Form 10-Q
period 1996-03-31
MAHASKA INVESTMENT CO
filed 1996-05-15
CIK 741390

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549



         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934




FOR QUARTER ENDED 					             COMMISSION FILE NUMBER
MARCH 31, 1996      	                      0-24630





                    MAHASKA INVESTMENT COMPANY
      (Exact Name of Registrant as Specified in its Charter)




        IOWA						                          42-1003699
(State of Incorporation)		     (I.R.S. Employer Identification No.)



           222 First Avenue East, Oskaloosa, Iowa  52577

                 Telephone Number (515) 673-8448



Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                        				Yes   X   		No

As of April 25, 1996, 2,259,506 shares of common stock $5 par value were outstanding.

PART 1 -- Item 1. Financial Statements

                       MAHASKA INVESTMENT COMPANY
                             AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CONDITION


(unaudited)
(dollars in thousands)	                      March 31,     	December 31,
	                                               1996	           1995
                                            	---------	     ------------
           ASSETS
Cash and due from banks .........	           $  6,478	         6,700
Interest-bearing deposits in banks              2,974	         3,439
Federal funds sold ..............	              1,395	        10,682
                                             	--------      	-------
   Cash and cash equivalents ....	             10,847       	 20,821
                                             	--------      	-------
Investment securities:
   Available for sale ...........	             20,249	        11,169
   Held to maturity .............	             32,618	        31,451
Loans ...........................	             95,215	        86,475
Less:
   Unearned discount ............	               (734) 	        (606)
   Allowance for loan losses ....	             (1,038)	       (1,001)
                                             	--------      	-------
   Net loans ....................	             93,443	        84,868
                                            	--------       	-------
Loan pool participations ........	             42,327	        45,318
Premises and equipment, net .....	              2,650	         2,495
Accrued interest receivable .....	              2,195	         2,203
Other assets ....................	              2,803	         2,495
Goodwill ........................	              4,241	         4,342
                                            	--------       	-------
   Total assets .................	            211,373       	205,162

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
   Demand .........................	          16,251       	 15,480
   NOW and Super NOW ..............	          26,004       	 26,188
   Savings ........................	          48,245	        46,556
   Certificates of deposit ........	          76,503	        73,280
                                            	-------       	-------
      Total deposits ..............         	167,003       	161,504
Note payable ......................	           9,750       	 10,000
Other liabilities .................	           2,211	         1,552
                                            	-------       	-------
      Total liabilities ...........	         178,964       	173,056

Shareholders' equity:
   Common stock, $5 par value;
     authorized 4,000,000 shares;
     issued 2,284,506 shares ......	          11,423       	 11,423
   Capital surplus ................	           7,787       	  7,787
   Treasury stock at cost,
     25,000 shares as of March 31,
     1996, and 15,000 shares as of
     December 31, 1995 ............	           (383)      	   (231)
   Retained earnings ..............	         13,663       	 13,070
   Unrealized (loss) gain on
     investments available for sale	            (81)      	     57
                                          	--------	       -------
      Total shareholders' equity           	 32,409         32,106
                                          	--------	       -------
      Total liabilities and
        shareholders' equity ......        	211,373       	205,162
                                          	--------	       -------

See accompanying notes to consolidated financial statements.

                  MAHASKA INVESTMENT COMPANY
                        AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF INCOME

(unaudited)                             	    Three Months Ended
(dollars in thousands	                             March 31,
 except per share)                        	------------------------
	                                              1996	        1995
                                           	----------	 -----------
Interest income:
   Interest and fees on loans ......	          2,174	      1,742
   Interest and discount on loan pools	        1,938	      1,801
   Interest on bank deposits .......	             71          25
   Interest on federal funds sold	                57	          0
   Interest on investment securities:
      Available for sale ...........	            228  	      155
      Held to maturity .............	            427	        433
                                           	--------	   --------
         Total interest income .....	          4,895	      4,156
                                           	--------	   --------

Interest expense:
   Interest on deposits:
      NOW and Super NOW ............	            141	        154
      Savings ......................	            457  	      419
      Certificates of deposit ......	          1,081  	      850
   Interest on federal funds purchased	            0	         40
   Interest on note payable ........	            205  	      104
                                           	--------	   --------
         Total interest expense ....	          1,884	      1,567
                                           	--------  	 --------
         Net interest income .......	          3,011	      2,589

Provision for loan losses ..........	             65	         32
                                           	--------	   --------
         Net interest income after
           provision for loan losses	          2,946	      2,557
                                           	--------	   --------

Noninterest income:
   Service charges .................	           183	        174
   Data processing income ..........	            57	         82
   Other operating income ..........	           103	        114
   Investment security (losses) gains	           (4)	         2
                                           	--------	  --------
        Total noninterest income	               339	        372
                                           	--------	  --------
Noninterest expense:
   Salaries and employee
     benefits expense .............	            879  	      849
   Net occupancy expense ..........	            243  	      210
   FDIC assessment ................	             21  	       83
   Professional fees ..............	            147  	       88
   Other operating expense ........	            362  	      363
   Goodwill amortization ..........	            101  	       94
                                          	--------	   --------
         Total noninterest expense	           1,753	      1,687
                                          	--------	   --------
         Income before income
           tax expense ............        	  1,532	      1,242

Income tax expense ................	            526  	      415
                                          	--------	   --------
         Net income ...............	          1,006	        827
                                          	--------  	 --------

Earnings per common share .........	        $0.4400	      0.360
Dividends per common share ........        	$0.1825	      0.165



See accompanying notes to consolidated financial statements.

                    MAHASKA INVESTMENT COMPANY
                        AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS


(unaudited)	                              Three Months Ended
(dollars in thousands	                         March 31,
 except per share)	                      ------------------------
                                          	  1996	       1995
                                         ----------	  -----------
Cash flows from operating activities:
   Net income ......................	     $   1,006	      827
   Adjustments to reconcile net
     income to net cash provided
     by operating activities:
     Depreciation and amortization	             202	       176
     Provision for loan losses .....	            65	        32
     Investment securities losses (gains)         4	        (2)
     Loss on sale of bank premises
       and equipment ...............	             1	         0
     Amortization of investment
       securities premiums .........	            88	        91
     Accretion of investment securities
       and loan discounts ..........	           (84)	      (62)
     Increase in other assets ......           (300)	     (191)
     Increase in other liabilities	             741	       443
                                        	 ---------	    --------
        Total adjustments ..........	           717	       487
                                        	 ---------  	  --------
        Net cash provided by
          operating activities .....	         1,723	     1,314
                                        	 ---------	    --------

Cash flows from investing activities:
   Investment securities available for sale:
   Proceeds from sales ...........	               0	    3,008
     Proceeds from maturities ......	         2,000	        0
     Purchases .....................	       (11,328)	       0
   Investment securities held to
     maturity:
     Proceeds from sales ...........	         2,001	        0
     Proceeds from maturities ...... 	          625	    2,206
     Purchases ..................... 	       (3,855	   (1,146)
   Purchases of loan pool
     participations ................	        (2,709)	       0
   Principal recovery on loan
     pool participations ...........	         5,700	    4,969
   Net increase in loans ...........	        (8,557)	  (3,873)
   Purchases of bank premises
     and equipment .................	          (257)      (45)
                                         	 ---------	 --------
       Net cash (used in) provided
         by investing activities ...	       (16,380)	   5,119

Cash flows from financing activities:
   Net increase in deposits	                  5,498	    5,921
   Net decrease in federal
     funds purchased ...............	             0	   (4,700)
   Advances on note payable ........	           500	        0
   Principal payments on note payable	         (750)	  (1,500)
   Dividends paid ..................	          (412)	    (377)
   Purchases of treasury stock .....	          (153)	       0
                                       	  ---------	  --------
      Net cash provided by (used in)
        financing activities .......	         4,683	     (656)
                                       	  ---------	  --------
   Net (decrease) increase in cash
      and cash equivalents .........	        (9,974)	   5,777
   Cash and cash equivalents at
      beginning of period ..........	        20,821	    7,691
                                        	  --------	  --------
   Cash and cash equivalents at
      end of period ................	        10,847	   13,468
                                        	  -------- 	 --------

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
     Interest .....................      	   2,006	   1,456
                                         	 ------- 	 -------
     Income taxes .................	             0	       0
                                         	 -------	  -------

See accompanying notes to consolidated financial statements.

                    MAHASKA INVESTMENT COMPANY

            Notes to Consolidated Financial Statements
                           (Unaudited)



1.	Adjustments and Reclassifications

The accompanying financial statements for the interim periods were prepared without audit. In the opinion of management, all adjustments which were necessary for a fair presentation of financial position and results of operations have been made. These adjustments were of a normal recurring nature.

2.	Statements of Cash Flows

In the statements of cash flows, cash and cash equivalents include cash and due from banks, interest-bearing deposits with banks, and federal funds sold.

3.	Income Taxes

Federal income tax expense for the three months ended March 31, 1996 and 1995 was computed using the consolidated effective federal tax rate.
The Company also recognized income tax expense pertaining to state franchise taxes payable individually by the subsidiary bank and thrift.

4.	Earnings Per Common Share

Earnings per common share computations are based on the weighted average number of shares of common stock outstanding during the period. The weighted average number of shares for the three-month periods ended March 31, 1996, and March 31, 1995, was 2,261,154 and 2,284,506,
respectively.

Part I -- Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations.

Net income for the Company increased 22% to $1,006,000 for the quarter ended March 31, 1996, compared with $827,000 for the three months ended March 31, 1995. Net income per share for the first quarter of 1996 was $.44 versus net income of $.36 per share for the first quarter of 1995. Weighted average shares outstanding were 2,261,154 and 2,284,506 for the first quarter of 1996 and 1995, respectively. Return on average assets for the quarter ended March 31, 1996 was 1.97% compared with a return of 1.82% for the quarter ended March 31, 1995. The Company had a return on average equity of 12.44% for the three months ended March 31, 1996 versus 11.13% for the three months ended March 31, 1995.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income for the quarter ended March 31, 1996, increased 16.3% to $3,010,000 from $2,589,000 for the three months ended March 31, 1995. This is due to increased interest income earned on loans and an increase in interest income and discount on loan pool participations. The increase in total interest income was offset, in part, by greater interest expense. Total interest income increased $738,000 (18%) in the first quarter of 1996 compared with the same period in 1995. The Company's total interest expense for the quarter increased $317,000 (20.2%) compared with the same period in 1995. The Company's net interest margin for the first quarter of 1996 increased to 6.50% from 6.36% in the first quarter of 1995 as the composite rate earned on interest-earning assets increased more than the overall rate paid on interest-bearing liabilities. The Company's overall yield on earning assets increased to 10.5% for the first quarter of 1996 compared to 10.1% for the first quarter of 1995. The rate on interest-bearing liabilities also increased in the first quarter of 1996 to 4.8% compared with 4.5% for the first quarter of 1995.

Interest income and fees on loans increased $432,000 (25%) in the first quarter of 1996 compared to the same period in 1995 due to increased loan volumes and an increase in the overall yield on loans resulting from higher market interest rates. The average yield on loans increased to 9.9% for the first three months of 1996, up from 9.3% for the three months ended March 31, 1995. Average loans outstanding increased to $88,591,000 for the first three months of 1996 compared with $76,116,000 for the first quarter of 1995, an increase of $12,475,000 (16%). The majority of this loan growth has occurred in real estate and commercial loans at Mahaska State Bank and Central Valley Bank.
MIC Leasing Co. has experienced increases in accounts receivable financing and leasing volumes.

Loan pool investments provided the Company with additional revenue in the first quarter of 1996 compared to the same period in 1995. Interest income and discount earned on the loan pools increased 7% in the first quarter of 1996 to $1,938,000 compared with $1,801,000 earned in the first quarter of 1995. The loan pool earnings may vary from quarter to quarter reflecting fluctuations in the level of collections by the Company's servicer. The fluctuations in the level of collections are due to variations in the amount of loans settled in full or in part versus the total of payments collected on amortizing loans and the amount of interest collected.
The interest rate environment and general economic conditions also affect collections. The amount of income ultimately recognized by the Company relative to the total cash collections is also affected by other factors. These factors include the proportion of loan principal collected versus interest collected (interest typically has no cost basis), the underlying basis of the loan principal collected (basis ranges from 13% to 84% of loan face amount), the collection expense incurred to collect the loans (legal fees and operating expenses may vary from month to month), the amount of bonus and service fees earned by the servicer (fees earned by the servicer vary by package relative to the percentage of original purchase cost collected), and the basis write-offs of any uncollectible loans (amounts written off may vary from period to period). The servicer collected a total of $9,900,000 for the first quarter of 1996, compared with collections for the first quarter of 1995 totaling $9,299,000, an increase of $601,000 (6%). Loan pool yield for the first quarter of 1996 was 18.1% compared with a yield 16.2% for the three months ended March 31, 1995.

Interest expense for the first quarter of 1996 increased $317,000 (20%) compared with the first quarter of 1995 as a result of an increase in total deposits, an increased level of borrowed funds, and increased rates on time deposits. Average interest-bearing deposits for the first quarter of 1996 increased $13,363,000 (10%) from the same period in 1995 with the greatest increase occurring in the time deposit category. Average short-term borrowings increased during the first quarter of 1996 by $2,599,000 compared with the first quarter of 1995 with a resultant increase in interest expense on these funds. Interest rates paid on interest-bearing demand accounts and on savings accounts declined in the first quarter of 1996 in comparison with the first quarter of 1995, while the average rate on time deposits increased.

Provision for Loan Losses

The Company's provision for loan loss expense in the first quarter of 1996 was $33,000 greater than in the first quarter of 1995. As loan volumes continue to grow (especially in the accounts receivable financing category), management believes that it is prudent to also increase the level of the allowance for loan losses.

Other Income

Noninterest income decreased $33,000 in the first quarter of 1996 compared with 1995, mainly due to the reduction in the number of nonaffiliated banks that Mahaska State Bank's data center is processing in 1996 versus 1995. Total data processing income is down $25,000 in the first quarter of 1996 compared with prior year period. Data processing management continues to actively seek new bank clients. Service charge income for the quarter has increased in 1996 compared with 1995 due to additional charges collected at Central Valley Bank.

Other Expense

Total noninterest expense for the quarter ended March 31, 1996 increased $66,000 (4%) compared to noninterest expense for the first quarter of 1995. Salaries and benefits expense for the first quarter of 1996 increased $30,000 (3%) over the first quarter of 1995, mainly resulting from an increase in the number of employees at Central Valley and at MIC Leasing Co. Net occupancy expenses for the first quarter of 1996 increased $34,000 in comparison to the first quarter of 1995 with most of the increase due to the additional branch of Central Valley Bank. Professional fees were up $58,000 for the first three months of 1996 over the same period in 1995. The FDIC assessment expense incurreed by the Company during the first quarter of 1996 decreased by $63,000 compared with the first quarter of 1995 reflecting the reduced assessment rate paid by Mahaska State Bank.

Income Tax Expense

Income tax expense for the three months ended March 31, 1996, increased $111,000 compared to the amount for the three months ended March 31, 1995, due to the overall increase in taxable income for the period.

FINANCIAL CONDITION

The Company's total assets as of March 31, 1996 were $211,373,000, an increase of $6.2 million (3%) from December 31, 1995. Total deposits grew $5.5 million during this time period with the most growth noted in the time certificate of deposit accounts. The Company had federal funds sold of $1,395,000 on March 31, 1996, compared with funds sold of $10,632,000 on December 31, 1995. The note payable balance decreased to $9,750,000 on March 31, 1996.

Loan Pool Participations

As of March 31, 1996, the Company had investments in loan pool participations of $42,327,000. New loan pool investments during the quarter totaled $2,709,000. The loan pool participation investment as of December 31, 1995 was $45,318,000. Pool pay down for the first three months of 1996 exceeded new loan pool investments by $5,700,000.
During the first quarter of 1996, the servicer sold performing single-family real estate loans having a basis of $1,443,000 to Central Valley Bank. This was done to ensure that Central Valley would continue to meet the Qualified Thrift Lender (QTL) test. No gain was recognized by the Company. Average loan pool participation investments decreased to $43,050,000 for the first three months of 1996, a decline from $45,128,000 for the first three months of 1995.

Loans

Loan volumes continued to increase, with total loans as of March 31, 1996 reflecting growth of $8,612,000 (10.0%) from December 31, 1995.
Most of this growth was in the commercial and real estate loans categories, as well as the accounts receivable financing.

Nonperforming Loans

The Company's nonperforming loans totaled $744,000 (.8% of total loans) as of March 31, 1996, compared to $694,000 (.8% of total loans) as of December 31, 1995. All nonperforming loan totals and related ratios exclude the loan pool investments. The following table presents the categories of nonperforming loans as of March 31, 1996:

                       Nonperforming Loans
                      (dollars in thousands)
                          March 31, 1996

		90 days past due				                     $  222
		Renegotiated					                           388
		Nonaccrual					                             133
		Other real estate owned			                    0
									                                  ------
									                                  $  744
                                  									------

From December 31, 1995 to March 31, 1996, nonaccrual loans increased $9,000 while restructured loans decreased $21,000, loans ninety days past due increased $87,000, and other real estate owned of $27,000 was sold. The Company's allowance for loan losses as of March 31, 1996 was $1,038,000, which was 1.1% of total loans as of that date. This compares with an allowance for loan losses of $1,001,000 as of December 31, 1995, which was 1.2% of total loans. As of March 31, 1996, the allowance for loan losses to nonperforming loans was 139.6% compared with 144.3% as of December 31, 1995. Management believes that as of March 31, 1996, the allowance for loan losses was adequate. For the three months ended March 31, 1996, the Company recognized a net loan charged-off of $28,000 compared with a net recovery of loans previously charged-off of $5,000 during quarter ended March 31, 1995.

Capital Resources

As of March 31, 1996, total shareholders' equity as a percentage of total assets was 15.3% compared with 15.7% as of December 31, 1995. The Company held 25,000 shares of treasury stock at a cost of $383,000 as of March 31, 1996. These shares were repurchased following the announcement on April 24, 1995 that the Company would reacquire up to 200,000 shares in order to satisfy options granted under the Company's Stock Incentive Plan. On March 4, 1996, it was announced that the stock repurchase plan would continue through January 31, 1997. Dudring the first quarter of 1996, a total of 10,000 shares were purchased. Under risk-based capital rules, the Company's total capital was 19.3% of risk-weighted assets as of March 31, 1996, and was 20.6% of risk-weighted assets as of December 31, 1995, compared to an 8.0% requirement.

Part II -- Item 6.  Exhibits and Reports on Form 8-K.

(b)	Reports on Form 8-K -- A report on Form 8-K was filed as of February 15,
1996 related to the Company's subsidiary Central Valley Bank entering into an agreement to purchase certain assets and assume certain liabilities of the Sigourney, Iowa office of Boatmen's Bank Iowa, N.A.

                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      							MAHASKA INVESTMENT COMPANY
                                      							(Registrant)



                                           		/s/ Charles S. Howard
Dated:  May 13, 1995                   						---------------------
                                      							Charles S. Howard
                                      							President



                                           		/s/ David A. Meinert
Dated:  May 13, 1995                   						--------------------
                                      							David A. Meinert
                                      							Chief Financial Officer and
                                      							Executive Vice President