Form 10-Q/A
period 1996-03-31
MAHASKA INVESTMENT CO
filed 1996-07-02
CIK 741390

FORM 10-Q/A

                SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549

                          AMENDMENT NO. 1

                               TO THE

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

PART II - ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.*

     *This Form 10-Q/A is being filed for the sole purpose of designating the Financial Data Schedule as a separate document (Exhibit 27) within the EDGAR submission of the Form 10-Q on May 13, 1996, and does not otherwise amend this information set forth in that submission.



                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      							MAHASKA INVESTMENT COMPANY
                                      							(Registrant)



                                           		/s/ David Meinert
Dated:  July 1, 1996                   						---------------------
                                      							David Meinert,
                                      							Executive Vice President