Form 10-Q
period 1996-06-30
MAHASKA INVESTMENT CO
filed 1996-08-12
CIK 741390

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549


                          FORM 10-Q


                            to the

            Quarterly Report Under Section 13 or 15(d)
             of the Securities Exchange Act of 1934


               For the Quarter Ended June 30, 1996

                  Commission File Number 0-24630


                    MAHASKA INVESTMENT COMPANY
     (Exact name of registrant as specified in its charter)


              IOWA                   42-1003699
	(State of Incorporation)	      (I.R.S.  Employer
                                     Identification Number)


           222 First Avenue East, Oskaloosa, Iowa  52577
             (Address of principal executive offices)


                       (515) 673-8448
      (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
YES    X      NO  ------

As of July 29, 1996, 2,249,506 shares of common stock $5 par value were outstanding.

PART 1 -- Item 1. Financial Statements


                   MAHASKA INVESTMENT COMPANY
                        AND SUBSIDIARIES


           CONSOLIDATED STATEMENTS OF CONDITION

(unaudited)
(dollars in thousands)                June 30,     December 31,
                                        1996          1995
                                      --------     ------------
ASSETS

Cash and due from banks               $  6,104           6,700
Interest-bearing deposits in banks      10,372           3,439
Federal funds sold                           0          10,682
                                       -------          ------
  Cash and cash equivalents             16,476          20,821
                                       -------          ------
Investment securities:
  Available for sale                    18,004          11,169
  Held to maturity                      31,364          31,451
Loans                                  115,050          86,475
Less:
  Unearned discount                       (812)           (606)
  Allowance for loan losses             (1,267)         (1,001)
                                       --------          ------
     Net loans                         112,971          84,868
                                       --------         -------
Loan pool participations                55,855          45,318
Premises and equipment, net              3,011           2,495
Accrued interest receivable              2,520           2,203
Other assets                             2,481           2,495
Goodwill                                 7,122           4,342
                                       --------         -------
   Total assets                    $   249,804         205,162
                                     ----------        --------

            LIABILITIES AND SHAREHOLDERS'EQUITY

Deposits:
  Demand                          $    14,992          15,480
  NOW and Super NOW                    31,544          26,188
  Savings                              58,781          46,556
  Certificates of deposit              93,639          73,280
                                      -------         -------
     Total deposits                   198,956         161,504
Note payable                           14,750          10,000
Other liabilities                       3,114           1,552
                                      -------         -------
  Total liabilities                   216,820         173,056
                                      -------         -------

Shareholders' equity:
  Common stock, $5 par value;
    authorized 4,000,000 shares;
    issued 2,284,506 shares            11,423          11,423
  Capital surplus                       7,787           7,787
  Treasury stock at cost,
    35,000 shares as of June 30, 1996,
    and 15,000 shares as of
    December 31, 1995                    (538)           (231)
  Retained earnings                    14,514          13,070
  Unrealized (loss) gain on
    investments available for sale       (202)             57
                                       -------         -------
    Total shareholders'equity          32,984          32,106
                                       -------         -------
    Total liabilities and
      shareholders'equity          $  249,804         205,162
                                      --------        --------

See accompanying notes to consolidated financial statements.

                   MAHASKA INVESTMENT COMPANY
                        AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF INCOME



(unaudited)               Three Months Ended   Six Months Ended
(dollars in                    June 30,             June 30,
thousands,                ------------------   ----------------
except per share           1996      1995       1996      1995

Interest income:

Interest and fees
  on loans                 $2,495    1,889      4,669     3,630
Interest and discount
  on loan pools             1,917    2,272      3,855     4,073
Interest on bank deposits      42       49        112        74
Interest on federal
  funds sold                   20       63         76        63
Interest on investment
  securities:
  Available for sale          313      129        542       284
  Held to maturity            419      420        846       854
                            -----    -----      -----     -----
     Total interest income  5,206    4,822     10,100     8,978
                            -----    -----     ------     -----
Interest expense:

Interest on deposits:
  NOW and Super NOW           139      155        280       309
  Savings                     472      468        929       887
  Certificates of deposit   1,105      989      2,185     1,840
Interest on federal
  funds purchased               4        0          4        41
Interest on note payable      217      125        422       228
                            -----    -----      -----     -----
  Total interest expense    1,937    1,737      3,820     3,305
                            -----    -----      -----     -----
  Net interest income       3,269    3,085      6,280     5,673
Provision for loan losses      47       43        112        75
                            -----    -----      -----     -----
   Net interest income
     after provision for
     loan losses            3,222    3,042      6,168     5,598
                            -----    -----      -----     -----
Noninterest income:

  Service charges             218      186        401       360
  Data processing income       59       64        116       147
  Other operating income       98       71        201       185
  Investment security losses   (8)     (17)       (12)      (15)
                              ----     ----       ----      -----
    Total noninterest income  367      304        706       677
                              ----     ----       ----      -----

Noninterest expense:
  Salaries and employee,
    benefits expense          780      754      1,659     1,603
  Net occupancy expense       262      197        506       407
  FDIC assessment              23       83         44       167
  Professional fees            91       99        237       187
  Other operating expense     410      370        772       733
  Goodwill amortization       101       94        202       187
                              ---      ---      -----     -----
    Total noninterest
      expense               1,667    1,597      3,420     3,284
                            -----    -----      -----     -----
    Income before income
      tax expense           1,922    1,749      3,454     2,991
  Income tax expense          660      602      1,186     1,016
     Net income            $1,262    1,147      2,268     1,975
                            -----    -----      -----     -----



Earnings per common share  $0.56      0.50       1.00     0.86
Dividends per common share $0.1825    0.165      0.365    0.33

See accompanying notes to consolidated financial statements.

                  MAHASKA INVESTMENT COMPANY
                      AND SUBSIDIARIES


            CONSOLIDATED STATEMENTS OF CASH FLOWS


(unaudited)                                 Six Months Ended
(dollars in thousands)                          June 30,
                                            1996        1995
                                            ----        ----
Cash flows from operating activities:
  Net income                             $   2,268      1,975
                                          --------     ------
  Adjustments to reconcile net
    income to net cash
    provided by operating activities:
    Depreciation and amortization              427        356
    Provision for loan losses                  112         75
    Investment securities losses                12         15
    Loss on sale of bank premises
      and equipment                              1          0
    Amortization of investment securities
      premiums                                 172        173
    Accretion of investment securities
      and loan discounts                      (174)      (121)
    (Increase) decrease in other assets        (75)       160
    Increase in other liabilities            1,494        592
                                             ------     ------
      Total adjustments                      1,969      1,250
                                             ------     ------
      Net cash provided by operating
        activities                           4,237      3,225

Cash flows from investing activities:
  Investment securities available for sale:
    Proceeds from sales                      1,988      3,991
    Proceeds from maturities                 2,026      2,000
    Purchases                              (11,328)    (1,000)
  Investment securities held to maturity:
    Proceeds from sales                      2,001          0
    Proceeds from maturities                 1,825      5,177
    Purchases                               (3,855)    (4,379)
  Purchases of loan pool participations    (22,541)    (7,736)
  Principal recovery on loan pool
    participations                          12,004      7,367
  Net increase in loans                    (13,570)    (6,836)
  Purchases of bank premises and equipment    (366)      (134)
  Proceeds from branch acquisition          14,246          0
                                           -------      ------
    Net cash used in investing activities  (17,570)    (1,550)
                                           --------    -------

Cash flows from financing activities:
  Net increase in deposits                   5,369      7,948
  Net decrease in federal funds purchased        0     (4,700)
  Advances on note payable                   5,500      6,800
  Principal payments on note payable          (750)    (3,700)
  Dividends paid                              (824)      (753)
  Purchases of treasury stock                 (307)      (151)
                                           --------   --------
    Net cash provided by financing
      activities                             8,988      5,444
                                           --------   --------

    Net (decrease) increase in cash and
      cash equivalents                      (4,345)     7,119

Cash and cash equivalents at
   beginning of period                      20,821      7,691
                                           --------    -------
Cash and cash equivalents at end of period $16,476     14,810
                                            -------    -------

Supplemental disclosures of cash
  flow information:
  Cash paid during the period for:
    Interest                               $ 3,651      3,023
                                            -------    -------
    Income taxes                           $   770        865
                                            -------    -------

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

3.  Income Taxes

Federal income tax expense for the three months and the six months ended June 30, 1996 and 1995 was computed using the consolidated effective federal tax rate. The Company also recognized income tax expense pertaining to state franchise taxes payable individually by the subsidiary bank and thrift.

4.  Earnings Per Common Share

Earnings per common share computations are based on the weighted average number of shares of common stock outstanding during the period. The weighted average number of shares for the three-month and six month periods ended June 30, 1996, was 2,256,759 and 2,258,957, respectively. The weighted average number of shares for the three-month and six-month periods ended June 30, 1995 was 2,281,044 and 2,282,766, respectively.

Part I -- Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations.


The Company earned $1,262,000 for the three months ended June 30, 1996, compared with net income of $1,147,000 for the three months ended June 30, 1995. Earnings per share for the second quarter of 1996 was $.56 based on 2,256,759 average shares outstanding, versus earnings of $.50 per share for the second quarter of 1995 with an average 2,281,044 shares outstanding. Return on average assets for the quarter ended June 30, 1996 was 2.35% compared with a return of 2.43% for the quarter ended June 30, 1995. The Company had a return on average equity of 15.79% for the three months ended June 30, 1996 versus 15.04% for the three months ended June 30, 1995.

For the six months ended June 30, 1996, the Company earned net income of $2,268,000 compared with $1,975,000 for the six months ended June 30, 1995. Earnings per share for the six months ended June 30, 1996 was $1.00 with an average of 2,258,957 shares outstanding, compared to $.86 per share on 2,282,766 average shares outstanding for the six months ended June 30, 1995.
Return on average assets for the first six months of 1996 was 2.16% compared with a return of 2.13% for the six months ended June 30, 1995. The Company had a return on average equity of 14.10% for the six months ended June 30, 1996 compared to 13.11% for the six months ended June 30, 1995.

On June 21, 1996, one of the Company's subsidiaries completed the acquisition of a bank office from Boatmen's Bank Iowa, N.A. (Boatmen's). Central Valley Bank assumed approximately $32.6 million in deposits and purchased certain loans totaling approximately $14.7 million of the Sigourney, Iowa office of Boatmen's. Central Valley's existing branch facility in Sigourney was closed and the operations were consolidated in the Boatmen's facility. A premium of approximately $3.0 million was paid by Central Valley to acquire the deposits. The acquisition was accounted for as a purchase transaction and, as such, did not require any restatement of prior period financial statements.
Due to the relatively late date in the second quarter of the Boatmen's acquisition, the acquisition did not have a material impact on the results of operations for the second quarter of 1996 or on the 1996 year-to-date results of the Company.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income for the quarter ended June 30, 1996, increased 6% to $3,269,000 from $3,085,000 for the three months ended June 30, 1995. This increase is mainly due to greater interest income on loans as a result of higher loan volumes.
Total interest income increased $384,000 (8%) in the second quarter of 1996 compared with the same period in 1995. Total interest income for the first half of 1996 was $1,122,000 (13%) higher than in 1995. The increase in income was offset, in part, by an increase in the amount of interest expense incurred on deposits and borrowed funds. The Company's net interest margin for the second quarter of 1996 decreased to 6.71% from 7.24% in the second quarter of 1995 as the rate earned on interest-earning assets decreased more than the rate paid on interest-bearing liabilities. The Company's overall yield on earning assets decreased to 10.6% for the second quarter of 1996 compared to 11.3% for the second quarter of 1995. The rate on interest-bearing liabilities also decreased in the second quarter of 1996 to 4.7% compared with 4.8% for the second quarter of 1995.

For the six months ended June 30, 1996, net interest income was $6,280,000, an increase of $607,000 (11%) compared to the net interest income of $5,673,000 for the six months ended June 30, 1995. This increase was mainly attributable to an increase in volume, with lessened effect caused by rate increases. The net interest margin decreased to 6.6% for the first six months of 1996 compared with 6.8% for the first half of 1995. The yield on earning assets declined to 10.6% in 1996 compared to 10.7% for the first half of 1995, while the rate on interest-bearing liabilities increased slightly to 4.8% in 1996 from 4.7% for the six months ended June 30, 1995.

Interest income and discount earned on the loan pools decreased 16% in the second quarter of 1996 to $1,917,000 compared with $2,272,000 earned in the second quarter of 1995. The loan pool earnings may vary from quarter to quarter reflecting fluctuations in the level of collections by the Company's servicer. The fluctuations in the level of collections are mostly due to variations in the amount of loans settled in full or in part versus the total of payments collected on amortizing loans and the amount of interest collected. The interest rate environment and general economic conditions also affect collections. For the first half of 1996, loan pool interest income and discount totaled $3,855,000, a decrease of 5% compared to the June 30, 1995 year-to-date total of $4,073,000. Average loan pool participation investments decreased to $43,658,000 for first half of 1996, down from $45,134,000 for the first half of 1995. Loan pool participation investments had a yield of 17.4% and 17.8% for the quarter and the six months ended June 30, 1996, respectively. For the quarter ended June 30, 1995 and the six months ended thereon, loan pool investments yielded 20.2% and 18.2%, respectively.

Interest income and fees on loans increased $607,000 (32%) in the second quarter of 1996 compared to the same period in 1995 due to increased loan volumes and an increase in the overall yield on loans. For the six months ended June 30, 1996, interest income and fees on loans increased $1,039,000 (29%) compared with the first half of 1995. The average yield on loans increased to 10.0% for the first half of 1996, up from 9.4% for the six months ended June 30, 1995. Average loans outstanding increased to $93,589,000 for the first six months of 1996 compared with $77,677,000 for the same period in 1995.

Interest income on investment securities available for sale increased $184,000 (143%) for the second quarter of 1996 compared to the same period in the prior year. This increase is primarily due to the increased level of securities held as "available for sale" as management has classified most of the new securities being purchased in this category. The interest income on securities available for sale for the first six months of 1996 increased $258,000 (91%) compared with that earned in the first half of 1995 due to the same increase in volume.

Interest expense for the second quarter of 1996 increased $199,000 (11%) compared with the second quarter of 1995 as a result of the increase in total deposits, increased level of borrowed funds, and the higher interest rates paid on certificates of deposit. The average deposits for the second quarter of 1996 were up approximately $15,620,000 from the same period in 1995. These additional deposits added to the Company's interest expense for the quarter. Short-term borrowings averaged $5,096,000 higher during the second quarter of 1996 with a resultant increase in interest expense on these funds. The additional borrowings were used primarily to fund loan pool investments and to provide funds for On-Site Commercial Services leases and accounts receivable financing activities. For the six months ended June 30, 1996, total interest expense was $516,000 (16%) greater than in the first half of 1995. The average rate paid on interest-bearing liabilities was 4.8% for the first six months of 1996 compared with 4.7% in the first half of 1995. Average interest-bearing liabilities for the six months ended June 30, 1996 increased $18,325,000 compared with the same period in 1995.

Provision for Loan Losses

The Company's provision for loan loss expense in the second quarter of 1996 was $4,000 greater than in the second quarter of 1995. For the first six months of 1996, the provision for loan loss was $37,000 higher than in 1995. The Company continues to add to the reserves at its subsidiaries as overall loan volumes continue to grow.

Other Income

Noninterest income increased $63,000 (21%) in the second quarter of 1996 compared with 1995. For the six months ended June 30, 1996, noninterest income increased $29,000 (4%) compared to the first six months of 1995. Service charge income for both the quarter and the six month periods has increased in 1996 compared with 1995 mainly due to the growth in demand and Now account deposits of Central Valley Bank and related overdraft fees. Data processing income for the quarter ended June 30, 1996 was slightly below the income earned in the second quarter of 1995.
For the first six months of 1996, data processing income is $31,000 lower than in the same period in 1995 due to a reduction in the number of clients that the Mahaska State Bank data center is processing in 1996. Management continues to search for new data processing clients that would provide additional revenue.

Other Expense

Total noninterest expense for the quarter ended June 30, 1996 increased $70,000 (4%) compared to the second quarter of 1995. For the six months ended June 30, 1996, noninterest expense was $136,000 (4%) higher than for the six months ended June 30, 1995. Total salaries and employee benefits expense increased 4% in both the second quarter and in the six months ended June 30, 1996, compared to the same time periods in 1995. Net occupancy expenses increased by $65,000 in the second quarter of 1996 compared with the second quarter of 1995 and by $99,000 for the first six months of 1996 versus the first half of 1995 mainly due to the operation of the supermarket branch of Central Valley Bank. Mahaska State Bank closed one of its offices in Oskaloosa on May 1, 1996, which should produce some future cost savings.

The reduction in the FDIC premium paid by Mahaska State Bank caused the decrease in FDIC assessment expense of $60,000 for the quarter and $123,000 for the six months ended June 30, 1996 compared to the same periods in 1995. Professional fees for the second quarter are relatively unchanged while much of the $50,000 increase in 1996 year-to-date professional fees is attributable to the Boatmen's acquisition. Other operating expenses have increased approximately $40,000 in the second quarter and for the first half of 1996 mainly due to the costs associated with the supermarket branch operation and the costs incurred related to the Boatmen's office acquisition.

Income Tax Expense

Income tax expense for the three months ended June 30, 1996, increased $58,000 compared to the amount for the three months ended June 30, 1995. For the six months ended June 30, 1996, the Company's income tax expense increased $169,000 compared with the first half of 1995. The increases in tax expense are mainly due to the increased level of income for both the quarter and for the first half of 1996 compared to the prior year periods. The Company's overall effective tax rate remained at approximately 34%.

FINANCIAL CONDITION

The Company's total assets as of June 30, 1996 were $249,804,000, an increase of $44.6 million (22%) from December 31, 1995. Total deposits increased $37.4 million during this time period with growth of $4.8 exclusive of the Boatmen's acquisition. The
Company had no federal funds sold on June 30, 1996, compared with funds sold of $10.7 million on December 31, 1995. Interest-bearing deposits in banks was $10.4 million on June 30, 1996 versus $3.4 million on December 31, 1995. The interest-bearing deposits in banks were primarily funds on deposit with the Federal Home Loan Bank of Des Moines which were deposited on an "overnight" basis and thus available to meet liquidity needs.
The $7.0 million increase reflects cash received from the Boatmen's Sigourney office that as of June 30, 1996, had not been fully deployed. The note payable balance increased $4.8 million through June 30, 1996, as a result of additional borrowings incurred by the Company to inject additional capital into Central Valley Bank. The Bank required additional capital in order to maintain satisfactory capital levels following the Boatmen's acquisition. Goodwill increased approximately $2.8 million from December 31, 1995 to June 30, 1995 reflecting the approximately $3.0 million deposit premium paid to acquire the Boatmen's Sigourney office, less the year-to-date amortization related to previous goodwill.

Loan Pool Participations

As of June 30, 1996, the Company had investments in loan pool participations of $55,855,000. The Company successfully bid on a number of pools offered by the FDIC and by other private sellers during the second quarter of 1996. New loan pool investments during the quarter totaled $19,832,000. Approximately $10.8 million of the second quarter new pool investments occurred late in June following the receipt of funds from the Boatmen's office acquisition. These new pool purchases did not contribute significantly to the income for the second quarter; but it is anticipated that they will begin to contribute revenue in the third quarter of 1996. On June 28, 1996, the loan pool servicer sold loans having a face value of $2.7 million to an independent third party for $2.6 million. The total basis in these loans was approximately $2.0 million. The gain on the sale of these loans will be recorded in July 1996, which is consistent with the accounting method used by the Company for loan pool investments. The 1996 year-to-date investment in new loan pool participations was $22,541,000. Average loan pool participation investment for the quarter and the six months ended June 30, 1996 was $44,265,000 and $43,658,000, respectively. The loan pool participation investment as of December 31, 1995 was $45,318,000.

Loans

Loan volumes continued to increase, with total loans as of June 30, 1996 reflecting an increase of $28,369,000 (33%) from December 31, 1995. Approximately $14.7 million of this increase was attributable to the Boatmen's acquisition, while the Company's existing subsidiaries experiencing loan growth of $13.7 million (16%) from year-end 1995. The majority of this growth was in the real estate and the commercial loan categories, with all three of the Company's subsidiaries experiencing loan growth. Demand for these types of loans continues to remain strong in the market areas served by the Company. Marketing efforts to increase loan volumes have also been emphasized.

Non-performing Loans

The Company's non-performing loans totaled $822,000 (.7% of total loans) as of June 30, 1996, compared to $694,000 (.8% of total loans) as of December 31, 1995. All non-performing loan totals and related ratios exclude the loan pool investments. The following table presents the categories of non-performing loans as of June 30, 1996:

                       Non-performing Loans
                      (dollars in thousands)

           90 days past due              $  150
           Renegotiated                     375
           Nonaccrual                       297
           Other real estate owned            0
                                          -----
                                         $  822

From December 31, 1995 to June 30, 1996, nonaccrual loans increased $173,000 while restructured loans decreased $34,000, loans ninety days past due increased $16,000, and other real estate owned of $27,000 was sold. The Company's allowance for loan losses as of June 30, 1996 was $1,267,000, which was 1.1% of total loans as of that date. This compares with an allowance for loan losses of $1,001,000 as of December 31, 1995, which was 1.2% of total loans. As of June 30, 1996, the allowance for loan losses to nonperforming loans was 154.2% compared with 144.3% as of December 31, 1995. A purchase accounting adjustment added
$170,000 to the allowance for loan losses as part of the Central
Valley acquisition of the Boatmen's Sigourney office.  Central
Valley purchased selected loans from Boatmen's and did not acquire any nonperforming loans. Management believes that as of June 30, 1996, the allowance for loan losses is adequate. For the three months ended June 30, 1996, the Company recognized a net recovery on loans previously charged off of $12,000 compared with a recovery of $3,000 during the quarter ended June 30, 1995.
The Company charged off net loans of $16,000 for the first six months of 1996 and recognized a net recovery on loans previously charged off of $8,000 for the six months ended June 30, 1995.

Capital Resources

As of June 30, 1996, total shareholders' equity as a percentage of total assets was 13.2% compared with 15.7% as of December 31, 1995. The decrease in equity to total assets was due to the increase in the Company's total assets, reflecting the acquisition of the Boatmen's Sigourney office. The Company held
35,000 shares of treasury stock at a cost of $538,000 as of June
30, 1996. During the first six months of 1996, the Company reacquired 20,000 shares in order to satisfy options granted under the Company's Stock Incentive Plan. Under risk-based capital rules, the Company's total capital was 18.1% of risk-weighted assets as of June 30, 1996, and was 20.6% of risk-weighted assets as of December 31, 1995, compared to an 8.0% requirement.

Liquidity

Liquidity management involves meeting the cash flow requirements of depositors and borrowers. The Company conducts liquidity management on both a daily and long-term basis and it adjusts its investments in liquid assets based on expected loan demand, projected loan sales, expected deposit flows, yields available on interest-bearing deposits, and the objectives of its asset/liability management program. The Company had liquid assets (cash and cash equivalents) of $16,476,000 as of June 30, 1996, compared with $20,821,000 as of year-end 1995. Some of this decrease is attributable to the increase in loans and to the increase in loan pool investments which utilized liquid assets. Management believes that the Company has sufficient liquidity as of June 30, 1996 to meet the needs of borrowers and depositors.

Financial Impact of Boatmen's Acquisition

The purchase of the Boatmen's office effectively doubled the asset size of Central Valley Bank, significantly expanded its market presence in the Sigourney area, and also eliminated a
competitor in the market.   The acquisition allowed the Company
to utilize some of its excess capital and increased the total asset base of the organization.

Central Valley assumed deposit liabilities of approximately $32.6 million from Boatmen's. These deposit liabilities included noninterest-bearing demand deposits and interest-bearing NOW, savings and time certificates of deposit. The average rate of interest-bearing liabilities assumed was approximately 4.4%.
These additional deposits will increase the Company's overall interest expense in future periods. Central Valley did purchase loans of $14.7 million with an average interest rate of approximately 9.0% from Boatmen's that will provide future interest income to the organization. The difference between deposits assumed and loans purchased of $17.9 million was received in cash from Boatmen's. Of this $17.9 million, approximately $10.7 million was used to purchase additional loan pool investments. As of June 30, 1996, the remainder was held in an interest-earning account with the Federal Home Loan Bank of Des Moines. Management will be deploying these funds into loans and investment securities throughout the coming months. It is anticipated that the interest income earned on the loans and investments and the profits derived from the loan pool participation investments will increase over time.

The Company's total operating expense will increase in future periods due to the Sigourney branch. The acquisition resulted in a net increase of 8 employees and will produce a corresponding increase in salary and benefits expense. Occupancy and other operating expenses will also rise. There should be no additional increase in the FDIC premium assessment, however. The acquisition was structured as a "Reverse Oakar" transaction whereby the deposits acquired from Boatmen's retained their BIF
(Bank Insurance Fund) status and are, therefore, not subject to the higher SAIF (Savings Association Insurance Fund) rate paid by Central Valley. The Company will recognize additional expense related to the amortization of the core deposit intangible and the goodwill incurred related to the purchase premium paid. The core deposit intangible will be amortized using an accelerated method over the remaining life of the intangible and the goodwill will be amortized over a 15 year period using a straight-line method.

Part II -- Item 4. Submission of Matters to a Vote of Security
Holders.


The Company's annual meeting of shareholders was held on April 30, 1996. The record date for determination of shareholders entitled to vote at the meeting was March 25, 1996. There were 2,259,506 shares outstanding as of that date, each such share being entitled to one vote. At the shareholders' meeting the holders of 1,988,041 shares of stock were represented in person or by proxy, which constituted a quorum. The following proposals were voted on at the meeting:

Proposal 1 - Election of Directors:

The following persons were elected to serve as members of the Company's board of directors for the term specified below or until their successors shall have been elected and qualified. Such persons received the number of votes set opposite their names:

                                           VOTE
                             FOR           WITHHELD
                             ---           --------
One-year term (1997):
    Martin L. Bernstein      1,976,481     11,560
    R. Spencer Howard        1,980,941      7,100
    William E. Masterson     1,965,172     22,869

Two-year term (1998):
    Robert K. Clements       1,980,141      7,900
    R. S. Howard             1,980,839      7,202
    John P. Pothoven         1,980,539      7,502
    John W.N. Steddom        1,980,041      8,000

Three-year term (1999):
    John A. Fallon, III      1,980,441      7,600
    Charles S. Howard        1,980,941      7,100
    James F. Mathew          1,980,941      7,100
    David A. Meinert         1,980,941      7,100


Proposal 2 - Amendment to Articles of Incorporation to Provide for a Classified Board of Directors:

A vote was taken to adopt an amendment to the Company's articles of incorporation that would classify the board of directors into three separate classes, as nearly equal in number as possible, with one class being elected each year. (Directors elected to each of the respective classes were noted above in Proposal 1.) The results of the vote were as follows:


                                           DEALER
      FOR         AGAINST      ABSTAIN     NON-VOTES
      ---         -------      -------     ---------
      1,427,003   414,121      5,933       140,984

Proposal 3 - Approval of 1996 Stock Incentive Plan:

A vote was taken to approve the 1996 Stock Incentive Plan under which 250,000 shares of Common Stock were approved for reservation pursuant to options and other benefits which may be granted to executive officers, key employees, and non-affiliated directors. The results of the vote were as follows:

                                           DEALER
      FOR         AGAINST      ABSTAIN     NON-VOTES
      ---         -------      -------     ---------
      1,707,505   115,847      15,523      149,166

Proposal 4 - Ratification of Appointment of KPMG Peat Marwick LLP as independent auditor:

A vote was also taken on the ratification of the appointment of KPMG Peat Marwick LLP as independent auditors of the Company for the fiscal year ending December 31, 1996. The results of the vote were as follows:

                                           DEALER
      FOR         AGAINST      ABSTAIN     NON-VOTES
      ---         -------      -------     ---------
      1,984,150   2,107        1,784       0

Part II -- Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits -- The Exhibits set forth as Item 14(a)(3) in the
Company's Form 10-K filed for the fiscal year ended December 1, 1995 are hereby incorporated by reference.

(b) Reports on Form 8-K -- There were no reports on Form 8-K filed for the three months ended June 30, 1996.

                          SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             MAHASKA INVESTMENT COMPANY



Date:   August 9, 1996     By: /s/ Charles S. Howard
                               ---------------------
                               Charles S. Howard
                               President




Date:   August 9, 1996     By: /s/ David A. Meinert
                               --------------------
                               David A. Meinert,
                               Chief Financial Officer
                               and Executive Vice
                               President
                               (Principal Accounting Officer)