Form 10-Q
period 1996-09-30
MAHASKA INVESTMENT CO
filed 1996-11-14
CIK 741390

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                                     to the

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                    For the Quarter Ended September 30, 1996

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


     Indicate by check mark whether the registrant (1) has filed all reports required by Section13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and(2) has been subject to such filing requirements for the
past 90 days. YES X    NO

     As of November 6, 1996, 2,229,506 shares of common stock $5 par value were outstanding. PART 1 -- Item 1. Financial Statementsial Statements

PART 1 -- Item 1. Financial Statements


                           MAHASKA INVESTMENT COMPANY
                                AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CONDITION



(unaudited)
(dollars in thousands) ....................       September 30,    December 31,
                                                          1996             1995

                                                  -------------    ------------
ASSETS

Cash and due from banks ......................       $   9,049        $   6,700
Interest-bearing deposits in banks ...........           4,002            3,439
Federal funds sold ...........................               0           10,682
                                                     ---------        ---------
  Cash and cash equivalents ..................          13,051           20,821
                                                     ---------        ---------
Investment securities:
  Available for sale .........................          23,613           11,169
  Held to maturity ...........................          31,767           31,451
Loans ........................................         118,482           86,475
Less:
  Unearned discount ..........................            (844)            (606)
  Allowance for loan sses ....................          (1,447)          (1,001)
                                                     ---------        ---------
     Net loans ...............................         116,191           84,868
                                                     ---------        ---------
Loan pool participations .....................          59,248           45,318
Premises and equipment, net ..................           3,122            2,495
Accrued interest receivable ..................           3,136            2,203
Other assets .................................           2,064            2,495
Goodwill .....................................           6,971            4,342
                                                     ---------        ---------
   Total assets ..............................       $ 259,163          205,162
                                                     ---------        ---------


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
  Demand ..........................           $  17,450       15,480
  NOW and Super NOW ...............              31,887       26,188
  Savings .........................              61,319       46,556
  Certificates of deposit .........              93,791       73,280
                                              ---------    ---------
     Total deposits ...............             204,447      161,504
Federal funds purchased ...........               4,725            0
Note payable ......................              13,700       10,000
Other liabilities .................               2,913        1,552
                                              ---------    ---------
  Total liabilities ...............             225,785      173,056
                                              ---------    ---------

Shareholders' equity:
  Common stock, $5 par value;
    authorized 4,000,000 shares;
    issued 2,284,506 shares .......              11,423       11,423
  Capital surplus .................               7,787        7,787
  Treasury stock at cost,
    55,000 shares as of September 30, 1996,
    and 15,000 shares as of
    December 31, 1995 .............                (853)        (231)
  Retained earnings ...............              15,207       13,070
  Unrealized (loss) gain on
    investments available for sale                 (186)          57
                                              ---------    ---------
    Total shareholders' equity ....              33,378       32,106
                                              ---------    ---------
    Total liabilities and
      SHAREHOLDERS' EQUITY ........           $ 259,163      205,162
                                              ---------    ---------


See accompanying notes to consolidated financial statements

                           MAHASKA INVESTMENT COMPANY
                                AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME


(unaudited) ........                   Three Months Ended  Nine Months Ended
(dollars in ........                   September 30,       September 30,
thousands, except ..                    1996     1995         1996     1995
per share) .........                   --------------------------------------
INTEREST INCOME:

Interest and fees on loans ............     $2,759    2,021    7,428    5,651
Interest and discount on loan pools ...      2,376    1,700    6,230    5,772
Interest on bank deposits                       92       52      204      126
Interest on federal funds sold ........          6       23       83       86
Interest on investment
  securities:
  Available for sale ..................        359      173      901      458
  Held to maturity ....................        419      415    1,265    1,268
                                          -------- -------- -------- --------
     Total interest income ............      6,011    4,384   16,111   13,361


INTEREST EXPENSE:

Interest on deposits:
  NOW and Super NOW ...................        163      155      443      463
  Savings .............................        555      446    1,484    1,334
  Certificates of deposit .............      1,328    1,060    3,514    2,899
Interest on federal
  funds purchased .....................         38        1       41       41
Interest on note payable ..............        292      210      714      439
                                          -------- -------- -------- --------
  Total interest expense ..............      2,376    1,872    6,196    5,176

                                         --------- -------- -------- --------

  Net interest income ......       3,635      2,512     9,915      8,185
Provision for loan losses ..         208         47       320        122
                               ---------  --------- ---------  ---------
   Net interest income
     after provision for
     loan losses ...........       3,427      2,465     9,595      8,063
                               ---------  --------- ---------  ---------

NONINTEREST INCOME:

  Service charges ..........         257        203       658        562
  Data processing income ...          57         52       173        199
  Other operating income ...         104         64       304        249
  Investment security losses         (56)         0       (68)       (15)
                               ---------  --------- ---------  ---------
    Total noninterest income         362        319     1,067        995
                               ---------  --------- ---------  ---------

NONINTEREST EXPENSE:
  Salaries and employee,
    benefits expense .......         957        761     2,616      2,364
  Net occupancy expense ....         241        234       747        640
  FDIC assessment ..........         237         14       281        181
  Professional fees ........         115         51       365        239
  Other operating expense ..         408        316     1,167      1,049
  Goodwill amortization ....         151         93       353        280
                               ---------  --------- ---------  ---------
    Total noninterest
      expense ..............       2,109      1,469     5,529      4,753
                               ---------  --------- ---------  ---------
    Income before income
      tax expense ..........       1,680      1,315     5,133      4,305
  Income tax expense .......         579        450     1,764      1,466
     Net income ............   $   1,101        865     3,369      2,839
                               ---------  --------- ---------  ---------



Earnings per common share ..   $    0.50       0.39      1.50       1.25


Dividends per common share .   $  0.1825      0.165    0.5475      0.495

See accompanying notes to consolidated financial statements

                           MAHASKA INVESTMENT COMPANY
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)                                Six Months Ended
(dollars in thousands)                     September 30,
                                           1996        1995
                                           -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ............................   $ 3,369      2,839
                                            -------    -------
  Adjustments to reconcile net
    income to net cash
    provided by operating activities:
    Depreciation and amortization .......       654        534
    Provision for loan losses ...........       320        122
    Investment securities losses ........        69         15
    Loss on sale of bank premises
      and equipment .....................         7          0
    Amortization of investment securities
      premiums ..........................       239        254
    Accretion of investment securities
      and loan discounts ................      (259)      (164)
    (Increase) decrease in other assets .      (274)      (822)
    Increase in other liabilities .......     1,288        387
                                            -------    -------
      Total adjustments .................     2,044        326
                                            -------    -------
      Net cash provided by operating
        activities ......................     5,413      3,165


CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment securities available for sale:
    Proceeds from sales ...................     5,027      3,991
    Proceeds from maturities ..............     3,135      2,000
    Purchases .............................   (21,134)    (4,008)
  Investment securities held to maturity:
    Proceeds from maturities ..............     5,178      8,305
    Purchases .............................    (5,661)    (6,313)
  Purchases of loan pool participations ...   (29,410)    (9,956)
  Principal recovery on loan pool
    participations ........................    15,479     10,741
  Net increase in loans ...................   (16,915)   (11,820)
  Purchases of bank premises and equipment       (560)      (284)
  Proceeds from sales of bank premises
    and equipment .........................         1          0
  Proceeds from branch acquisition ........    14,246          0
                                              -------    -------
    Net cash used in investing activities .   (30,614)    (7,344)
                                              -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits ................    10,860      7,579
  Net increase (decrease) in federal
    funds purchased .......................     4,725     (4,700)
  Advances on note payable ................     6,400      6,500
  Principal payments on note payable ......    (2,700)    (2,500)
  Dividends paid ..........................    (1,232)    (1,128)
  Purchases of treasury stock .............      (622)      (151)
                                              -------    -------
    Net cash provided by financing
      activities ..........................    17,431      5,600
                                              -------    -------

    Net (decrease) increase in cash and
      cash equivalents ....................    (7,770)     1,421



Cash and cash equivalents at
   beginning of period .....................................    20,821     7,691
Cash and cash equivalents at end of period .................   $13,051     9,112
                                                               -------   -------

Supplemental disclosures of cash
  flow information:
  Cash paid during the period for:
    Interest ...............................................   $ 6,086     4,802
                                                               -------   -------
    Income taxes ...........................................   $ 1,591     1,615
                                                               -------   -------


See accompanying notes to consolidated financial statements

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

3. Income Taxes

     Federal income tax expense for the three months and the nine months ended September 30, 1996 and 1995 was computed using the consolidated effective federal tax rate. The Company also recognized income tax expense pertaining to state franchise taxes payable individually by the subsidiary bank and thrift.

4.       Earnings Per Common Share

     Earnings per common share computations are based on the weighted average number of shares of common stock outstanding during the period. The weighted average number ofshares for the three-month and nine-month periods ended September 30, 1996 was 2,239,452 and 2,252,407, respectively. The weighted average number of shares for the three- month and nine-month periods ended September 30, 1995 was 2,274,506 and 2,279,982, respectively.

     PART I -- Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The Company earned $1,101,000 ($.50 per share) for the three months ended September 30, 1996, compared with $865,000 ($.39 per share) for the three months ended September 30,1995. Weighted average shares outstanding were 2,239,452 and 2,274,506 for the third quarters of 1996 and 1995, respectively. Return on average assets for the quarter ended September 30, 1996 was 1.72% compared with a return of 1.76% for the quarter ended September 30, 1995. The Company had a return on average equity of 12.84% for the three months ended September 30, 1996 versus 10.99% for the three months ended September 30,1995.

     For the nine months ended September 30, 1996, the Company earned net income of $3,369,000 ($1.50 per share) compared with $2,839,000 ($1.25 per share) for the nine months ended September 30, 1995. Weighted average shares outstanding for the nine months ended September 30, 1996 were 2,252,407 compared with an average of 2,279,982 shares outstanding during the first nine months of 1995. For the first nine months of both 1996 and 1995, the Company had a return on average assets of 2.00%. The return on average equity was 13.66% for the nine months ended September 30, 1996 compared to 12.39% for the nine months ended September 30, 1995.

     On September 30, 1996, the Company incurred a one-time assessment of $213,000 to recapitalize the Savings Association Insurance Fund (SAIF) which is reflected in the increased FDIC Assessment expense category for 1996. The effects of the acquisition of a bank office by one of the Company's subsidiaries in late June 1996 were evidenced in the third quarter of 1996 by increased interest income and expense, noninterest income, and operating expenses. Many balance sheet items also increased in 1996 as a result of the acquisition.

RESULTS OF OPERATIONS

Net Interest Income

     Net interest income for the quarter ended September 30, 1996 increased $1,123,000 (44.7%) to $3,635,000 from $2,512,000 for the three months ended
September 30, 1995. This increase is due to greater interest income which was partially offset by increased interest expense. Total interest income increased $1,627,000 (37%) in the third quarter of 1996 compared with the same period in 1995 mainly due to increased volumes in loans, investment securities, and loan pool participations. An increase in the yield on loan pool participations also contributed to the increase in interest income. A $504,000 (27%) increase in the amount of interest expense was noted as the volume of deposits and borrowed funds grew. The Company's net interest margin for the third quarter of 1996 increased to 6.27% from 5.68% in the third quarter of 1995 as the rate earned on interest-earning assets increased and the rate paid on interest-bearing liabilities decreased. The Company's overall yield on earning assets increased to 10.3% for the third quarter of 1996 compared to 9.8% for the third quarter of 1995. The rate paid on interest-bearing liabilities decreased in the third quarter of 1996 to 4.7% from 5.0% in the third quarter of 1995.

     For the nine months ended September 30, 1996, net interest income was $9,915,000, an increase of $1,729,000 (21%) compared to net interest income of $8,185,000 for the nine months ended September 30, 1995. This increase in net interest income was mainly attributable to increased volumes and rates on interest-earning assets offset by increases in the volume of interest-bearing liabilities. The net interest margin increased slightly to 6.5% for the first nine months of 1996 compared with 6.4% for the first nine months of 1995. The yield on earning assets was 10.5% for the first nine months of 1996 compared with 10.4% for the nine months ended September 30, 1995, while the rate on interest-bearing liabilities for 1996 was 4.7% compared with 4.8% in 1995.

     Interest income and fees on loans increased $738,000 (37%) in the third quarter of 1996 compared to the same period in 1995 due to increased loan volumes. The increase attributable to volume was partially offset by a decrease in the overall yield on loans for the quarter which was due to a slightly lower market interest rate environment. For the nine months ended September 30, 1996, interest income and fees on loans increased $1,777,000 (31%) compared with the first nine months of 1995. The average yield on loans increased to 9.8% for the first nine months of 1996, up from 9.5% for the nine months ended September 30, 1995. Average loans outstanding increased to $101,130,000 for the first nine months of 1996 compared with $79,687,000 for the same period in 1995, an increase of $21,443,000 (27%).

     Loan pool investments continued to provide the Company with increased amounts of revenue compared to prior year periods. Interest income and discount earned on the loan pools increased $676,000 (40%) in the third quarter of 1996 to $2,375,000 compared with $1,700,000 earned in the third quarter of 1995. The yield on loan pool investments increased to 16.3% for the third quarter of 1996 compared with 14.3% in the third quarter of 1995. The average loan pool participation investment balance was $10,881,000 (23%) greater in the third quarter of 1996 than in 1995. For the first nine months of 1996, loan pool interest income and discount totaled $6,230,000, an increase of $458,000 (8%) compared to the 1995 year-to-date total of $5,772,000. Year-to-date 1996 average loan pool participation investments increased to $48,484,000, up from $45,761,000 for the first nine months of 1995. Loan pool yield for the first nine months of 1996 was 17.2% compared with a yield of 16.9% for the nine months ended September 30, 1995.

     For the third quarter of 1996 the Company experienced an increase of $185,000 (107%) in interest income on investment securities available for sale compared with the same periodin 1995. This increase was mainly due to the increased level of securities held in this category in 1996 compared to the prior year. For the nine months ended September 30,1996, interest income on securities available for sale increased $443,000 (97%) due to increased volume. Most of the securities the Company has purchased during 1996 have been classified as "available for sale."

     Interest expense for the third quarter of 1996 increased compared with the third quarter of 1995 as a result of the increase in total deposits (much of this due to the deposits acquired by Central Valley Bank) and an increased level of borrowed funds. The average interest rates paid on all deposit categories and on borrowed funds were lower in the third quarter of 1996 compared to 1995 which somewhat offset the higher balances. Average interest-bearing deposits for the third quarter of 1996 increased $44,335,000 (32%) from the same period in 1995. Average federal funds purchased and notes payable increased during the third quarter of 1996 by $2,545,000 and $4,436,000, respectively, compared with the third quarter of 1995 with a resultant increase in interest expense on these liabilities. Federal funds were purchased to meet loan pool funding needs, and the increase in notes payable wasused to provide additional capital to Central Valley Bank. For the nine months ended September 30, 1996, total interest expense was $1,020,000 (20%) greater than in the first nine months of 1995. The average rate paid on interest-bearing liabilities was 4.7% for the first nine months of 1996 compared with 4.8% in the first nine months of 1995. Average interest-bearing liabilities for the nine months ended September 30, 1996 increased $29,394,000 compared with the same period in 1995 due to growth in deposits at existing subsidiaries and the acquisition of the bank office by Central Valley Bank.

Provision for Loan Losses


Other Income

     Total noninterest income increased $43,000 (14%) in the third quarter of 1996 compared with 1995. The greater total of noninterest income was mainly due to increased service charge income at Central Valley Bank (much of this attributable to the acquisition), increased trust fees collected at Mahaska State Bank, and higher loan charges and fees recognized at both bank subsidiaries. These increases were partially offset by a loss taken on the sale of some investment securities held as available for sale that allowed Mahaska State Bank to reposition a portion of its investment portfolio. For the first nine months of 1996, total noninterest income for the Company was up $73,000 (7%) over that recorded in the same period of 1995.

Other Expense

     Total noninterest expense for the quarter ended September 30, 1996 increased $640,000 (44%) compared to noninterest expense for the third quarter of 1995. Of this increase, approximately $209,000 (including goodwill amortization) was attributable to the acquisition by Central Valley of the Sigourney bank office, $213,000 was the SAIF assessment, and the remainder was mainly due to an increase in the number of employees at Central Valley and On-Site, resulting in higher personnel expense for the quarter.

     Salaries and employee benefits expense increased $196,000 (26%) in the third quarter of 1996 compared with 1995. Of this increase, approximately $76,000 was attributable to eight additional employees of the acquired bank office, while the remaining $120,000 was attributable to an increase of eleven full-time equivalent employees spread between On- Site and Central Valley (including the new In-Store branch).

     The Company's FDIC assessment expense increased in the third quarter of 1996 primarily because of the one-time assessment of $213,000 incurred on September 30, 1996 to recapitalize the SAIF by bringing it to its required funding level. This will benefit the Company through an approximately 72% reduction in FDIC premium rates charged on SAIF-insured deposits beginning in 1997. The current SAIF rate charged of $.23 per $100 of insured deposits will be reduced to $.06. As of September 30, 1996, the Company s subsidiaries had approximately $43 million in SAIF insured deposits and approximately $161 million of deposits insured by the Bank Insurance Fund (BIF). In conjunction with the SAIF assessment, the BIF rate will increase to $.013 per $100 of deposits beginning in 1997. The current BIF rate is zero, thus there will be an increase in FDIC assessment related to the BIF deposits. The overall result to the Company will be favorable in terms of 1997 expense reduction.

     Professional fees for the third quarter of 1996 rose $64,000, with approximately $29,000 of that amount attributable to one-time data processing conversion and legal costs associated with the branch office acquisition. The remaining increase is primarily due to higher legal fees associated with credit administration and other litigation.

     Other operating expenses increased $92,000 for the third quarter of 1996 over 1995 with approximately $42,000 of this due to the acquisition of the bank office. During the third quarter of 1996, amortization of goodwill increased $57,000 versus the same period in 1995 primarily due to the $50,000 additional amortization related to the Sigourney office in 1996.

     Total noninterest expense for the nine months ended September 30, 1996 increased $777,000 (16%) compared with the first nine months of 1995. Much of this increase is due to the costs of additional personnel, the costs associated with the acquisition and operation of the Sigourney branch office, and the SAIF assessment.

Income Tax Expense

     Income tax expense for the three months ended September 30, 1996, increased $129,000 (29%) compared to the amount for the three months ended September 30, 1995, due to the overall increase in taxable income for the period. For the nine months ended September 30, 1996, the Company's income tax expense increased $298,000 (20%) compared with the first nine months of 1995. The Company's effective tax rate was 34% for all periods.

FINANCIAL CONDITION

     The Company's total assets as of September 30, 1996 were $259,163,000, an increase of $54.0 million (26%) from December 31, 1995. Total deposits increased $42.9 million during this time period with approximately $32.1 million of the increase attributable to the acquired bank office. Subsequent to the acquisition on June 21, 1996, there has been very minimal run-off of acquired deposits. Exclusive of the growth in deposits attributable to the acquisition, the Company experienced deposit growth of approximately $10.8 million (7%). Deposit growth at Mahaska State Bank from December 31, 1995 through September 30, 1996 was approximately $5.4 million and existing branches of Central Valley Bank also grew approximately $5.4 in the same time period. The Company had $4.0 million in interest-bearing deposits in banks and no federal funds sold on September 30, 1996, compared with interest-bearing bank deposits of $3.4 million and fed funds sold of $10.7 million on December 31, 1995. Fed funds purchased were $4.7 million on September 30, 1996 with none on December 31, 1995. The note payable balance was $13.7 million on September 30, 1996, compared with $10.0 million on December 31, 1995 reflecting the additional borrowing of $5.0 million incurred by the Company to inject additional capital into Central Valley Bank required by the bank office acquisition. The Company did pay down $1.3 million on the notes payable as loan pool collections were received.

Loan Pool Participations

     As of September 30, 1996, the Company had investments in loan pool participations of $59,248,000. New loan pool investments during the quarter totaled $6,869,000, with the year-to-date investment for 1996 totaling $29,410,000. The new loan pool investments purchased during the third quarter of 1996 were acquired from a private seller. The loan pool participation investment as of December 31, 1995 was $45,318,000. The Company received a total of $15.5 million in recovery of loan pool investment for the first nine months of 1996.

Loans

     Loan volumes continued to increase, with total loans as of September 30, 1996 reflect inggrowth of $32.0 million from December 31, 1995. Central Valley purchased approximately $14.6 million in loans from Boatmen's as part of the Sigourney acquisition. Most of the approximately $17.4 million (20%) in loan growth at existing subsidiaries was in the real estate, agricultural, and commercial loans categories. Central Valley Bank experienced much of the loan growth (approximately $9.0 million), while loan volumes at Mahaska State Bank and leases and receivables at On-Site Commercial Services also increased.

Nonperforming Loans

     The Company's nonperforming loans totaled $2,582,000 (2.2% of total loans) as of September 30, 1996, compared to $694,000 (.8% of total loans) as of December 31, 1995. All nonperforming loan totals and related ratios exclude the loan pool investments. The following table presents the categories of nonperforming loans as of September 30, 1996:

                               Nonperforming Loans
                             (dollars in thousands)
                               September 30, 1996
         90 days past due                   $   678
         Renegotiated                           375
         Nonaccrual                           1,529
         Other real estate owned                  0
                                            --------
                                            $ 2,582


     From December 31, 1995 to September 30, 1996, loans 90 days past due and still accruing increased $544,000 while restructured loans decreased $34,000, nonaccrual loans increased $1,405,000, and other real estate owned of $27,000 was sold. The increase in loans past due 90 days and still accruing was mainly due to slow payment by two agricultural lines that are ninety percent guaranteed by the FmHA. These two loans were placed on nonaccural subsequent to September 30, 1996, and both are now in mediation. It is anticipated that both lines will be liquidated with minimal loss. The increase in nonaccrual loans is due to concerns with some accounts receivable financing lines at On-Site Commercial Services. On-Site Commercial Services provides leasing, accounts receivable financing, and factoring services to small business customers. These types of activities are inherently more risky than the traditional commercial and agricultural lending activities of the bank subsidiaries. The final resolution of these credits is undetermined at this time, however, management felt it was prudent to increase the loan loss provision for the third quarter of 1996 in light of the situation. The Company's allowance for loan losses as of September 30, 1996 was $1,447,000, which was 1.2% of total loans as of that date. This compares with an allowance for loan losses of $1,001,000 as of December 31, 1995, which was 1.1% of total loans. As of September 30, 1996, the allowance for loan losses to nonperforming loans was 56.0% compared with 144.3% as of December 31, 1995. Management believes that as of September 30, 1996, the allowance for loan losses is adequate. For the three months ended September 30, 1996, the Company recognized a net loan charge-off of $28,000 compared with a net charge-off of $3,000 during the quarter ended September 30, 1995. The Company recognized a net charge-off of $44,000 for the nine months ended September 30, 1996 and net recovery of loans previously charged-off of $5,000 during the nine months ended September 30, 1995.
Capital Resources

     As of September 30, 1996, total shareholders' equity as a percentage of total assets was 12.9% compared with 15.7% as of December 31, 1995. The decrease in total equity to assets was due to the increase in the Company's total assets, a substantial portion of which was the acquisition of the bank office by Central Valley. The Company held 55,000 shares of treasury stock at a cost of $853,000 as of September 30, 1996. The Company repurchased 20,000 shares during the third quarter of 1996 at an average cost of $15.72 per share. During the first nine months of 1996, the Company has repurchased 40,000 shares of stock at an average cost of $15.55 per share. Under risk-based capital rules, the Company's total capital was 17.5% of risk-weighted assets as of September 30, 1996, and was 20.6% of risk-weighted assets as of December 31, 1995, compared to an 8.0% requirement.

Liquidity

     Liquidity management involves meeting the cash flow requirements of depositors and borrowers. The Company conducts liquidity management on both a daily and long- term basis; and it adjusts its investments in liquid assets based on expected loan demand, projected loan maturities and payments, estimated cash flows from the loan pool participations, expected deposit flows, yields available on interest-bearing deposits, and the objectives of its asset/liability management program. The Company had liquid assets (cash and cash equivalents) of 13,051,000 as of September 30, 1996, compared with $20,821,000 as of December 31, 1995. Some of this decrease is attributable to the increase in loans, investment securities available for sale, and to the increase in loan pool participations (all of which utilized liquid assets). Investment securities classified as available for sale could be sold to meet liquidity needs, if necessary. Additionally, the bank subsidiaries maintain lines of credit with correspondent banks that would allow them to borrow federal funds on a short-term basis if necessary. Management believes that the Company has sufficient liquidity as of September 30, 1996 to meet the needs of borrowers and depositors.

PART II -- Item 5.  Other Information.

     William E. Masterson, a director of the Company since 1981, passed away suddenly on September 2, 1996. As of the date of this filing, no replacement for Mr. Masterson has been found.

PART II -- Item 6.  Exhibits and Reports on Form 8-K.

     (b) Reports on Form 8-K -- There were no reports on Form 8-K filed for the three month sended September 30, 1996.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            MAHASKA INVESTMENT COMPANY



Date:   November 12, 1996                   By: /S/Charles S. Howard
                                                --------------------
                                                  Charles S. Howard
                                                  President




Date:   November 12, 1996                   By: /s/ David A. Meinert
                                                --------------------
                                                  David A. Meinert,
                                                  Chief Financial Officer
                                                  and Executive Vice
                                                  President
                                                  (Principal Accounting Officer)
[TEST]