Form 10-K
period 1996-12-31
MAHASKA INVESTMENT CO
filed 1997-03-31
CIK 741390

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                           -------------------------

                                   FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

  FOR THE FISCAL YEAR ENDED
    DECEMBER 31, 1996                                                 COMMISSION FILE NUMBER 0-24630

                           MAHASKA INVESTMENT COMPANY

                                                                 42-1003699
             Incorporated in Iowa                    I.R.S. Employer Identification No.
    222 FIRST AVENUE EAST, OSKALOOSA, IOWA                         52577

        Registrant's telephone number, including area code: 515-673-8448 SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                TITLE OF EACH CLASS                      NAME OF EACH EXCHANGE ON WHICH REGISTERED
                -------------------                      -----------------------------------------
                       NONE                                                NONE

          Securities registered pursuant to Section 12(g) of the Act:
                           Common Stock, $5 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 7, 1997, was $28,917,925.

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most recent practicable date, March 7, 1997.

                  2,230,539 shares Common Stock, $5 par value

                      DOCUMENTS INCORPORATED BY REFERENCE

     The Annual Report to Shareholders for the 1996 calendar year is incorporated by reference into Part I and Part II hereof to the extent indicated in such Parts.

     The definitive proxy statement of Mahaska Investment Company is incorporated by reference into Part III hereof to the extent indicated in such Part.

================================================================================

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
                                    PART I
Item 1.   Business....................................................      1
          A. General Description......................................      1
          B. Subsidiaries.............................................      1
          C. Loan Pool Participations.................................      2
          D. Competition..............................................      5
          E. Supervision and Regulation...............................      5
          F. Employees................................................      7
          G. Statistical Disclosure...................................      8
Item 2.   Properties..................................................     16
Item 3.   Legal Proceedings...........................................     16
Item 4.   Submission of Matters to a Vote of Security Holders.........     16

                                   PART II
Item 5.   Market for the Registrant's Common Equity and Related
            Stockholder Matters.......................................     16
Item 6.   Selected Financial Data.....................................     17
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................     17
Item 8.   Financial Statements and Supplementary Data.................     17
Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................     17

                                   PART III
Item 10.  Directors and Executive Officers of the Registrant..........     17
Item 11.  Executive Compensation......................................     17
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management................................................     17
Item 13.  Certain Relationships and Related Transactions..............     17

                                   PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
            8-K.......................................................     18

                                     PART I

ITEM 1. BUSINESS

A. GENERAL DESCRIPTION

     Mahaska Investment Company (the "Company") is a financial services holding company headquartered in Oskaloosa, Mahaska County, Iowa. The Company was incorporated in Iowa in 1973 and is a bank holding company registered under the Bank Holding Company Act of 1956 and a savings and loan holding company under the Savings and Loan Holding Company Act. The Company owns 100% of the stock of Mahaska State Bank (the "Bank"), Central Valley Bank ("the Thrift"), and MIC Leasing Co. ("Leasing").

     The Bank and the Thrift engage in retail and commercial banking and related financial services, providing the usual products and services such as deposits, commercial, real estate, and consumer loans, and trust services. The Bank also provides data processing services to affiliated and non-affiliated banks. Leasing provides equipment leasing and accounts receivable financing.

     Since 1988, the Company, either directly or through the Bank or the Thrift, has invested in loan pool participations that have been purchased by certain non-affiliated independent service corporations (collectively, the "Servicer") from the Federal Deposit Insurance Corporation ("FDIC"), the Resolution Trust Corporation ("RTC"), or from other sources. These loan pool investments generally consist of distressed or nonperforming loans, that have been sold at prices reflecting varying discounts from the aggregate outstanding principal amount of the underlying loans depending on the credit quality of the portfolio. The Servicer then proceeds to collect these loans from the borrowers.

     The Company provides services to the Bank and the Thrift including management assistance, auditing services, preparation of tax returns, assistance with respect to accounting and operating systems and procedures, and loan review. Charges for these services are based on the nature and extent of these services.

B. SUBSIDIARIES

     Mahaska State Bank -- The Bank is a full-service, commercial bank which was chartered as an Iowa state bank in 1931. The Bank operates in south central Iowa and serves all of Mahaska county from its main bank and two branch offices in Oskaloosa and serves portions of Keokuk and Iowa counties from its branch office in North English. The Bank also maintains one drive-up automated teller machine located in Oskaloosa. The Bank provides a wide array of retail and commercial banking services, including demand, savings and time deposits, loans, trust services, and data processing services to the Thrift and to three non-affiliated banks. The Bank also provides full-service brokerage services to its customers through an affiliation with an independent broker.

     Central Valley Bank -- The Thrift is a full-service, federally-chartered savings bank which was formed as a de novo institution by the Company in June 1994. The Thrift also operates in south central Iowa from its main office in Ottumwa, which serves Wapello County, and from its two branches located in Fairfield and one branch in Sigourney, which serve Jefferson and Keokuk counties, respectively. On June 21, 1996, the Thrift assumed the deposits and purchased the loans of the Boatmen's Bank Iowa, N.A. ("Boatmen's) office in Sigourney, Iowa. This transaction effectively doubled the size of the subsidiary. The Thrift provides retail deposit services including demand, savings, and time deposit products and offers commercial, agricultural, real estate, and consumer loans.

     MIC Leasing Co. -- Leasing is an Iowa corporation which was formed by the Company in 1974 and is currently doing business under the name of On-Site Commercial Services. Leasing originates and services machinery and equipment leases to small businesses and farmers. The funding of these leases is either provided by the Bank, with Leasing receiving a broker fee, or by Leasing directly. Leasing also provides accounts receivable financing and factoring services to small businesses in and around the Oskaloosa area.

C. LOAN POOL PARTICIPATIONS

     The Company, directly and through the Bank and the Thrift, has participation interests in pools currently held and serviced by three separate independent servicing corporations (referred to collectively as the "Servicer"). The three independent servicing corporations are Central States Resources Corporation, Midstates Resources Corporation, and All States Resources Corporation. The Company does not have any ownership interest in or control over these servicing corporations. The independent servicing corporations are owned by Randal Vardaman and Nyle Johnson. Mr. Vardaman has been engaged in credit analysis and loan portfolio management in various positions since 1970. He founded Central States Resources Corporation in 1988 and organized Midstates Resources Corporation in 1991 and All States Resources Corporation in 1993. Prior to the formation of the servicing corporations, he reviewed various FDIC loan pool packages, participated in the liquidation of certain banking institutions in Iowa, and served as assistant liquidator at the FDIC's Division of Liquidation. Mr. Johnson has served as credit supervisor with the servicing corporations since their inceptions. Prior thereto, he served as section chief of commercial loans for the FDIC Division of Liquidation.

     The Company has invested in loan pools purchased by the Servicer at deep discounts from the aggregate outstanding principal amount of the underlying loans. The loan pools were sold by the FDIC or the RTC acting as conservator, receiver, or liquidator of failed banks and savings and loan institutions, and by other large nonaffiliated banking organizations. The loans comprising the pools were originated throughout the United States. As part of the agreement to purchase participation interests in the loan pools, the Company and its subsidiaries have contracted with the Servicer to service the underlying loans within the respective loan pools which are owned of record by the Servicer. The Servicer also evaluates various loan pools prior to purchase and makes recommendations to the Company concerning the creditworthiness of proposed loan pool purchases and proposes appropriate bids to the Company and any other potential pool participants.

     The Servicer has bid on loan pools from various regional offices of the FDIC and the RTC, and from other sources. The Company, the Bank, and the Thrift have purchased participation interests in such pools. The purchase prices paid by the Company for loan pool participations have ranged from 5.5% to 85.0% of the aggregate outstanding principal amount of the loans comprising such pools at the time of purchase. The Servicer acquires the loan pools without recourse against the sellers and, accordingly, the risk of noncollectibility is, for the most part, assumed by the Company and any other investors in a particular pool.

     Although only the FDIC currently offers loan pools, there is no assurance that it will continue to do so. Federal law mandated that after July 1, 1995, the RTC no longer was appointed to act as conservator or liquidator and was phased out of existence by year end 1995; however, the FDIC assumed the RTC's role with respect to failed savings and loans, as well as continuing in its role as conservator for failed banks. Beginning in 1996, the Servicer successfully bid on packages of loans offered for sale by a large banking organization headquartered in the eastern United States. Should the opportunity to invest in loan pools not exist in the future, the Company intends to invest available funds in other income producing assets.

     Each pool has a different composition and different characteristics. The composition of a loan pool is generally determined by the seller based on its desire to maximize the price it receives for all loans among the various pools. Some pools may consist of a large number of small consumer loans which are unsecured or are secured by other assets such as automobiles or mobile homes, while other pools may consist of loans primarily secured by real estate, and yet other pools may consist of small to medium balance commercial loans. Still other pools may contain a mixture of such loans and other types of loans. Some pools may contain significant numbers of past-due nonperforming loans while other pools are comprised almost entirely of performing loans. The price bid and paid for such a loan pool is determined based on the composition of the particular pool, the amounts the Servicer believes can be collected on such a pool, and the risks associated with the collection of such amounts.

     In considering an investment in a loan pool, the Servicer will evaluate loans owned and being offered and make recommendations to the Company and other prospective investors concerning the creditworthiness of the proposed loan pool purchase. The Servicer performs a comprehensive analysis of the loan pool in an attempt to ensure proper valuation and adequate safeguards in the event of default. The bid price on the loan pools will be reflective of the results of the Servicer's pre-acquisition review of the loan files. In many cases the loan files may not be current and substantial uncertainties may exist regarding the collectibility of the various loans in the pool. Management believes that in many instances the non-current loans can be brought current once the Servicer has an opportunity to contact the debtor. The Company makes its own decisions as to whether or not to participate in a particular loan pool which has been recommended by the Servicer, based on the Company's experience with the various categories and qualities of loans.

     The sales of loan pools by the FDIC and by other sellers is generally conducted by sealed bid auction. A sealed bid auction requires each bidder to submit a confidential bid on the subject loan pool and the loan pool is awarded to the highest bidder. In recent years, the Servicer and the Company have faced increasing competition in bidding for loan pools.

     Since 1988, the Servicer, on behalf of the Company and other investors, has bid on a large number of loan pools and has been successful in purchasing 52 loan pools. The Company and other investors in the loan pools fund the purchase by the Servicer and each investor receives a percentage interest in the loan pool based on its proportional investment relative to the total purchase price of the pool. Each investor receives a loan pool participation certificate reflecting this interest.

     The purchased loan pools consist, for the most part, of loans evidenced by promissory notes and secured by either personal property or real property. The value of the collateral may range from nominal to substantial and often may be impossible to establish prior to acquisition of the pools with the level of certainty that is typically required in a financial institution.

     Upon the acquisition of a participation interest in a loan pool, the Company assumes the risk that the Servicer will be unable to recover an amount equal to the purchase price plus the carrying costs, if any, collection costs and expected profits on such accounts. The extent of such risk is dependent on a number of factors, including the Servicer's ability to locate the debtors, the debtors' financial condition, the possibility that a debtor may file for protection under applicable bankruptcy laws, the Servicer's ability to locate the collateral, if any, for the loan and to obtain possession of such collateral, the value of such collateral, and the length of time it takes to realize the ultimate recovery either through collection procedures or through a resale of the loans following a restructure.

     Loan pool participations are shown on the Company's balance sheet as a separate asset category. The original carrying value of loan pool participations represents the discounted price paid by the Company to acquire its participation interests in various loan pools purchased by the Servicer. The Company's investment balance is reduced as the Servicer collects principal payments on the loans and remits the proportionate share of such payments to the Company.

     A cost "basis" is assigned to each individual loan acquired on a cents per dollar (discounted price) based on the Servicer's assessment of the recovery potential of each such loan. This methodology assigns a higher basis to performing loans with greater potential collectibility and a lower basis to those loans identified as having little or no collectibility.

     The investment in loan pools is accounted for on a nonaccrual (or cash) basis in one of three methods, depending on the circumstances. First, if a borrower makes regular payments on a loan, the payment received is first applied to interest income in the amount of interest due at the contract rate. Further payments are applied to principal in a ratio reflecting the proportion of cost basis to loan principal amount. Payments in excess of interest and this ratio are recorded as discount income. Discount income earned over the life of a loan represents loan principal collected in excess of the price originally paid to acquire the loan from the FDIC, the RTC, or any other sellers, which price constitutes the cost "basis" of the loan.

     Secondly, if the borrower fails to make regular payments, the Servicer evaluates the collateral supporting the loan. If the Servicer determines that the loan is well secured, then payments are applied as previously described. If the Servicer determines that the collateral is deficient, payments are applied to the principal balance of the loan with no recognition of interest due. The cost recovery method governs the application of payments received to the outstanding principal balance. Under this method, any amount received is initially applied to the cost "basis" of the loan and any additional amounts received are recognized as discount income.

     Third, where the Servicer negotiates a settlement of a loan for a lump sum, the payment is first applied to principal to the extent of the assigned cost "basis" with the excess treated as discount income up to the original principal value of the loan, and any remainder is treated as interest income on loan pool participations. In each case, where changed circumstances or new information lead the Servicer to believe that collection of the note or recovery of the basis through collateral would be less than originally determined, the cost basis assigned to the loan is written down or written off through a charge against discount income.

     Collection expenses incurred by the Servicer are netted against discount income. Discount income is added to interest income and reflected as one amount on the Company's consolidated statement of income. Profit (or loss) from collection activities is determined on a monthly basis for each servicing corporation from which loan pool participation interests have been purchased.

     The Company does not recognize as income any accrued interest receivable on the loan pools. Interest income is only recognized when collected and actually remitted to the Company by the Servicer. Many of the pools that have been purchased by the Servicer do not include purchased interest in the cost basis; thus, interest collected does not have a cost basis and represents profit. Interest income collected by the Servicer is reflected in the Company's financial statements as interest income included as part of interest income and discount on loan pool participations.

     The Servicer provides the Company with monthly reports detailing collections of principal and interest, face value of loans collected and those written off, actual operating expenses incurred, remaining asset balances (both in terms of cost basis and principal amount of loans), a comparison of actual collections and expenses with target collections and budgeted expenses, and summaries of remaining collection targets. Monthly meetings are held between the Company and representatives of the Servicer to review collection efforts and results, to discuss future plans of action, and to discuss potential opportunities. Additionally, the Company's and the Servicer's personnel communicate via telephone and telecopy on a regular basis to discuss various issues regarding the loan pools. Company management personnel visit the Servicer's operation in Omaha, Nebraska on a regular basis; and the Company's internal auditor has performed audit procedures in recent years.

     The Servicer is reimbursed for costs incurred to collect loan principal and interest, which are netted against loan principal and interest collections. These costs include salary and benefits paid by the Servicer to its employees, legal fees, and other overhead expenses. Each loan pool investment is tracked on an individual basis with the Servicer receiving a "Servicing Fee" of up to twenty-five percent of net interest collected based on the percentage of net loan principal collections to the original investment amount. Once the original investment amount has been fully recovered, the Servicer is no longer entitled to the Servicing Fee. In lieu of the Servicing Fee, the Servicer receives a "Bonus Fee" of ten percent of all subsequent net collections and receives a twenty-five percent participation interest in the individual pool and shares proportionally in all future collections, net of costs and Bonus Fees.

     The Company's overall cost basis in its loan pool participations represents a deep discount from the aggregate outstanding principal amount of the loans underlying the pools. For example, as of December 31, 1996 and 1995, such cost basis was $50,687,000 and $45,318,000, respectively, while the contractual outstanding principal amounts of the underlying loans as of such dates were approximately $99,888,000 and $87,976,000, respectively. Because this discounted cost basis inherently reflects the assessed collectibility of the underlying loans and thus creates a built-in reserve against the risk of nonpayment in the loan pools, the Company is not required to establish any allowance for loan losses relating to the loan pool participations. The Company does not include any amounts related to the loan pool participations in its totals of nonperforming loans.

     The underlying loans in the loan pool participations include both fixed rate and variable rate instruments, but are accounted for on a nonaccrual basis, and no amounts for interest due are reflected in the carrying value of the loan pool participations. Based on historical experience, the average period of collectibility for loans underlying the Company's loan pool participations, many of which have exceeded contractual maturity dates, is approximately three to five years. Management has reviewed the recoverability of the underlying loans and believes that the carrying value does not exceed the net realizable value of its investment in loan pool participations.

D. COMPETITION

     The Company competes in the commercial banking and thrift industries through its subsidiaries, the Bank and the Thrift. These industries are highly competitive, and both the Bank and Thrift face strong direct competition for deposits, loans, and other financial-related services. The Bank and the Thrift compete in Mahaska, Wapello, Keokuk, Iowa, and Jefferson counties in south central Iowa with other commercial banks, other thrifts, credit unions, stockbrokers, finance divisions of auto and farm equipment companies, agricultural suppliers, and other agricultural-related lenders. Some of these competitors are local, while others are statewide or nationwide. The Bank and the Thrift compete for deposits principally by offering depositors a wide variety of deposit programs, convenient office locations, hours and other services, and for loan originations primarily through interest rates and loan fees they charge, the efficiency and quality of services they provide to borrowers and the variety of their loan products. Some of the financial institutions and financial service organizations with which the Bank and the Thrift compete are not subject to the same degree of regulation as that imposed on bank and thrift holding companies, federally insured Iowa-chartered banks, and federal savings banks. As a result, such competitors have advantages over the Bank and the Thrift in providing certain services. As of December 31, 1996, approximately twenty commercial banks, three thrifts, and seven credit unions operated within a 25-mile radius of Oskaloosa, and new competitors may develop that are substantially larger and have significantly greater resources than either the Bank or the Thrift. Currently, major competitors in certain of the Company's markets include banking subsidiaries of Norwest Corporation, Firstar Corporation of Iowa, Mercantile Bank, and Boatmen's Banchares (soon to be NationsBank). As a result of recently passed federal legislation to allow unlimited interstate branching, the Company may experience heightened competition from these and other major financial institutions seeking to expand their regional banking presence in Iowa.

     The Company also faces competition with respect to its investments in loan pool participations. The Company's financial success to date is largely attributable to the Servicer's ability to determine the loan pools to bid on and ultimately purchase, the availability of assets to fund the purchases and the Servicer's ability to collect on the underlying assets. Investments in loan pools have become increasingly popular in recent years, leading financial institutions and other competitors to become active at loan pool auctions conducted by the FDIC and other sellers. There is no assurance that the Company, through the Servicer, will be able to bid successfully in the future. Certain existing competitors of the Company are substantially larger and have significantly greater financial resources than the Company. Increased participation by new institutions or other investors may also create increased buying interest which could also result in higher bid prices for the type of loan pools considered for investment by the Company. In addition, new and existing competitors may develop due diligence procedures comparable to the Servicer's procedures. The emergence of such competition could have a material adverse effect on the Company's business and financial results.

E. SUPERVISION AND REGULATION

     Bank holding companies, banks, savings and loan holding companies, and savings and loan associations are extensively regulated under federal and state law. References under this heading to applicable statutes or regulations are brief summaries of the portions thereof which do not purport to be complete and which are qualified in their entirety by reference to those statutes and regulations. Any change in applicable laws or regulation may have a material adverse effect on the business of the Company, the Bank, and the Thrift.

     The Company, as a bank holding company, is subject to regulation under the Bank Holding Company Act of 1956 (the "Act") and is registered with the Board of Governors of the Federal Reserve System. Under the Act, the Company is prohibited, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to affiliated banks, except that the Company may engage in and own shares of companies engaged in certain businesses found by the Board of Governors to be so closely related to banking "as to be proper incident thereto," such as owning a savings association. The Act does not place territorial restrictions on the activities of bank-related subsidiaries of bank holding companies. The Company is required by the Act to file periodic reports of its operations with the Board of Governors and is subject to examination by the Board of Governors. Under the Act and Federal Reserve Board regulations, the Company and the Bank are prohibited from engaging in certain tie-in arrangements in connection with an extension of credit, lease, sale of property, or furnishing of services.

     Iowa law permits bank holding companies domiciled in Iowa to make acquisitions throughout the state. Iowa law also permits bank holding companies located in the Midwestern Region (defined to include Illinois, Iowa, Minnesota, Missouri, Nebraska, South Dakota, and Wisconsin) to acquire banks or bank holding companies located in Iowa subject to approval by the Iowa Division of Banking and subject to certain statutory limitations. In addition, the Company may acquire banks or bank holding companies located in the Midwestern Region or outside the Midwestern Region, provided the Company's principal place of business remains in the Midwestern Region and the acquisition is authorized by the laws of the state in which the acquisition is to be made.

     As a savings and loan holding company, the Company is subject to federal regulation and examination by the Office of Thrift Supervision (the "OTS"). The OTS has enforcement authority over the Company. This authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association. Generally, the activities for a bank holding company are more limited than the authorized activities for a savings and loan holding company.

     The Company and its subsidiaries are affiliates within the meaning of the Federal Reserve Act and OTS regulations. As affiliates, they are subject to certain restrictions on loans by a an affiliated bank or thrift (collectively "affiliated banks") to the Company, other affiliated banks or such other subsidiaries, on investments by an affiliated bank in their stock or securities and on an affiliated bank taking such stock and securities as collateral for loans to any borrower. The Company is also subject to certain restrictions with respect to direct issuance, flotation, underwriting, public sale or distribution of certain securities.

     Under Iowa law, the Bank is subject to supervision and examination by the Iowa Division of Banking. As an affiliate of the Bank, the Company is also subject to examination by the Iowa Division of Banking.

     The deposits of the Bank are insured by the Federal Deposit Insurance Corporation (the "FDIC") and the Bank is, therefore, also subject to the supervision and examination by the FDIC. The Bank is required to maintain certain minimum capital ratios established by these regulators.

     In addition, Iowa state law imposes restrictions on the operations of the Bank including limitations on the amount the bank can lend to a single borrower and limitations on the nature and amount of securities in which it may invest. Among other things, Iowa law imposes restrictions on certain types of loans made by the Bank, limiting the bank from making loans (or purchasing participation interests in loan pools) secured by real estate located outside Iowa and its contiguous states in amounts exceeding 25% of its regulatory capital. There can be no assurance that the Iowa or federal regulators will not in the future impose further restrictions or limits on the Company's loan pool activities.

     Iowa law strictly regulates the establishment of bank offices and thus may affect the Company's future plans to establish additional offices of the Bank. Under Iowa law, a state bank may not establish a bank office outside the boundaries of the counties contiguous to or cornering upon the county in which the principal place of business of the state bank is located. The number of offices a state bank may establish in a particular municipality is also limited depending upon the municipality's population.

     The Thrift is subject to the supervision of and is regularly examined by the OTS and is assessed fees by the OTS based upon the thrift's total assets. As a savings institution, the Thrift is a member of the Federal Home Loan Bank of Des Moines, must maintain certain minimum capital ratios established by the OTS and is required to meet a qualified thrift lender test (the "QTL") to avoid certain restrictions upon its operations. The QTL was modified by the passage of the Economic Growth and Regulatory Paperwork Reduction Act of 1996. On December 31, 1996, the Thrift complied with the current minimum capital guidelines and met the QTL test.

     OTS regulations permit federally chartered savings associations to branch nationwide to the extent allowed by federal statute, enabling federal savings associations with interstate networks to diversify their loan portfolios and lines of business.

     The Company operates within a regulatory structure that continuously evolves. In the last several years significant changes have occurred that affect the Company.

     The FDIC Improvement Act of 1991 (the "FDICIA") was primarily designed to recapitalize the FDIC's Bank Insurance Fund (the "BIF") and the Savings Association Insurance Fund (the "SAIF"). To accomplish this purpose the FDIC was granted additional borrowing authority, granted the power to levy emergency special assessments on all insured depository institutions, granted the power to change the BIF and SAIF rates on deposits on a semiannual basis, and directed to draft regulations that provided for a "Risk-Based Assessment System" that was implemented on January 1, 1994. The FDICIA also imposed additional regulatory safety and soundness standards upon depository institutions and granted additional authority to the FDIC. The FDICIA generally requires that all institutions be examined by the FDIC annually. Under the provisions of the FDICIA, all regulatory authorities are required to examine their regulatory accounting standards and, to the extent possible, are required to conform to Generally Accepted Accounting Principles. Finally, the FDICIA requires the federal banking regulators to take prompt corrective action with respect to depository institutions that fall below certain capital standards and prohibits any depository institution from making any capital distribution that would cause it to be undercapitalized.

     The Bank and the Thrift are assessed fees based on the institutions' deposits by the FDIC, to insure the funds of customers on deposit with the institutions. The deposits of the Bank (except those acquired from a failed thrift) and the Thrift deposits acquired from Boatmen's are insured by the BIF. The deposits of the Thrift and those Bank deposits acquired from the failed thrift are insured by the SAIF. On August 8, 1995, the FDIC reduced the assessment rate applicable to the Bank to $.04 per $100 of insured deposits. This reduced assessment rate was retroactively effective to June 1, 1995. The Bank and the Thrift continued to pay an insurance rate of $.23 per $100 of deposits on their SAIF deposits through September 30, 1996. Upon the adoption of the Deposit Insurance Funds Act of 1996, the Bank and the Thrift were assessed a one-time charge equal to $.675 per $100 of SAIF-insured deposits to recapitalize the SAIF. Subsequent to this special assessment, all BIF and SAIF-insured deposits will be assessed at an equal rate.

     Legislation became effective on September 30, 1995 which serves to lessen or remove certain legal barriers to interstate banking and branching by financial institutions. The legislation may result in an increase in the nationwide consolidation activity occurring among financial institutions by facilitating interstate bank operations and acquisitions. The legislation does, however, allow states to "opt out" of interstate branching, and at this time it is difficult to predict what effect this legislation might have on the Company.

     The earnings of the Company are affected by the policies of regulatory authorities, including the Federal Reserve System. Federal Reserve System monetary policies have had a significant effect on the operating results of banks and thrifts in the past and are expected to do so in the future. Because of changing conditions in the economy and in the money markets as a result of actions by monetary and fiscal authorities, interest rates, credit availability and deposit levels may change due to circumstances beyond the control of the Company. Future policies of the Federal Reserve System and other authorities cannot be predicted, nor can their effect on future earnings be predicted.

F. EMPLOYEES

     On December 31, 1996, the Company had 99 full-time employees and 21 part-time employees of which 54 full-time and 16 part-time employees were employed by the Bank and 32 full-time and 4 part-time employees were employed by the Thrift. The Company provides its employees with a comprehensive program of benefits, some of which are on a contributory basis, including comprehensive medical and dental plans, life insurance, long-term and short-term disability coverage, a 401(k) plan, and an employee stock ownership plan. None of the employees are represented by unions. Management considers its relationship with its employees to be excellent.

ITEM 1(G) BUSINESS -- STATISTICAL DISCLOSURE

     The following statistical disclosures relative to the consolidated operations of the Company have been prepared in accordance with Guide 3 of the Guides for the Preparation and Filing of Reports and Registration Statements under the Securities Exchange Act of 1934. Average balances were primarily calculated on a daily basis.

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

     The following table details average balances, interest income/expense and average rates/yield for the Company's earning assets and interest bearing liabilities for the years ended December 31, 1996, 1995 and 1994 reported on a fully tax-equivalent basis assuming a 34% tax rate.

                                                      YEAR ENDED DECEMBER 31,
                             -------------------------------------------------------------------------
                                             1996                                  1995
                             ------------------------------------   ----------------------------------
                                          INTEREST                              INTEREST
                             AVERAGE     INCOME(2)/     AVERAGE     AVERAGE    INCOME(2)/    AVERAGE
                             BALANCE      EXPENSE      RATE/YIELD   BALANCE     EXPENSE     RATE/YIELD
                             -------     ----------    ----------   -------    ----------   ----------
Average earning assets:
  Loans(1).................   105,372     $10,203         9.68%     $ 81,174    $ 7,775        9.58%
  Loan pool
    participations.........    50,105       9,097        18.16        45,582      7,864       17.25
  Interest-bearing
    deposits...............     5,097         266         5.23         3,040        175        5.76
  Investment securities
    available for sale:
    Taxable investments....    20,557       1,348         6.56        10,391        668        6.43
  Investment securities
    held to maturity:
    Taxable investments....    21,616       1,215         5.62        23,711      1,251        5.28
    Tax exempt
      investments..........     9,510         619         6.51         9,106        595        6.53
  Federal funds sold.......     1,704          92         5.39         3,441        202        5.87
                             --------     -------                   --------    -------
    Total earning assets...  $213,961     $22,840        10.67      $176,445    $18,530       10.50
                             ========     =======                   ========    =======
Average interest-bearing
  liabilities:
  Interest-bearing demand
    deposits...............  $ 28,786     $   612         2.13      $ 25,325    $   632     2.49...
  Savings deposits.........    53,844       2,058         3.82        42,699      1,816        4.25
  Time deposits............    86,056       4,845         5.63        71,636      3,959        5.53
  Federal funds
    purchased..............       829          48         5.73           671         42        6.20
  Other short-term
    borrowings.............    11,323         968         8.55         7,327        651        8.89
                             --------     -------                   --------    -------
  Total interest-bearing
    liabilities............  $180,838     $ 8,531         4.72      $147,658    $ 7,100        4.81
                             ========     =======                   ========    =======
Net interest income........                14,309         5.95                   11,430        5.69
Net interest margin(3).....                               6.69%                                6.48%
                                                         =====                                =====

                                  YEAR ENDED DECEMBER 31,
                             ----------------------------------
                                            1994
                             ----------------------------------
                                         INTEREST
                             AVERAGE    INCOME(2)/    AVERAGE
                             BALANCE     EXPENSE     RATE/YIELD
                             -------    ----------   ----------
Average earning assets:
  Loans(1).................  $ 69,043    $ 5,870        8.50%
  Loan pool
    participations.........    26,562      4,479       16.86
  Interest-bearing
    deposits...............     9,434        193        2.04
  Investment securities
    available for sale:
    Taxable investments....     6,911        496        7.18
  Investment securities
    held to maturity:
    Taxable investments....    28,381      1,416        4.99
    Tax exempt
      investments..........     9,659        642        6.64
  Federal funds sold.......     2,711        107        3.94
                             --------    -------
    Total earning assets...  $152,701    $13,203        8.65
                             ========    =======
Average interest-bearing
  liabilities:
  Interest-bearing demand
    deposits...............  $ 22,408    $   555        2.48
  Savings deposits.........    40,451      1,294        3.20
  Time deposits............    59,306      2,472        4.17
  Federal funds
    purchased..............       427         23        5.26
  Other short-term
    borrowings.............     4,389        332        7.56
                             --------    -------
  Total interest-bearing
    liabilities............  $126,981    $ 4,676        3.68
                             ========    =======
Net interest income........                8,527        4.97
Net interest margin(3).....                             5.58%
                                                       =====

-------------------------
(1) Average loans outstanding includes the daily average balance of non-performing loans. Interest on these loans does not include additional interest of $90,000, $15,000, and $27,000 for 1996, 1995 and 1994,
    respectively, which would have been accrued based on the original terms of these loans compared to the interest that was actually recorded. Interest earned on loans includes loan fees (which are not material in amount).

(2) Includes interest income and discount on loan pool participations.

(3) Net interest margin is net interest income divided by average total earning assets.

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL, CONTINUED
     The following table sets forth an analysis of volume and rate changes in interest income and interest expense of the Company's average earning assets and average interest-bearing liabilities reported on a fully tax-equivalent basis assuming a 34% tax rate. The table distinguishes between the changes related to average outstanding balances (changes in volume holding the initial interest rate constant) and the changes related to average interest rates (changes in average rate holding the initial outstanding balance constant). The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

                                                               YEAR ENDED DECEMBER 31,
                                               --------------------------------------------------------
                                                 1996 COMPARED TO 1995         1995 COMPARED TO 1994
                                               INCREASE/(DECREASE) DUE TO   INCREASE/(DECREASE) DUE TO
                                               --------------------------   ---------------------------
                                               VOLUME     RATE      NET     VOLUME     RATE       NET
                                               ------     ----      ---     ------     ----       ---
                                                                (DOLLARS IN THOUSANDS)
INTEREST INCOME FROM AVERAGE-EARNING ASSETS:
  Loans......................................   $2,342    $  86    $2,428    $1,107    $  798    $1,905
  Loan pool participations(1)................      807      426     1,233     3,279       106     3,385
  Interest-bearing deposits..................      106      (15)       91        10       (28)      (18)
  Investment securities available for sale:
     Taxable investments.....................      666       14       680       217       (45)      172
  Investment securities held to maturity:
     Taxable investments.....................     (137)     101       (36)     (253)       88      (165)
     Tax exempt investments..................       26       (2)       24       (36)      (11)      (47)
  Federal funds sold.........................      (95)     (15)     (110)       34        61        95
                                                ------    -----    ------    ------    ------    ------
     Total income from earning assets........    3,715      595     4,310     4,358       969     5,327
                                                ------    -----    ------    ------    ------    ------
INTEREST EXPENSE OF AVERAGE INTEREST-BEARING
  LIABILITIES:
  Interest-bearing demand deposits...........      241     (261)      (20)       73         4        77
  Savings deposits...........................      395     (153)      242        75       447       522
  Time deposits..............................      811       75       886       579       908     1,487
  Federal funds purchased....................        9       (3)        6        15         4        19
  Other short-term borrowings................      341      (24)      317       253        66       319
                                                ------    -----    ------    ------    ------    ------
     Total expense from interest-bearing
       liabilities...........................    1,797     (366)    1,431       995     1,429     2,424
                                                ------    -----    ------    ------    ------    ------
Net interest income..........................   $1,918    $ 961    $2,879    $3,363    $ (460)   $2,903
                                                ======    =====    ======    ======    ======    ======

-------------------------
(1) Includes interest income from loan pool participations plus discount on loan pool participations.

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL, CONTINUED
INTEREST RATE SENSITIVITY ANALYSIS

     The following table sets forth the scheduled repricing or maturity of the Company's assets and liabilities as of December 31, 1996, based on the assumptions described below. The effect of these assumptions is to quantify the dollar amount of items that are interest rate-sensitive and can be repriced within each of the periods specified. The table does not necessarily indicate the impact of general interest rate movements on the Company's net interest margin because the repricing of certain categories of assets and liabilities is subject to competitive and other pressures beyond the Company's control. As a result, certain assets and liabilities indicated as maturing or otherwise repricing within a stated period may, in fact, mature or reprice at different times and at different volumes.

                                                THREE     OVER THREE      ONE TO      THREE
                                               MONTHS       MONTHS        THREE       YEARS
                                               OR LESS    TO ONE YEAR     YEARS      OR MORE     TOTAL
                                               -------    -----------     ------     -------     -----
                                                                (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS:
Loans......................................    $33,975     $ 24,213      $ 25,763    $32,886    $116,837
Loan pool participations...................      4,224       12,672        33,791          0      50,687
Interest-bearing deposits in banks.........      3,587            0             0          0       3,587
Federal funds sold.........................      2,985            0             0          0       2,985
Investment securities:
  Available for sale.......................      1,000        3,189         2,001     19,645      25,835
  Held to maturity.........................      1,703        6,155         9,726     10,468      28,052
                                               -------     --------      --------    -------    --------
     Total interest-earning assets.........     47,474       46,229        71,281     62,999     227,983
                                               =======     ========      ========    =======    ========
INTEREST-BEARING LIABILITIES:
NOW and Super NOW deposits.................     13,467       13,467        11,543          0      38,477
Savings deposits...........................     10,467       10,496        15,743     15,773      52,479
Certificates of deposit....................     21,591       42,888        28,531      3,636      96,646
Note payable...............................      8,500            0             0          0       8,500
                                               -------     --------      --------    -------    --------
     Total interest-bearing liabilities....     54,025       66,851        55,817     19,409     196,102
                                               =======     ========      ========    =======    ========
Interest sensitivity gap per period........    $(6,551)    $(20,622)     $ 15,464    $43,590
                                               =======     ========      ========    =======
Cumulative interest sensitivity gap........    $(6,551)    $(27,173)     $(11,709)   $31,881
                                               =======     ========      ========    =======
Interest sensitivity gap as a percentage of
  total assets.............................      0.88%        0.69%         1.28%      3.25%
Cumulative sensitivity gap as a percentage
  of total assets..........................      0.88%        0.78%         0.93%      1.16%

     In the table above, NOW and Super NOW deposit account balances and savings deposits are included as interest-bearing liabilities in the three months or less, and over three months to one year, and one to three years categories in accordance with the proposed revision to the banking regulatory authorities' risk-based capital guidelines issued in August 1992. This results in the distribution of 70% of NOW and Super NOW account balances to the less than one year categories and the remaining 30% to the one to three years category. Savings deposits are included 70% in the less than three year categories and the remaining 30% in the three years or more category.

     Loan pool participations are included in the interest rate sensitivity analysis using an estimated three-year average life. The historical average for the return of original investment on the pools is approximately 36 months. Given the non-performing aspect of the loan pool portfolio, management feels that the use of contractual weighted-average maturity data in inappropriate.

II. INVESTMENT PORTFOLIO

     The following table sets forth certain information with respect to the book value of the Company's investment portfolio as of December 31, 1996, 1995 and 1994.

                                                                           DECEMBER 31,
                                                                -----------------------------------
                                                                 1996          1995          1994
                                                                 ----          ----          ----
                                                                      (DOLLARS IN THOUSANDS)
SECURITIES AVAILABLE FOR SALE:
  U.S. government securities................................    $ 5,019       $ 5,101       $ 5,979
  U.S. government agency securities.........................     18,679         5,059         2,958
  Other investment securities...............................      2,785         1,627           460
                                                                -------       -------       -------
     Total securities available for sale....................     26,483        11,787         9,397
                                                                -------       -------       -------
SECURITIES HELD TO MATURITY:
  U.S. government securities................................      8,135        12,247        21,444
  U.S. government agency securities.........................      5,445         6,810         7,017
  Obligations of states and political subdivisions..........      8,904         9,574         9,152
  Other investment securities...............................      5,221         2,202           707
                                                                -------       -------       -------
     Total securities held to maturity......................     27,705        30,833        38,320
                                                                -------       -------       -------
  Total investment securities...............................    $54,188       $42,620       $47,717
                                                                =======       =======       =======

     The following table sets forth the contractual maturities of investment securities as of December 31, 1996, and the weighted average yields (for tax-exempt obligations on a fully tax-equivalent basis assuming a 34% tax rate) of such securities. As of December 31, 1996, the Company held no securities with a book value exceeding 10% of shareholders' equity.

                                                                       MATURITY
                                      --------------------------------------------------------------------------
                                                           AFTER ONE BUT      AFTER FIVE BUT
                                                            WITHIN FIVE         WITHIN TEN
                                      WITHIN ONE YEAR          YEARS               YEARS         AFTER TEN YEARS
                                      ----------------    ----------------    ---------------    ---------------
                                      AMOUNT     YIELD    AMOUNT     YIELD    AMOUNT    YIELD    AMOUNT    YIELD
                                      -------    -----    -------    -----    ------    -----    ------    -----
                                                                (DOLLARS IN THOUSANDS)
Securities available for sale:
  U.S. government securities......      2,020    6.15%      2,999    5.81%         0    0.00%         0    0.00%
  U.S. government agency
     securities...................      2,173    6.93      10,003    6.78      1,000    7.50      5,503    7.17
  Other Investment securities.....          0    0.00       1,992    6.00          0    0.00        793    5.21
                                      -------             -------             ------             ------
     Total........................      4,193    6.55      14,994    6.48      1,000    7.50      6,296    6.92
                                      -------             -------             ------             ------
Securities held to maturity:
  U.S. government securities......      3,016    5.49       5,119    5.07          0    0.00          0    0.00
  U.S. government agency
     securities...................      1,000    6.00       2,003    5.51          0    0.00      2,442    7.51
  Obligations of states and
     political subdivisions.......      3,185    6.46       5,601    6.57        118    7.64          0    0.00
  Other investment securities.....        693    6.13       4,428    5.73          0    0.00        100    7.15
                                      -------             -------             ------             ------
     Total........................      7,894    6.00      17,151    5.78        118    7.64      2,542    7.50
                                      -------             -------             ------             ------
     Total investment
       securities.................     12,087    6.19%     32,145    6.11%     1,118    7.51%     8,838    7.09%
                                      =======    ====     =======    ====     ======    ====     ======    ====

III. LOAN PORTFOLIO

     The Company's loan portfolio largely reflects the profile of the communities in which it operates. Approximately two-thirds of the total loans as of December 31, 1996, were agricultural, commercial or residential real estate loans. The following table shows the composition of the Company's loan portfolio as of the dates indicated.

                                                                 DECEMBER 31,
                         --------------------------------------------------------------------------------------------
                               1996               1995               1994               1993               1992
                         ----------------   ----------------   ----------------   ----------------   ----------------
                                    % OF               % OF               % OF               % OF               % OF
                          AMOUNT    TOTAL    AMOUNT    TOTAL    AMOUNT    TOTAL    AMOUNT    TOTAL    AMOUNT    TOTAL
                          ------    -----    ------    -----    ------    -----    ------    -----    ------    -----
                                                            (DOLLARS IN THOUSANDS)
Agricultural...........  $ 19,940    16.9%  $ 16,319    18.9%  $ 15,968    21.5%  $ 16,644    25.7%  $ 16,144    27.2%
Commercial.............    23,613    20.0     22,235    25.7     18,789    25.3     14,853    22.9     12,760    21.5
Real estate:
  1-4 family
    residences.........    27,274    23.1     15,765    18.2     14,261    19.2     12,757    19.7     10,797    18.2
  5 + residential
    property...........       261     0.2          0     0.0         17     0.0         24     0.0         38     0.1
  Agricultural.........    16,952    14.4      9,855    11.4      8,443    11.4      7,499    11.6      7,174    12.1
  Construction.........     4,017     3.4      2,502     2.9      1,859     2.5        436     0.7        155     0.3
  Commercial...........    11,895    10.1     10,097    11.7      9,018    12.2      7,288    11.3      6,415    10.8
                         --------   -----   --------   -----   --------   -----   --------   -----   --------   -----
  Real estate total....    60,399    51.2     38,219    44.2     33,598    45.3     28,004    43.3     24,579    41.5
                         --------   -----   --------   -----   --------   -----   --------   -----   --------   -----
Installment............    11,522     9.7      7,637     8.8      4,700     6.3      4,673     7.2      5,011     8.4
Lease financing........     2,571     2.2      2,065     2.4      1,154     1.6        596     0.9        817     1.4
                         --------   -----   --------   -----   --------   -----   --------   -----   --------   -----
  Total loans(1).......  $118,045   100.0%  $ 86,475   100.0%  $ 74,209   100.0%  $ 64,770   100.0%  $ 59,311   100.0%
                         ========   =====   ========   =====   ========   =====   ========   =====   ========   =====
Total assets...........  $251,851           $205,162           $186,818           $143,752           $128,424
Loans to total
  assets...............              46.9%              42.1%              39.7%              45.1%              46.2%

-------------------------
(1) Total loans do not include the Company's investments in loan pool participations.

     The following table sets forth the remaining maturities for certain loan categories as of December 31, 1996.

                                                                                             TOTAL FOR LOANS DUE
                                                                                               AFTER ONE YEAR
                                                                                                   HAVING:
                                                        DUE IN                               -------------------
                                        DUE WITHIN      ONE TO      DUE AFTER                 FIXED     VARIABLE
                                         ONE YEAR     FIVE YEARS    FIVE YEARS     TOTAL      RATES      RATES
                                        ----------    ----------    ----------     -----      -----     --------
                                                                 (DOLLARS IN THOUSANDS)
Agricultural........................     $16,653       $ 2,920        $  367      $19,940    $ 3,088     $  199
Commercial..........................      15,716         5,790         2,107       23,613      7,266        631
Real estate - construction..........       1,991         1,744           282        4,017      1,363        663
                                         -------       -------        ------      -------    -------     ------
     Total..........................     $34,360       $10,454        $2,756      $47,570    $11,717     $1,493
                                         =======       =======        ======      =======    =======     ======

     The following table provides information on the Company's non-performing loans as of the dates indicated.

                                                                           DECEMBER 31,
                                                             ----------------------------------------
                                                              1996     1995    1994    1993     1992
                                                              ----     ----    ----    ----     ----
                                                                      (DOLLARS IN THOUSANDS)
90 days past due.........................................    $  625    $134    $ 95    $ 22    $  622
Renegotiated.............................................       380     409     285     440       528
Nonaccrual...............................................     1,085     124     207     129       347
                                                             ------    ----    ----    ----    ------
     Total non-performing loans..........................    $2,090    $667    $587    $591    $1,497
                                                             ======    ====    ====    ====    ======
Ratio of non-performing loans to total loans.............     1.78%    0.78%   0.79%   0.91%    2.52%

IV. SUMMARY OF LOAN LOSS EXPERIENCE

     The following table sets forth loans charged off and recovered by the type of loan and an analysis of the allowance for loan losses for the years ended December 31, 1996, 1995, 1994, 1993 and 1992.

                                                                YEAR ENDED DECEMBER 31,
                                                  ----------------------------------------------------
                                                    1996       1995       1994       1993       1992
                                                    ----       ----       ----       ----       ----
                                                                 (DOLLARS IN THOUSANDS)
Amount of loans outstanding at end of period
  (net of unearned interest)(1)...............    $117,416    $85,869    $74,015    $64,700    $59,212
                                                  ========    =======    =======    =======    =======
Average amount of loans outstanding for the
  period (net of unearned interest)(1)........    $105,372    $81,175    $69,043    $61,130    $80,253
                                                  ========    =======    =======    =======    =======
Allowance for possible credit losses at
  beginning of period.........................    $  1,001    $   881    $   833    $   820    $ 1,089
                                                  --------    -------    -------    -------    -------
CHARGE-OFFS:
  Agricultural................................          41         53         42         87        256
  Commercial..................................          10         18        110         34         95
  Real estate -- construction.................           0          0          0          0          0
  Real estate -- mortgage.....................           0          2          0          2          6
  Installment.................................          38         18         23         28         28
  Lease financing.............................         616          0         14          2         10
                                                  --------    -------    -------    -------    -------
     Total charge-offs........................         705         91        189        153        395
                                                  --------    -------    -------    -------    -------
RECOVERIES:
  Agricultural................................           6         24         11         11         53
  Commercial..................................           1          1         36          7         53
  Real estate -- construction.................           0          0          0          0          0
  Real estate -- mortgage.....................           0          0          2          1          0
  Installment.................................           8         10          5          4         25
  Lease financing.............................          23          8          0          0          1
                                                  --------    -------    -------    -------    -------
     Total recoveries.........................          38         43         54         23        132
                                                  --------    -------    -------    -------    -------
Net loans charged off.........................         667         48        135        130        263
Provision for possible credit losses..........         987        168        183        143        290
Allowance for branch acquisition..............         170          0          0          0          0
Allowance of bank divested....................           0          0          0          0        296
                                                  --------    -------    -------    -------    -------
Allowance for possible credit losses at end of
  period......................................    $  1,491    $ 1,001    $   881    $   833    $   820
                                                  ========    =======    =======    =======    =======
Net loans charged off to average loans........        0.63%      0.06%      0.20%      0.21%      0.33%
Allowance for possible credit losses to total
  loans at end of period......................        1.27%      1.17%      1.19%      1.29%      1.38%

-------------------------
(1) Loans do not include, and the allowance for loan losses does not include any reserve for, investments in loan pool participations.

     The Company has allocated the allowance for loan losses to provide for the possibility of loan losses being incurred within the categories of loans set forth in the table below. The allocation of the allowance and the ratio of loans within each category to total loans as of the dates indicated are as follows:

                                                                  DECEMBER 31,
                      -----------------------------------------------------------------------------------------------------
                               1996                      1995                      1994                      1993
                      -----------------------   -----------------------   -----------------------   -----------------------
                                  PERCENT OF                PERCENT OF                PERCENT OF                PERCENT OF
                      ALLOWANCE    LOANS TO     ALLOWANCE    LOANS TO     ALLOWANCE    LOANS TO     ALLOWANCE    LOANS TO
                       AMOUNT     TOTAL LOANS    AMOUNT     TOTAL LOANS    AMOUNT     TOTAL LOANS    AMOUNT     TOTAL LOANS
                      ---------   -----------   ---------   -----------   ---------   -----------   ---------   -----------
                                                             (DOLLARS IN THOUSANDS)
Agricultural.........  $  289         16.9%      $  262         18.9%      $  242         21.5%      $  308         25.7%
Commercial...........     439         20.0          248         25.7          271         25.3          288         22.9
Real estate --
  mortgage...........     588         51.2          392         44.2          302         45.3          200         43.3
Installment..........     111          9.7           78          8.8           55          6.3           33          7.2
Lease financing......      64          2.2           21          2.4           11          1.6            4          0.9
                       ------        -----       ------        -----       ------        -----       ------        -----
    Total............  $1,491        100.0%      $1,001        100.0%      $  881        100.0%      $  833        100.0%
                       ======        =====       ======        =====       ======        =====       ======        =====

                            DECEMBER 31,
                       -----------------------
                                1992
                       -----------------------
                                   PERCENT OF
                       ALLOWANCE    LOANS TO
                        AMOUNT     TOTAL LOANS
                       ---------   -----------
                       (DOLLARS IN THOUSANDS)
Agricultural.........   $  290         27.2%
Commercial...........      209         21.5
Real estate --
  mortgage...........      263         41.5
Installment..........       50          8.4
Lease financing......        8          1.4
                        ------        -----
    Total............   $  820        100.0%
                        ======        =====

V. DEPOSITS

     The following table sets forth the average amount of and the average rate paid on deposits by deposit category for the years ended December 31, 1996, 1995 and 1994.

                                                                YEAR ENDED DECEMBER 31,
                                                --------------------------------------------------------
                                                      1996                1995                1994
                                                ----------------    ----------------    ----------------
                                                AVERAGE             AVERAGE             AVERAGE
                                                BALANCE     RATE    BALANCE     RATE    BALANCE     RATE
                                                -------     ----    -------     ----    -------     ----
                                                                 (DOLLARS IN THOUSANDS)
Non-interest bearing demand deposits........    $ 15,653     N/A    $ 12,269     N/A    $ 14,786     N/A
Interest-bearing demand (NOW and money
  market)...................................      28,786    2.13%     25,325    2.49%     22,408    2.48%
Savings deposits............................      53,844    3.82      42,699    4.25      40,451    3.20
Time deposits...............................      86,056    5.63      71,636    5.53      59,306    4.17
                                                --------            --------            --------
       Total................................    $184,339    4.08%   $151,929    4.22%   $136,951    3.16%
                                                ========    ====    ========    ====    ========    ====

     The following table summarizes certificates of deposit in amounts of $100,000 or more by time remaining until maturity as of December 31, 1996. These time deposits are made by individuals, corporations and public entities, all of which are located in the Company's market area or are State of Iowa funds.

                                                                 DECEMBER 31,
                                                                     1996
                                                                 ------------
                                                                (IN THOUSANDS)
Three months or less........................................       $ 5,152
Over three through six months...............................         1,993
Over six months through one year............................         2,269
Over one year...............................................         4,133
                                                                   -------
       Total................................................       $13,547
                                                                   =======

VI. RETURN ON EQUITY AND ASSETS

     Various operating and equity ratios for the years indicated are presented below:

                                                          YEAR ENDED DECEMBER 31,
                                                        ---------------------------
                                                        1996       1995       1994
                                                        ----       ----       ----
Return on average total assets........................   1.93%      2.04%      1.68%
Return on average equity..............................  13.52      12.67      12.45
Dividend payout ratio.................................  36.50      38.37      36.27
Average equity to average assets......................  14.31      16.09      13.46
Equity to assets ratio................................  13.60      15.65      15.94
                                                        =====      =====      =====

VII. SHORT-TERM BORROWINGS

     The following table summarizes the outstanding amount of and the average rate on short-term borrowings as of December 31, 1996, 1995 and 1994.

                                                                     DECEMBER 31,
                                            ---------------------------------------------------------------
                                                  1996                   1995                   1994
                                            -----------------      -----------------      -----------------
                                                      AVERAGE                AVERAGE                AVERAGE
                                            BALANCE    RATE        BALANCE    RATE        BALANCE    RATE
                                            -------   -------      -------   -------      -------   -------
                                                                (DOLLARS IN THOUSANDS)
Note payable(1)...........................  $8,500     8.00%       $10,000    8.50%       $5,000     8.50%
Federal funds purchased...................       0     0.00              0    0.00         4,700     5.33
                                            ------                 -------                ------
  Total...................................  $8,500     8.00%       $10,000    8.50%       $9,700     6.96%
                                            ======     ====        =======    ====        ======     ====

-------------------------

(1) The note payable balance at December 31, 1996 consists of advances on a $17,000,000 revolving line of credit. The line has a variable interest rate which currently is twenty-five basis points below the lender's prime rate. Interest is payable quarterly and the line is due June 19, 1997.

     The maximum amount of short-term borrowings outstanding at any month end for the years ended December 31, 1996, 1995, and 1994 were as follows:

                                                   1996         1995         1994
                                                   ----         ----         ----
                                                       (DOLLARS IN THOUSANDS)
Note payable....................................   14,750       10,000        8,400
Federal funds purchased.........................    5,990        5,475        4,700
ESOP loan.......................................        0            0          100

     The following table sets forth the average amount of and the average rate paid on short-term borrowings for the years ended December 31, 1996, 1995 and 1994.

                                                                YEARS ENDED DECEMBER 31,
                                                 ------------------------------------------------------
                                                      1996                1995                1994
                                                 --------------      --------------      --------------
                                                 AVERAGE             AVERAGE             AVERAGE
                                                 BALANCE   RATE      BALANCE   RATE      BALANCE   RATE
                                                 -------   ----      -------   ----      -------   ----
                                                                 (DOLLARS IN THOUSANDS)
Note payable...................................  $11,323   8.55%     $7,327    8.89%     $4,389    7.56%
Federal funds purchased........................      829   5.73         671    6.20         427    5.26
ESOP loan......................................        0   0.00           0    0.00          99    0.00
                                                 -------             ------              ------
  Total........................................  $12,152   8.36%     $7,998    8.66%     $4,915    7.21%
                                                 =======   ====      ======    ====      ======    ====

ITEM 2. PROPERTIES

     The Company's headquarters are located at 222 First Avenue East, Oskaloosa, Iowa. This building is a two-story combination office and motor bank and was constructed in 1975. The Company's offices are located on the second floor and the Bank leases the first floor and the basement from the Company. The ground floor houses the Bank's data processing department and motor bank operation which includes four drive-up lanes and two walk-up windows. The basement contains a meeting room, kitchen, and storage. The Bank's lease runs through the year 2005.

     The principal offices of the Bank are located at 124 South First Street, Oskaloosa, Iowa, in a two-story building owned by the Bank which contains a full banking facility. The Bank also owns a second building in Oskaloosa located at 301 A Avenue West. This one-story, full-banking facility, including two drive-up lanes, is located five blocks northwest of the Bank's principal offices. In addition, the Bank owns a 24-hour automatic teller machine located at 211 South First Street, Oskaloosa, Iowa. The Bank also has a branch office located in North Engish, Iowa which is 40 miles northeast of Oskaloosa. The branch is a one-story building with a full banking facility, including two drive-up lanes and a 24-hour automatic teller machine.

     The Thrift owns three facilities in the communities of Ottumwa, Fairfield, and Sigourney, Iowa. The Ottumwa building is a single-story brick structure constructed in 1981. The approximately 4,200 square foot building has several offices and a potential for three drive-up lanes, with two presently in operation. The building is located at 116 West Main in Ottumwa's downtown business district. The Fairfield facility is a two-story building located at 58 East Burlington on the southeast corner of the downtown square. The building's three floors have 8,932 total square feet, over half of which is used by the Thrift. The second floor is leased to a small software company. The Thrift's Sigourney facility located at 112 North Main Street is one-half block northwest of the community's courthouse square in the downtown business district. The 4,596 square foot one-story masonry building was constructed in 1972 as a banking facility with one drive-up window. This building was acquired by the Thrift in 1996 from Boatmen's Bank, N.A. in conjunction with the purchase of the deposits of the Sigourney office from Boatmen's.

     The Thrift leases its "In-Store" branch facility in Fairfield. The branch is located in an Easter's Super Value grocery store and occupies approximately 400 square feet of the store. The lease agreement expires in October, 2000 and may be renewed for two additional terms of five years each.

ITEM 3. LEGAL PROCEEDINGS

     Mahaska Investment Company and its subsidiaries are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     The information appearing on page 35 of the Corporation's Annual Report, filed as Exhibit 13 hereto, is incorporated herein by reference.

     There were approximately 228 holders of record of the Company's $5 common stock as of March 7, 1997. Additionally, there are an estimated 700 additional beneficial holders whose stock was held in street name by brokerage houses as of that date. The closing bid price of the Parent Company's common stock was $20.50 on March 7, 1997.

     The Company increased dividends to common shareholders in 1996 to $.73 per share, a 10.6 percent increase over $.66 for 1995. Dividend declarations are evaluated and determined by the Board of Directors on a quarterly basis. In February 1997, the Board of Directors declared a dividend of $.20 per common share. The Company's loan agreement requires that the Company does not pay any dividends in excess of forty percent of net income without the lenders' permission. Except for certain regulatory restrictions that may affect dividend payments, there are no other restrictions on the Company's present or future ability to pay dividends.

ITEM 6. SELECTED FINANCIAL DATA

     The information appearing on page 4 of the Company's Annual Report, filed as Exhibit 13 hereto, is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information appearing on pages 12 through 17 of the Company's Annual Report, filed as Exhibit 13 hereto, is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information appearing on pages 18 through 34 of the Company's Annual Report, filed as Exhibit 13 hereto, is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Within the twenty-four months prior to the date of the most recent financial statements, there has been no change of accountants of the Company.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The definitive proxy statement of Mahaska Investment Company is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The definitive proxy statement of Mahaska Investment Company is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The definitive proxy statement of Mahaska Investment Company is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The definitive proxy statement of Mahaska Investment Company is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     The following exhibits and financial statement schedules are filed as part of this report:

     (a) 1. Financial Statements: See the financial statements on pages 18 through 34 of the Company's Annual Report, filed as Exhibit 13 hereto, which are incorporated by reference herein.

          2. Exhibits (not covered by independent auditors' report).

        EXHIBIT
        -------
          3.1         Articles of Incorporation, as amended, of Mahaska Investment
                      Company.
          3.2         Bylaws of Mahaska Investment Company.
         10.1         Mahaska Investment Company Employee Stock Ownership Plan &
                      Trust as restated and amended. This Plan & Trust is
                      incorporated by reference to the Company's Annual Report on
                      Form 10-K for the year ended December 31, 1994.
         10.2.1       1993 Stock Incentive Plan. This 1993 Stock Incentive Plan is
                      incorporated by reference to Form S-1 Registration Number
                      3-81922 of Mahaska Investment Company.
         10.2.2       1996 Stock Incentive Plan.
         10.3.1       Midstates Resources Corp. Loan Participation and Servicing
                      Agreement dated December 9, 1992 between Midstates Resources
                      Corp., Mahaska Investment Company and Mahaska State Bank.
                      This Midstates Resources Corp. Agreement is incorporated by
                      Reference to Form S-1 Registration Number 33-81922 of
                      Mahaska Investment Company.
         10.3.2       Central States Resources Corp. Liquidation Agreement dated
                      April 18, 1988 between Central States Resources Corp.,
                      Mahaska State Bank, National Bank & Trust Co., and Randal
                      Vardaman. This Central States Resources Corp. Agreement is
                      incorporated by reference to Form S-1 Registration Number
                      33-81922 of Mahaska Investment Company.
         10.3.3       All States Resources Corp. Loan Participation and Servicing
                      Agreement dated September 13, 1993 between All States
                      Resources Corp., Mahaska Investment Company and West Gate
                      Bank. This All States Resources Corp. Agreement is
                      incorporated by reference to Form S-1 Registration Number
                      33-81922 of Mahaska Investment Company.
         10.5.1       Revolving Loan Agreement dated January 31, 1996 between
                      Mahaska Investment Company and Harris Trust and Savings
                      Bank. This Loan Agreement is incorporated herein by
                      reference to the Form 8-K report filed by Mahaska Investment
                      Company on February 29, 1996.
         10.5.2       First Amendment to Revolving Loan Agreement and Revolving
                      Loan Note between Mahaska Investment Company and Harris
                      Trust & Savings Bank dated June 19, 1996.
         10.6         Purchase and Assumption Agreement between Boatmen's Bank
                      Iowa, National Association and Central Valley Bank dated
                      February 15, 1996. This Purchase and Assumption Agreement is
                      incorporated herein by reference to the Form 8-K report
                      filed by Mahaska Investment Company on February 29, 1996.
         11           Computation of Per Share Earnings
         13           The Annual Report to Shareholders of Mahaska Investment
                      Company for the 1996 calendar year.
         21           Subsidiaries
         23           Consent of Auditor

     The Company will furnish to any shareholder upon request and upon payment of a fee of $.50 per page, a copy of any exhibit. Requests for copies should be directed to Karen K. Baack, Secretary/Treasurer, Mahaska Investment Company, P.O. Box 1104, Oskaloosa, Iowa 52577-1104.

     (b) Reports on Form 8-K: No reports on Form 8-K were required to be filed during the last quarter of 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                MAHASKA INVESTMENT COMPANY
                                                       (Registrant)

March 20, 1997                            By:      /s/ CHARLES S. HOWARD
                                            ------------------------------------
                                                     Charles S. Howard
                                             President, Chief Executive Officer
                                                         and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                    NAME                                          TITLE                          DATE
                    ----                                          -----                          ----
            By: /s/ R. S. HOWARD                    Director and Chairman of the            March 20, 1997
   ---------------------------------------          Board
                R. S. Howard

          By: /s/ CHARLES S. HOWARD                 Director, President and Chief           March 20, 1997
   ---------------------------------------          Executive Officer
              Charles S. Howard

          By: /s/ DAVID A. MEINERT                  Director, Executive Vice                March 20, 1997
   ---------------------------------------          President and Chief Financial
              David A. Meinert                      Officer
                                                    (Principal Accounting Officer)

          By: /s/ R. SPENCER HOWARD                 Director and Vice President             March 20, 1997
   ---------------------------------------          Corporate Planning
              R. Spencer Howard

         By: /s/ MARTIN L. BERNSTEIN                Director                                March 20, 1997
   ---------------------------------------
             Martin L. Bernstein

         By: /s/ ROBERT K. CLEMENTS                 Director                                March 20, 1997
   ---------------------------------------
             Robert K. Clements

         By: /s/ JOHN A. FALLON, III                Director                                March 20, 1997
   ---------------------------------------
             John A. Fallon, III

           By: /s/ JAMES F. MATHEW                  Director                                March 20, 1997
   ---------------------------------------
               James F. Mathew

          By: /s/ JOHN P. POTHOVEN                  Director                                March 20, 1997
   ---------------------------------------
              John P. Pothoven

         By: /s/ JOHN W. N. STEDDOM                 Director                                March 20, 1997
   ---------------------------------------
             John W. N. Steddom