Form 10-Q
period 1997-03-31
MAHASKA INVESTMENT CO
filed 1997-05-15
CIK 741390

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




FOR QUARTER ENDED                                      COMMISSION FILE NUMBER
 MARCH 31, 1997                                               0-24630





                           MAHASKA INVESTMENT COMPANY
             (Exact Name of Registrant as Specified in its Charter)




        IOWA                                             42-1003699
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

                      Yes   X                            No

As of May 1, 1997, there were 2,193,648 shares of common stock $5 par value outstanding.

PART 1 -- Item 1. Financial Statements

                           MAHASKA INVESTMENT COMPANY
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CONDITION

(unaudited)
(dollars in thousands)                            March 31,        December 31,
                                                     1997             1996
                                     ASSETS
Cash and due from banks .......................       $   9,635           9,896
Interest-bearing deposits in banks ............           1,284           3,603
Federal funds sold ............................               0           2,985
                                                      ---------        --------
  Cash and cash equivalents ...................          10,919          16,484
Investment Securities:
  Available for sale ..........................          27,747          26,483
  Held to maturity ............................          26,427          27,705
Loans .........................................         124,683         118,045
Less:
  Unearned discount ...........................            (631)           (629)
  Allowance for loan tosses ...................          (1,578)         (1,491)
                                                      ---------        --------
    Net loans .................................         122,474         115,925

Loan pool participations ......................          52,919          50,687
Premises and equipment,net ....................           3,076           3,102
Accrued interest receivable ...................           2,594           2,518
Other assets ..................................           2,153           2,152
Goodwill ......................................           6,637           6,795
                                                      ---------        --------
  Total assets ................................       $ 254,946         251,851

                           LIABILITIES AND SHAREHOLDERS'EQUITY
Deposits:
  Demand ............................................      $ 18,438       19,353
  NOW and Super NOW .................................        33,454       33,124
  Savings ...........................................        60,540       57,831
  Certificates of deposit ...........................        95,254       96,644
                                                           --------      -------
    Total deposits ..................................       207,686      206,952
Federal funds purchased .............................           810            0
Note payable ........................................         9,000        8,500
Other liabilities ...................................         2,657        2,156
                                                           --------      -------
    Total liabilities ...............................       220,153      217,608

Shareholders'equity:
  Common stock, $5 par value; authorized
    4,000,000 shares; issued 2,284,506
    shares ........................................        11,423        11,423
  Capital surplus .................................         7,787         7,787
  Treasury stock at cost, 65,967 shares as
    of March 31, 1997,and 55,000 shares as
    of December 31, 1996 ..........................        (1,107)         (853)
  Retained earnings ...............................        16,858        15,926
  Unrealized loss on investments available
    for sale ......................................          (168)          (40)
                                                        ---------      --------
     Total shareholders' equity ...................        34,793        34,243
                                                        ---------      --------
     Total liabilities and shareholders'
       equity .....................................     $ 254,946       251,851

See accompanying notes to consolidated financial statements.



                           MAHASKA INVESTMENT COMPANY
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

(unaudited)                                               Three Months Ended
(dollars in thousands, except per share)                      March 31,
                                                          1997         1996

INTEREST INCOME:
  Interest and fees on loans ........................       $2,720        2,174
  Interest and discount on loan pools ...............        2,440        1,938
  Interest on bank deposits .........................           41           71
  Interest on federal funds sold ....................           49           57
  Interest on investment securities:
    Available for sale ..............................          437          230
    Held to maturity ................................          349          425
                                                            ------       ------
      Total interest income .........................        6,036        4,895

INTEREST EXPENSE:
  Interest on deposits:
    NOW and Super NOW ...............................          165          141
    Savings .........................................          538          457
    Certificates of deposit .........................        1,326        1,081
  Interest on federal funds purchased ...............            4            0
  Interest on note payable ..........................          160          205
                                                            ------       ------
      Total interest expense ........................        2,193        1,884

      Net interest income ...........................        3,843        3,011
  Provision for loan losses .........................          128           65
                                                            ------       ------
      Net interest income after provision
            for loan losses .........................        3,715        2,946

NONINTEREST INCOME:
  Service charges ...................................          263          183
  Data processing income ............................           53           57
  Other operating income ............................          115          103
  Investment security losses ........................            0           (4)
                                                            ------       ------
    Total noninterest income ........................          431          339

NONINTEREST EXPENSE:
  Salaries and employee benefits expense ............          964          879
  Net occupancy expense .............................          285          243
  FDIC assessment ...................................            6           21
  Professional fees .................................           96          152
  Other operating expense ...........................          493          357
  Goodwill amortization .............................          158          101
                                                            ------       ------
    Total noninterest expense .......................        2,002        1,753
  Income before income tax expense ..................        2,144        1,532





    Income tax expense ..............................          766          526

           NET INCOME ...............................       $1,378        1,006

  Earnings per common share .........................       $ 0.62       0.4400
  Dividends per common share ........................       $ 0.20       0.1825

See accompanying notes to consolidated financial statements.


                           MAHASKA INVESTMENT COMPANY
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)                                               Three Months Ended
(dollars in thousands)                                         March 31,
                                                          1997           1996
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                            $ 1,378     1,006
   Adjustments to reconcile net income to net
   cash provided by operating  activities:
   Depreciation and amortization                             275       202
Provision for loan losses                                    128        65
Investment securities losses                                   0         4
Loss on sale of bank premises and equipment                    0         1
Amortization of investment securities premiums                60        88
Accretion of investment securities and loan discounts       (107)      (84)
Increase in other assets                                     (77)     (300)
Increase in other  liabilities                               577       741
                                                         --------   -------
Total adjustments                                            856       717
                                                         --------   -------
Net cash  provided by  operating  activities               2,234     1,723

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment securities available for sale:
  Proceeds from maturities                                 2,194     2,000
  Purchases                                               (3,673)  (11,354)
Investment securities held to maturity:
Proceeds from  maturities                                  1,782     2,625
Purchases                                                   (548)   (3,828)
Purchases of loan pool participations                     (8,396)   (2,709)
Principal recovery on loan pool  participations            6,164     5,700
Net  increase  in  loans                                  (6,574)   (8,557)
Purchases  of bank  premises  and  equipment                 (91)     (257)
                                                        --------    -------
Net cash used in investing activities                     (9,142)  (16,380)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits                                     734     5,498
  Net increase in federal  funds  purchased                  810         0
Advances on note payable                                   1,500       500
Principal  payments on note payable                       (1,000)     (750)
Dividends  paid                                             (446)     (412)
Purchases of treasury  stock                                (302)     (153)
Proceeds from stock issued                                    47         0
Net cash  provided by financing activities                 1,343     4,683
Net (decrease)  increase in cash and cash  equivalents    (5,565)   (9,974)
Cash and cash  equivalents at beginning of period         16,484    20,821
                                                         --------   -------
Cash and cash equivalents at end of period              $ 10,919    10,847
Supplemental  disclosures of cash flow information:
Cash paid during the period for:
Interest                                                $  2,292     2,006
Income taxes                                            $    196         0
                                                        --------    ------

See accompanying notes to consolidated financial statements.

                           MAHASKA INVESTMENT COMPANY

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.       Adjustments and Reclassifications

         The accompanying consolidated financial statements (unaudited) include the accounts and transactions of the Company and its three wholly-owned subsidiaries, Mahaska State Bank, Central Valley Bank, and MIC Leasing Co. (d/b/a On-Site Commercial Services). All material inter-company balances and transactions have been eliminated in consolidation.

         The accompanying consolidated financial statements (unaudited) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated financial statements (unaudited) be read in conjunction with the Company's most recent audited financial statements and notes thereto. In the opinion of management, the accompanying consolidated financal statements (unaudited) contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1997, and the results of operations for the three months ended March 31, 1997 and 1996, and changes in cash flows for the three months ended March 31, 1997 and 1996.

2.       Statements of Cash Flows

         In the statements of cash flows, cash and cash equivalents include cash and due from banks, interest-bearing deposits with banks, and federal funds sold.

3.       Income Taxes

         Federal income tax expense for the three months ended March 31, 1997 and 1996 was computed using the consolidated effective federal tax rate. The Company also recognized income tax expense pertaining to state franchise taxes payable individually by the subsidiary bank and thrift.

4.       Earnings Per Common Share

         Earnings per common share computations are based on the weighted average number of shares of common stock outstanding during the period. The weighted average number of shares for the three-month periods ended March 31, 1997 and 1996 was 2,228,438 and 2,261,154, respectively.



Part I -- Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations.


Net income for the Company increased 37% to $1,378,000 for the quarter ended March 31, 1997, compared with $1,006,000 for the three months ended March 31, 1996. Earnings per share for the first quarter of 1997 were $.62 versus earnings of $.44 per share for the first quarter of 1996. Weighted average shares outstanding were 2,228,438 and 2,261,154 for the first quarter of 1997 and 1996, respectively. Return on average assets for the quarter ended March 31, 1997 was 2.25% compared with a return of 1.97% for the quarter ended March 31, 1996. The Company had a return on average equity of 15.92% for the three months ended March 31, 1997 versus 12.44% for the three months ended March 31, 1996.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income for the quarter ended March 31, 1997 increased 28% to $3,843,000 from $3,011,000 for the three months ended March 31, 1996. This was mainly due to increased interest income earned on greater loan volumes and an increase in interest income and discount recovery on loan pool participations. The increase in total interest income was offset, in part, by additional interest expense related to increased deposit levels. Total interest income increased $1,141,000 (23%) in the first quarter of 1997 compared with the same period in 1996. The Company's total interest expense for the quarter increased $309,000 (16%) compared with the same period in 1996. The Company's net interest margin (on a federal tax-equivalent basis) for the first quarter of 1997 increased to 6.89% from 6.51% in the first quarter of 1996 as the composite yield on interest-earning assets increased and the overall rate paid on interest-bearing liabilities declined. Much of this increase in the net interest margin was attributable to the greater interest and discount recovery on loan pool participation investments. The Company's overall yield on earning assets increased to 10.77% for the first quarter of 1997 compared to 10.50% for the first quarter of 1996. The rate on interest-bearing liabilities decreased in the first quarter of 1997 to 4.57% compared with 4.84% for the first quarter of 1996.

Interest income and fees on loans increased $546,000 (25%) in the first quarter of 1997 compared to the same period in 1996 due to higher loan volumes. The average yield on loans decreased to 9.23% for the first three months of 1997, down from 9.87% for the three months ended March 31, 1996. Average loans outstanding increased to $119,533,000 for the first three months of 1997 compared with $88,589,000 for the first quarter of 1996, an increase of $30,944,000 (35%). Approximately $14,218,000 of the increase in average loans outstanding is attributable to the Sigourney branch of Central Valley Bank, which was acquired in June 1996. The majority of the remaining average loan volume growth occurred in agricultural and real estate loans at Mahaska State Bank and Central Valley Bank. MIC Leasing Co. also experienced an increase in lease volumes.

Loan pool investments provided the Company with additional revenue in the first quarter of 1997 compared to the same period in 1996. Interest income and discount collected on the loan pools increased 26% in the first quarter of 1997 to $2,440,000 compared with $1,938,000 earned in the first quarter of 1996. The yield on loan pool investments increased to 20.30% for the first quarter of 1997 compared with 18.11% for the quarter ended March 31, 1996. The average loan pool participation investment balance was $5,705,000 (13%) greater in the first quarter of 1997 than in the first quarter of 1996.

Interest expense for the first quarter of 1997 increased $309,000 (16%) compared with the first quarter of 1996 as a result of an increase in total deposits
(much of which was  attributable  to the  deposits  acquired  by Central  Valley
Bank). Average interest-bearing deposits for the first quarter of 1997 increased $39,446,000 (27%) from the same period in 1996 with the greatest increase occurring in the time deposit category. Average short-term borrowings decreased during the first quarter of 1997 by $1,504,000 compared with the first quarter of 1996 with a resultant decrease in interest expense on these funds. Interest rates on interest-bearing liabilities were lower in the first quarter of 1997 in comparison with the first quarter of 1996.

Provision for Loan Losses

The Company's provision for loan loss expense in the first quarter of 1997 was $63,000 greater than in the first quarter of 1996. As loan volumes continue to grow, management believes that it is prudent to also increase the level of the allowance for loan losses.

Other Income

Total noninterest income increased $92,000 (27%) in the first quarter of 1997 compared with 1996, mainly due to higher service charge income at both Mahaska State Bank and Central Valley Bank.

Other Expense

Total noninterest expense for the quarter ended March 31, 1997 increased $249,000 (14%) compared to noninterest expense for the first quarter of 1996. Salaries and benefits expense for the first quarter of 1997 increased $85,000 (10%) over the first quarter of 1996, primarily as a result of the increase in the number of employees at Central Valley Bank and at MIC Leasing Co. Net occupancy expenses for the first quarter of 1997 increased $42,000 in comparison to the first quarter of 1996 with most of the increase due to the additional facilities of Central Valley Bank.

Professional fees decreased $56,000 for the first thee months of 1997 over the same period in 1996. The FDIC assessment expense incurred by the Company during the first quarter of 1997 decreased by $15,000 compared with the first quarter of 1996 reflecting the reduced assessment rate paid by Central Valley Bank as a result of the one-time SAIF assessment in September 1996 which reduced the FDIC deposit insurance rate charged to thrift institutions. Other operating expense increased by $136,000 (38%) in the first quarter of 1997 compared with the three months ended March 31, 1996, mainly due to variations in the timing of payment of some expenses. Goodwill amortization expense increased $57,000 (57%) in the first quarter of 1997 versus 1996 due to the additional goodwill created by the Sigourney branch acquisition.

Income Tax Expense

Income tax expense for the three months ended March 31, 1997, increased $240,000 compared to the amount for the three months ended March 31, 1996, primarily due to the overall increase in taxable income for the period. The effective income tax rate rose slightly in the first quarter of 1997 to 35.72% compared with 34.33% in the first quarter of 1996.

FINANCIAL CONDITION

The Company's total assets as of March 31, 1997 were $254,946,000, an increase of $3,095,000 (1%) from December 31, 1996. Total deposits grew $734,000 during this time period with the most growth noted in savings and money market accounts. The Company had federal funds purchased of $810,000 on March 31, 1997, compared with funds sold of $2,985,000 on December 31, 1996. Total notes payable increased to $9,000,000 on March 31, 1997 from $8,500,000 on December 31, 1996 as Central Valley Bank borrowed funds from the Federal Home Loan Bank.

Loan Pool Participations

As of March 31, 1997, the Company had investments in loan pool participations of $52,919,000. New loan pool investments during the quarter totaled $8,396,000. The loan pool participation investment as of December 31, 1996 was $50,687,000. Average loan pool participation investments increased to $48,754,000 for the first three months of 1997 from $43,050,000 for the first three months of 1996.

Loans

Loan volumes continued to increase, with total loans as of March 31, 1997 reflecting growth of $6,638,000 (6%) from December 31, 1996. Most of this growth was in the commercial and agricultural loan categories, with some increase occurring in lease financing.

Nonperforming Loans

The Company's nonperforming loans totaled $1,598,000 (1.29% of total loans) as of March 31, 1997, compared to $2,102,000 (1.79% of total loans) as of December 31, 1996. This is a decrease of 24% from December 31, 1996 to March 31, 1997. All nonperforming loan totals and related ratios exclude the loan pool investments. The following table presents the categories of nonperforming loans as of March 31, 1997:

                               Nonperforming Loans
                             (dollars in thousands)
                                 March 31, 1997

                          90 days past due          $  199
                          Renegotiated                 356
                          Nonaccrual                 1,031
                          Other real estate owned       12
                                                    ------
                                                    $1,598

From December 31, 1996 to March 31, 1997, nonaccrual loans decreased $54,000, restructured loans decreased $24,000, loans ninety days past due decreased $426,000, and other real estate owned remained unchanged. The Company's allowance for loan losses as of March 31, 1997 was $1,578,000, which was 1.27% of total loans as of that date. This compares with an allowance for loan losses of $1,491,000 as of December 31, 1996, which was 1.27% of total loans. As of March 31, 1997, the allowance for loan losses was 98.72% of nonperforming loans compared with 70.91% as of December 31, 1996. Management believes that as of March 31, 1997 the allowance for loan losses is adequate. For the three months ended March 31, 1997, the Company recognized a net loan charge-off of $41,000 compared with a net charge-off of $28,000 during the quarter ended March 31, 1996.

Capital Resources

As of March 31, 1997, total shareholders' equity as a percentage of total assets was 13.65% compared with 13.60% as of December 31, 1996. The Company held 65,967 shares of treasury stock at a cost of $1,107,000 as of March 31, 1997. These shares were repurchased in order to satisfy options granted under the Company's Stock Incentive Plan. On February 20, 1997, the Board of Directors voted to continue the Company's stock repurchase plan that provides for the repurchase of up to 200,000 shares through January 31, 1998. During the first quarter of 1997, a total of 14,000 shares were repurchased. Also in the first quarter of 1997, the Company reissued 3,033 shares of treasury stock as options were exercised. Under risk-based capital rules, the Company's total capital was 15.59% of risk-weighted assets as of March 31, 1997, and was 16.23% of risk-weighted assets as of December 31, 1996, compared to an 8.00% requirement.

Liquidity

Liquidity management involves meeting the cash flow requirements of depositors and borrowers. The Company conducts liquidity management on both a daily and long-term basis; and it adjusts its investments in liquid assets based on expected loan demand, projected loan maturities and payments, estimated cash flows from the loan pool participations, expected deposit flows, yields available on interest-bearing deposits, and the objectives of its asset/liability management program. The Company had liquid assets (cash and cash equivalents) of $10,919,000 as of March 31, 1997, compared with $16,484,000 as of December 31, 1996. Some of this decrease is attributable to the increase in loans, investment securities available for sale, and to the increase in loan pool participations (all of which utilized liquid assets). Investment securities classified as available for sale could be sold to meet liquidity needs, if necessary. Additionally, the bank subsidiaries maintain lines of credit with correspondent banks and the Federal Home Loan Bank that would allow them to borrow federal funds on a short-term basis if necessary. The Company also maintains a line of credit with Harris Trust & Savings Bank of Chicago, Illinois that provides liquidity for the purchase of loan pool participation investments and other corporate needs. Management believes that the Company has sufficient liquidity as of March 31, 1997 to meet the needs of borrowers and depositors.

Part II -- Item 6. Exhibits and Reports on Form 8-K.

(a) The following exhibits are filed with this Report or, if so indicated, incorporated by reference:

         EXHIBITS

          3.1              Articles of Incorporation of Mahaska Investment
                           Company. (d)

          3.2              Bylaws of Mahaska Investment Company. (d)

         10.1 Mahaska Investment Company Employee Stock Ownership Plan & Trust as restated and amended. (b)

         10.2.1            1993 Stock Incentive Plan. (a)

         10.2.2            1996 Stock Incentive Plan. (d)

         10.3.1 Midstates Resources Corp. Loan Participation and Servicing Agreement dated December 9, 1992 between Midstates Resources Corp., Mahaska Investment Company, and Mahaska State Bank. (a)

         10.3.2 Central States Resources Corp. Liquidation Agreement dated April 18, 1988 between Central States Rseources Corp., Mahaska State Bank, National Bank & Trust Co., and Randal Vardaman. (a)

         10.3.3 All States Resources Corp. Loan Participation and Servicing Agreement dated September 13, 1993 between All States Resources Corp., Mahaska Investment Company, and West Gate Bank. (a)

         10.5.1 Revolving Loan Agreement dated January 31, 1996 between Mahaska Investment Company and Harris Trust & Savings Bank. (c)

         10.5.2 First Ammendment to Revolving Loan Agreement and Revolving Loan Note between Mahaska Investment Company and Harris Trust & Savings Bank dated June 19, 1996. (d)

         10.6 Purchase and Assumption Agreement between Boatmen's Bank Iowa, National Association, and Central Valley Bank dated February 15, 1996. (c)

         11                Computation of Per Share Earnings.

         27                Financial Data Schedule.


         (a) Incorporated by reference to the Form S-1 Registration Number 33-81922 of Mahaska Investment Company.

         (b) Incorporated by reference to the Form 10-K for the year ended December 31, 1994 filed by Mahaska Investment Company.

         (c) Incorporated by reference to the Form 8-K filed by Mahaska Investment Company on February 29, 1996.

         (d) Incorporated by reference to the Form 10-K for the year ended December 31, 1996 filed by Mahaska Investment Company.

(b) Reports on Form 8-K -- No reports on Form 8-K were filed during the three months ended March 31, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          MAHASKA INVESTMENT COMPANY
                                          (Registrant)



May 9, 1997
                                          /s/ Charles S. Howard
                                          Charles S. Howard
                                          President



May 9, 1997
                                         /s/ David A. Meinert
                                         David A. Meinert
                                         Executive Vice President and
                                         Chief Financial Officer
                                         (Principal Accounting Officer)

                                                              Exhibit 11



                           MAHASKA INVESTMENT COMPANY
                                AND SUBSIDIARIES
                 STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS

                                                Three Months Ended March 31,
                                                   1997            1996
Earnings per Share Information:


Weighted average number
  of shares outstanding
  during the period                              2,228,438       2,261,154


Net earnings                                    $1,378,232       1,005,802


Earnings per share                              $        0.62            0.44
