Form 10-Q
period 1997-06-30
MAHASKA INVESTMENT CO
filed 1997-08-14
CIK 741390

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



FOR QUARTER ENDED                                      COMMISSION FILE NUMBER
   JUNE 30, 1997                                              0-24630



                           MAHASKA INVESTMENT COMPANY
             (Exact Name of Registrant as Specified in its Charter)



        IOWA                                            42-1003699
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

                         Yes X                      No

As of August 1, 1997, there were 2,172,456 shares of common stock $5 par value outstanding.

PART 1 -- Item 1. Financial Statements

                           MAHASKA INVESTMENT COMPANY
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CONDITION

(unaudited)
(dollars in thousands)                            June 30,       December 31,
                                                    1997            1996
                                     ASSETS
Cash and due from bank                            $   9,972      9,896
Interest-bearing deposits in banks                      748      3,603
Federal funds sold                                      675      2,985
Cash and cash equivalents                            11,395     16,484
Investment securities:
   Available for sale                                27,607     26,483
Held to maturity                                     23,157     27,705
Loans                                               133,177    118,045
   Less:
   Unearned discount                                   (681)      (629)
   Allowance for loan losses                         (1,619)    (1,491)
   Net loans                                        130,877    115,925
   Loan pool participations                          47,021     50,687
   Premises and equipment, net                        3,291      3,102
   Accrued interest receivable                        2,443      2,518
   Other assets                                       2,178      2,152
   Goodwill                                           6,478      6,795
Total assets                                      $ 254,447    251,851

                       LIABILITIES AND SHAREHOLDERS'EQUITY
Deposits:
Demand                                               17,797     19,353
NOW and Super NOW                                    32,469     33,124
   Savings                                           57,564     57,831
   Certificates of deposit                           97,829     96,644
   Total deposits                                   205,659    206,952
   Note payable                                      11,350      8,500
   Other liabilities                                  2,653      2,156
   Total liabilities                                219,662    217,608
   Shareholders'equity:
   Common stock, $5 par value; authorized
     4,000,000 shares; issued 2,284,506 shares       11,423     11,423
   Capital surplus                                    7,787      7,787
   Treasury stock at cost, 105,383 shares
     as of June 30, 1997, and 55,000 shares
     as of December 31, 1996                         (2,081)     (853)
   Retained earnings                                 17,649    15,926
   Unrealized gain (loss) on investments
     available for sale                                   7       (40)
   Total shareholders' equity                        34,785    34,243

Total liabilities and shareholders' equity        $ 254,447   251,851

See accompanying notes to consolidated financial statements.


PART I        Item 1 . Financial Statements, Continued

                             SKA INVESTMENT COMPANY
                                AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                            Three Months     Six Months
(unaudited)                                 Ended June 30,   Ended June 30,
(dollars in thousands, except per share)    1997     1996    1997     1996
INTEREST INCOME:
Interest and fees on loans                  $2,998   2,495   5,718    4,669
Interest and discount on loan pools          1,977   1,917   4,417    3,855
Interest on bank deposits                       15      42      56      112
Interest on federal funds sold                  12      20      61       76
Interest on investment securities:
Available for sale                             460     323     897      554
Held to maturity                               329     409     678      834
     Total interest income                   5,791   5,206  11,827   10,100

INTEREST EXPENSE:
Interest on deposits:
  NOW and Super NOW                            168     139     333      280
  Savings                                      567     472   1,105      929
  Certificates of deposit                    1,358   1,105   2,684    2,185
Interest on federal funds purchased              7       4      11        4
Interest on note payable                       208     217     368      422
     Total interest expense                  2,308   1,937   4,501    3,820
     Net interest income                     3,483   3,269   7,326    6,280
Provision for loan losses                       39      47     167      112
     Net interest income after provision
        for loan losses                      3,444   3,222   7,159    6,168

NONINTEREST INCOME:
Service charges                                272     218     535      401
Data processing income                          61      59     114      116
Other operating income                          97      98     212      201
Investment security losses                      (8)     (8)     (8)     (12)
     Total noninterest income                  422     367     853      706

NONINTEREST EXPENSE:
Salaries and employee benefits expense         985     780   1,949    1,659
Net occupancy expense                          302     262     587      506
FDIC assessment                                 12      23      18       44
Professional fees                               93      99     189      250
Other operating expense                        403     402     896      759
Goodwill amortization                          159     101     317      202
     Total noninterest expense               1,954   1,667   3,956    3,420
Income before income tax expense             1,912   1,922   4,056    3,454
Income tax expense                             685     660   1,451    1,186
     NET INCOME                             $1,227   1,262   2,605    2,268

Earnings per common share                   $ 0.56    0.56    1.18     1.00
Dividends per common share                  $ 0.20    0.1825  0.40     0.365

See accompanying notes to consolidated financial statements.


                           MAHASKA INVESTMENT COMPANY
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)                                          Six Months Ended
(dollars in thousands)                                   June 30,
                                                    1997          1996
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                          2,605          2,268
Adjustments to reconcile net income to
 net cash provided by operating activities:
   Depreciation and amortization                      555            427
   Provision for loan losses                          167            112
Investment securities losses                            8             12
(Gain) loss on sale of bank premises and equipment     (7)             1
Amortization of investment securities premiums        123            172
Accretion of investment securities and loan
  discounts                                          (242)          (174)
Decrease (increase) in other assets                    50            (75)
Increase in other liabilities                         465          1,494
     Total adjustments                              1,119          1,969
Net cash provided by operating activities           3,724          4,237

CASH FLOWS FROM INVESTING  ACTIVITIES:
Investment securities available for sale:
   Proceeds from sales                                994          1,988
   Proceeds from maturities                         3,468          2,026
   Purchases                                       (5,540)       (11,355)
Investment securities held to maturity:
   Proceeds from maturities                         5,008          3,826
   Purchases                                         (548)        (3,828)
   Purchases of loan pool participations           (8,641)       (22,541)
   Principal recovery on loan pool participations  12,307         12,004
Net increase in loans                             (14,886)       (13,570)
Purchases of bank premises and equipment             (428)          (366)
Proceeds from sale of bank premises and equipment       7              0
Proceeds from branch acquisition                        0         14,246
Net cash used in investing activities              (8,259)       (17,570)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits                (1,293)         5,369
Advances on note payable                            5,600          5,500
Principal payments on note payable                 (2,750)          (750)
Dividends paid                                       (882)          (824)
Purchases of treasury stock                        (1,376)          (307)
Proceeds from stock issued                            147              0
Net cash (used in) provided by financing
  activities                                         (554)         8,988
Net decrease in cash and cash equivalents          (5,089)        (4,345)
Cash and cash equivalents at beginning of period   16,484         20,821
     Cash and cash equivalents at end of period   $11,395         16,476


Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                      $ 4,504          3,651
    Income taxes                                  $ 1,245            770

See accompanying notes to consolidated financial statements.


                           MAHASKA INVESTMENT COMPANY
                   Notes to Consolidated Financial Statements
                                  (Unaudited)

1.       Adjustments and Reclassifications

         The accompanying consolidated financial statements (unaudited) include the accounts and transactions of the Company and its three wholly-owned subsidiaries, Mahaska State Bank, Central Valley Bank, and On-Site Credit Services, Inc.(formerly known as MIC Leasing Co.). All material inter-company balances and transactions have been eliminated in consolidation.

         The accompanying consolidated financial statements (unaudited) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated financial statements (unaudited) be read in conjunction with the Company's most recent audited financial statements and notes thereto. In the opinion of management, the accompanying consolidated financial statements (unaudited) contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1997, and the results of operations for the three and six months ended June 30, 1997 and 1996, and changes in cash flows for the six months ended June 30, 1997 and 1996.

2.       Statements of Cash Flows

         In the statements of cash flows, cash and cash equivalents include cash and due from banks, interest-bearing deposits with banks, and federal funds sold.

3.       Income Taxes

         Federal income tax expense for the three and six months ended June 30, 1997 and 1996 was computed using the consolidated effective federal tax rate. The Company also recognized income tax expense pertaining to state franchise taxes payable individually by the subsidiary bank and thrift.

4.       Earnings Per Common Share

         Earnings per common share computations are based on the weighted average number of shares of common stock outstanding during the period. The weighted average number of shares for the three-month periods ended June 30, 1997 and 1996 was 2,190,467 and 2,256,759, respectively. The weighted average number of shares for the six-month periods ended June 30, 1997 and 1996 was 2,209,348 and 2,258,957, respectively.

Part I -- Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Net income for the Company was $1,227,000 for the quarter ended June 30, 1997, compared with $1,262,000 for the three months ended June 30, 1996. Earnings per share for the second quarter of 1997 of $.56 were equal to the earnings per share for the second quarter of 1996. Weighted average shares outstanding were 2,190,467 and 2,256,759 for the second quarter of 1997 and 1996, respectively. Return on average assets for the quarter ended June 30, 1997 was 1.95% compared with a return of 2.35% for the quarter ended June 30, 1996. The Company had a return on average equity of 14.17% for the three months ended June 30, 1997 versus 15.79% for the three months ended June 30, 1996.

The Company earned net income of $2,605,000 for the six months ended June 30, 1997. This is an increase of $337,000 (15%) compared with the $2,268,000 earned by the Company during the first six months of 1996. On an earnings per share basis, the Company earned $1.18 for the first six months of 1997 compared with $1.00 for the first six months of 1996. Weighted average shares outstanding declined slightly to 2,209,348 for the first six months of 1997, compared to an average of 2,258,957 for the first half of 1996. The return on average assets decreased to 2.09% for the six months ended June 30, 1997, down from 2.16% for the six-month period ended June 30, 1996. Return on average equity rose to 15.05% for the first half of 1997 compared with 14.10% for the first half of 1996.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income for the quarter ended June 30, 1997 increased 7% to $3,483,000 from $3,269,000 for the three months ended June 30, 1996. This was mainly due to increased interest income earned on greater loan volumes. A portion of the increased interest income earned on loans was due to the acquisition by Central Valley Bank ("CVB") of a branch office on June 21, 1996. This acquisition resulted in increased average outstanding loans in the second quarter of 1997 compared with the second quarter of 1996. The Company's overall loan volumes were also higher in the second quarter of 1997 due to increased loan originations in the current and prior periods which contributed to the increased interest income. The increase in total interest income was offset, in part, by additional interest expense related to increased deposit levels. Total interest income increased $586,000 (11%) in the second quarter of 1997 compared with the same period in 1996. The Company's total interest expense for the quarter increased $372,000 (19%) compared with the same period in 1996 following the increase in average deposits attributable to the branch office acquisition. The Company's net interest margin (on a federal tax-equivalent basis) for the second quarter of 1997 decreased to 6.07% from 6.71% in the second quarter of 1996 as the composite yield on interest-earning assets declined while the overall rate paid on interest-bearing liabilities remained approximately constant. The Company's overall yield on earning assets decreased to 10.04% for the second quarter of 1997 compared to 10.62% for the second quarter of 1996. The rate on interest-bearing liabilities was essentially unchanged in the second quarter of 1997 at 4.66% versus 4.68% for the second quarter of 1996.

For the six months ended June 30, 1997, net interest income increased $1,046,000 (17%) to $7,325,000 compared to $6,280,000 for the first half of 1996. This increase was primarily due to additional interest income from increased loan and loan pool volumes in 1997 compared to 1996, which were offset, in part, by an increased level of deposits in 1997. The Company's net interest margin for the first half of 1997 declined to 6.47% compared with 6.61% for the first six months of 1996.

Interest income and fees on loans increased $503,000 (20%) in the second quarter of 1997 compared to the same period in 1996 due to higher loan volumes. Average loans outstanding increased to $128,246,000 for the second three months of 1997 compared with $98,583,000 for the second quarter of 1996, an increase of $29,664,000 (30%). Approximately $14,218,000 of the increase in average loans outstanding is attributable to the Sigourney branch of CVB, which was acquired in June 1996. The majority of the remaining average loan volume growth occurred in agricultural and real estate loans at Mahaska State Bank ("MSB") and CVB. On-Site Credit Services, Inc. ("On-Site") also experienced an increase in lease volumes. The average yield on loans decreased to 9.38% for the second three months of 1997, down from 10.18% for the three months ended June 30, 1996.

Loan pool investments provided the Company with a modest increase in revenue during the second quarter of 1997 compared to the same period in 1996. Interest income and discount collected on the loan pools increased 3% in the second quarter of 1997 to $1,977,000 compared with $1,917,000 earned in the second quarter of 1996. The yield on loan pool investments declined to 15.81% for the second quarter of 1997 compared with 17.42% for the quarter ended June 30, 1996. Loan pool earnings may vary from period to period reflecting fluctuations in the level of collections by the Company's servicer, the basis (or purchase investment) relative to loan principal collected, and the amount of interest collected. The average loan pool participation investment balance was $5,891,000 (13%) greater in the second quarter of 1997 than in the second quarter of 1996.

Interest income and discount collected on the Company's loan pool investments increased $562,000 (15%) for the half of 1997 in comparison with the first six months of 1996. The overall yield on loan pool investments rose slightly to 18.01% for the first half of 1997, up from 17.76% in the 1996 comparable period. The loan pool investment balance averaged $49,459,000 during the six months ended June 30, 1997, compared with $43,658,000 for the same period in 1996.

Interest income on investment securities available for sale increased $136,000 (42%) for the second quarter of 1997 compared to the same period in the prior year. This increase is primarily due to the increased level of securities held as "available for sale" since management has elected to classify most of the new securities being purchased in this category. Interest income on investment securities held to maturity has declined $80,000 (19%) for the second quarter of 1997 compared to the second quarter of 1996 as the funds from maturing securities have been reinvested in the available for sale category, thus reducing the held to maturity volume. The interest income on securities available for sale for the first half of 1997 increased $343,000 (62%) compared with that earned in the first half of 1996 due to the same increases in volume.

Interest expense for the first quarter of 1997 increased $371,000 (19%) compared with the first quarter of 1996 as a result of an increase in total deposits (much of which was attributable to the deposits acquired by CVB). Average interest-bearing deposits for the second quarter of 1997 increased $33,010,000 (21%) from the same period in 1996 with the greatest increase occurring in the time deposit category. Average short-term borrowings decreased during the second quarter of 1997 by $670,000 compared with the second quarter of 1996 with a resultant decrease in interest expense on these funds. Interest rates on interest-bearing liabilities in the second quarter of 1997 were generally consistent with those in the second quarter of 1996.

Total interest expense for the Company increased by $681,000 (18%) for the first half of 1997 compared to 1996. Most of this increase resulted from the higher average balance of interest-bearing liabilities in 1997. The average rate paid on interest-bearing liabilities declined slightly to 4.62% for the first half of 1997, compared with 4.76% in the first half of 1996.

Provision for Loan Losses

The Company's provision for loan loss expense in the second quarter of 1997 was $8,000 lower than in the second quarter of 1996. For the first half of 1997, the provision for loan loss expense was $54,000 greater than in the same period of 1996.

Other Income

Total noninterest income increased $56,000 (15%) in the second quarter of 1997 compared with 1996, mainly due to higher service charge income at both Mahaska State Bank and Central Valley Bank. Noninterest income for the first half of 1997 increased $148,000 (21%) over the amount recorded in the same period of 1996 mainly due to higher service charge income.

Other Expense

Total noninterest expense for the quarter ended June 30, 1997 increased $288,000 (17%) compared to noninterest expense for the second quarter of 1996. Salaries and benefits expense for the second quarter of 1997 increased $205,000 (26%) over the second quarter of 1996, primarily as a result of the increase in the number of employees at CVB and at On-Site. Net occupancy expenses for the second quarter of 1997 increased $40,000 in comparison to the second quarter of 1996 with most of the increase due to the additional facilities of CVB. The FDIC assessment expense incurred by the Company during the second quarter of 1997 decreased by $11,000 compared with the second quarter of 1996 reflecting the reduced assessment rate paid by CVB as a result of the one-time SAIF assessment in September 1996 which reduced the FDIC deposit insurance rate charged to thrift institutions. Goodwill amortization expense increased $57,000 (57%) in the second quarter of 1997 versus 1996 due to the additional goodwill created by the Sigourney branch acquisition.

For the six-month period ended June 30, 1997, total other expense increased by $537,000 (16%) in comparison with that incurred during the first half of 1996. Salaries and benefits rose by $289,000 (17%) reflecting the increase in number of employees. Net occupancy expense increased $81,000 (16%) due to the additional Sigourney facility costs. The FDIC assessment declined due to the reduced SAIF assessment. Professional fees were reduced by $61,000 (24%) as the Company did not incur the legal and accounting costs associated with the CVB Sigourney acquisition in 1997 that were experienced in 1996. Goodwill amortization increased $115,000 (57%) in the first half of 1997 compared with the same period in 1996, all of which was attributable to the bank office acquisition.

Income Tax Expense

Income tax expense for the three months ended June 30, 1997, increased $25,000 compared to the amount for the three months ended June 30, 1996, primarily due to a decrease in the amount of tax-exempt income for the 1997 period. The average volume of tax-exempt municipal investments declined $1,027,000 for the quarter ended June 30, 1997, compared with the same period in 1996. The effective income tax rate rose slightly in the second quarter of 1997 to 35.83% compared with 34.33% in the second quarter of 1996. Year-to-date income tax expense was $265,000 (22%)
higher in 1997 compared with the first six months of 1996 due to the overall increase in income before taxes and also due to the reduced level of tax-exempt interest income.

FINANCIAL CONDITION

The Company's total assets as of June 30, 1997 were $254,447,000, an increase of $2,596,000 (1%) from December 31, 1996. Total deposits declined $1,293,000 (1%)
during this time period with the largest decrease noted in the demand deposit accounts. Time certificates of deposits increased by $1,185,000 from December 31, 1996 to June 30, 1996. The Company had federal funds sold of $675,000 on June 30, 1997, compared with funds sold of $2,985,000 on December 31, 1996. Total notes payable increased to $11,350,000 on June 30, 1997 from $8,500,000 on December 31, 1996 as CVB and MSB borrowed funds from the Federal Home Loan Bank.

Loan Pool Participations

As of June 30, 1997, the Company had investments in loan pool participations of $47,021,000. There were no new loan pool investments during the quarter, but the Company was scheduled to fund a loan pool purchase settlement on July 1, 1997 totaling $3,644,000. The loan pool participation investment as of December 31, 1996 was $50,687,000. Average loan pool participation investments increased to $50,156,000 for the second three months of 1997 from $44,265,000 for the second quarter of 1996.

Loans

Loan volumes continued to increase, with total loans as of June 30, 1997 reflecting growth of $15,080,000 (13%) from December 31, 1996. Most of this growth was in the commercial, agricultural, and real estate loan categories, with some increase occurring in lease financing. The Company's subsidiary banks have continued to emphasize and focus on loan growth in their own markets throughout the year.


Nonperforming Loans

The Company's nonperforming loans totaled $1,370,000 (1.03% of total loans) as of June 30, 1997, compared to $2,102,000 (1.79% of total loans) as of December 31, 1996. This is a decrease of 35% from December 31, 1996 to June 30, 1997. All nonperforming loan totals and related ratios exclude the loan pool investments. The following table presents the categories of nonperforming loans as of June 30, 1997:

                  90 days past due                $  130
                  Renegotiated                       350
                  Nonaccrual                         878
                  Other real estate owned             12
                                                   ------
                                                  $1,370

From December 31, 1996 to June 30, 1997, loans ninety days past due decreased $495,000, restructured and renegotiated loans decreased $30,000, nonaccrual loans decreased $207,000, and other real estate owned remained unchanged. The Company's allowance for loan losses as of June 30, 1997 was $1,619,000, which was 1.22% of total loans as of that date. This compares with an allowance for loan losses of $1,491,000 as of December 31, 1996, which was 1.27% of total loans. As of June 30, 1997, the allowance for loan losses was 118.21% of nonperforming loans compared with 70.91% as of December 31, 1996. Management believes that as of June 30, 1997 the allowance for loan losses is adequate. For the three months ended June 30, 1997, the Company recognized a recovery of loans perviously charged-off of $2,000 compared with a recovery of $12,000 during the quarter ended June 30, 1996. The Company experienced a net loan charge-off of $38,000 for the first six months of 1997 compared with a net charge-off of loans totaling $16,000 for the first half of 1996.

Capital Resources

As of June 30, 1997, total shareholders' equity as a percentage of total assets was 13.67% compared with 13.60% as of December 31, 1996. The Company held 105,383 shares of treasury stock at a cost of $2,081,000 as of June 30, 1997. These shares were repurchased in order to satisfy options granted under the Company's Stock Incentive Plan. During the second quarter of 1997, a total of 45,000 shares were repurchased at a cost of $1,074,000 in accordance with the authorization from the Board of Directors to repurchase up to 200,000 shares through January 31, 1998. Also in the second quarter of 1997, the Company reissued 5,584 shares of treasury stock as options were exercised. Under risk-based capital rules, the Company's total capital was 15.58% of risk-weighted assets as of June 30, 1997, and was 16.23% of risk-weighted assets as of December 31, 1996, compared to an 8.00% minimum requirement.

Liquidity

Liquidity management involves meeting the cash flow requirements of depositors and borrowers. The Company conducts liquidity management on both a daily and long-term basis. It adjusts its investments in liquid assets based on expected loan demand, projected loan maturities and payments,estimated cash flows from the loan pool participations, expected deposit flows, yields available on interest-bearing deposits, and the objectives of its asset/liability management program. The Company had liquid assets (cash and cash equivalents) of $11,395,000 as of June 30, 1997, compared with $16,484,000 as of December 31, 1996. Most of this decrease is attributable to the increase in loans which utilized liquid assets. Investment securities classified as available for sale could be sold to meet liquidity needs, if necessary.

Additionally, the bank subsidiaries maintain lines of credit with correspondent banks and the Federal Home Loan Bank that would allow them to borrow federal funds on a short-term basis if necessary. The Company also maintains a line of credit with Harris Trust & Savings Bank of Chicago, Illinois that provides liquidity for the purchase of loan pool participation investments and other corporate needs. Management believes that the Company has sufficient liquidity as of June 30, 1997 to meet the needs of borrowers and depositors.

Pella, Iowa Expansion

On June 23, 1997, the Company announced that it intends to open a de novo, wholly-owned, subsidiary bank in Pella, Iowa. Management anticipates the opening of the new bank sometime in the fourth quarter of 1997, subject to federal and state regulatory approval. The proposed bank will be called the Pella State Bank and will be a full-service, state-chartered, commercial bank. Management feels that Pella represents a very attractive, expanding market in south-central Iowa that will provide the Company with growth potential for both loans and deposits.

The Company anticipates that it will capitalize the proposed bank with $5,000,000 from available cash on hand and from an advance on the revolving line of credit with Harris Trust & Savings Bank. This will increase the Company's interest expense on notes payable in future periods, but this should be offset by additional interest income from loans and investments as the new bank grows. Interest expense on deposits will also increase as the bank's deposits grow in future periods. Operating expenses for salaries and benefits, and general operating expenses related to the operation of the new subsidiary, will increase in future periods as the institution becomes fully operational.

PART II -- Item 4. Submission of Matters to a Vote of Security Holders.


The Company's annual meeting of shareholders was held on April 30, 1997. The record date for determination of shareholders entitled to vote at the meeting was March 7, 1997. There were 2,230,539 shares outstanding as of that date, each such share being entitled to one vote. At the shareholders' meeting the holders of 1,957,654 shares of stock were represented in person or by proxy, which constituted a quorum. The following proposals were voted on at the meeting:

Proposal 1 - Election of Directors:

The following members of the Company's board of directors were elected to serve for the specified term or until their successors shall have been elected and qualified. Such persons received the number of votes set opposite their names:

                                                        VOTE
                                     FOR              WITHHELD

Three-year term (2000):
         Martin L. Bernstein      1,917,374            40,280
         R. Spencer Howard        1,939,672            17,982

Proposal 2 - Ratification of Appointment of KPMG Peat Marwick LLP as independent auditor:

A vote was also taken on the ratification of the appointment of KPMG Peat Marwick LLP as independent auditors of the Company for the fiscal year ending December 31, 1997. The results of the vote were as follows:

                                                             DEALER
       FOR             AGAINST           ABSTAIN            NON-VOTES
    1,944,823          12,631              200                  0


PART II -- Item 5.  Other Information


On June 19, 1997,  the Board of  Directors  of MIC Leasing  Co., a  wholly-owned subsidiary of the Company, approved an amendment to the Articles of Incorporation to authorize a change in the corporate name of the subsidiary to On-Site Credit Services, Inc.

On June 19, 1997, the Company and Harris Trust & Savings Bank entered into a Second Amendment to the Revolving Loan Agreement dated January

31, 1996.  This amendment to the loan agreement is included as Exhibit
10.5.2 to this 10-Q filing.

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

         10.5.2    Second  Amendment to  Revolving  Loan  Agreement  and
                   Revolving  Loan  Note  between   Mahaska   Investment
                   Company  and Harris  Trust & Savings  Bank dated June l9,
                   1997.

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

(b) Reports on Form 8-K -- No reports on Form 8-K were filed during the three months ended June 30, 1997.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        MAHASKA INVESTMENT COMPANY
                                               (Registrant)


August 11, 1997                        /s/ Charles S. Howard
Dated                                  Charles S. Howard
                                       President


August 11, 1997                       /s/ David A. Meinert
Dated                                 David A. Meinert
                                      Executive Vice President and
                                      Chief Financial Officer
                                      (Principal Accounting Officer)

                                 Exhibit 10.5.2
                           MAHASKA INVESTMENT COMPANY
                      SECOND AMENDMENT TO CREDIT AGREEMENT


Harris Trust and Savings Bank
Chicago, Illinois

Ladies and Gentlemen:

         Reference is hereby made to that certain Credit Agreement dated as of January 31, 1996, as amended (the "Credit Agreement"), between the undersigned, Mahaska Investment Company, an Iowa corporation (the "Borrower"), and you (the "Bank"). All capitalized terms used herein without definition shall have the same meanings herein as such terms have in the Credit Agreement.

         The Borrower has requested that the Bank extend the Termination Date to June 30, 1998, and make certain other amendments to the Credit Agreement, and the Bank is willing to do so under the terms and conditions set forth in this Amendment.

1.       AMENDMENTS.

         Upon your acceptance hereof in the space provided for that purpose below, the Credit Agreement shall be and hereby is amended as follows:

                  (a) The interest rate payable under Section 2.1 of the Credit Agreement shall be reduced and, accordingly, Section 2.1 of the Credit Agreement shall be amended by deleting the phrase "at the rate per annum equal to the Prime Rate as in effect from time to time" appearing in the third and fourth lines thereof and inserting the phrase "at the rate per annum determined by subtracting (but not below zero) 1/4 of 1% per annum from the Prime Rate as in effect from time to time" in lieu thereof.

                  (b) The commitment fee payable under Section 2.2 of the Credit Agreement shall be reduced and, accordingly, Section 2.2 of the Credit Agreement shall be amended by deleting the phrase "at the rate of 1/4 of 1% per annum" appearing in the second and third lines thereof and inserting the phrase "at the rate of 1/8 of 1% per annum" in lieu thereof.

                  (c) The definition of "Termination Date" appearing in Section 4 of the Credit Agreement shall be amended by deleting the date "June 19, 1997" and inserting the date "June 30, 1998" in lieu thereof.

                  (d) Section 5.5 of the Credit Agreement shall be amended by deleting the date "September 30, 1995" appearing in the last sentence thereof and inserting the date "December 31, 1996" in lieu thereof.

                  (e) The amount of Consolidated Net Income required to be maintained pursuant to Section 7.8 of the Credit Agreement shall be amended by deleting the amount "$1,650,000" appearing therein and inserting the amount "$1,900,000" in lieu thereof.

                  (f) Section 7 of the Credit Agreement shall be amended by adding an additional covenant at the end thereof which shall read as follows:

                  "Section 7.13. Minimum Tangible Net Worth of MIC Leasing Company. The Borrower shall at all times cause MIC Leasing Company to maintain Tangible Net Worth in an amount not less than $4,500,000. For purposes of this Section, "Tangible Net Worth" means, at any time the same is to be determined, the total shareholders' equity (including capital stock, additional paid-in capital and retained earnings after deducting treasury stock, but excluding minority interest in subsidiaries) which would appear on the balance sheet of MIC Leasing Company determined in accordance with generally accepted accouting principles, less the sum (i) the aggregate book value of all assets which would be classified as intangible assets under generally accepted accounting principles, including, without limitation, goodwill, patents, trademarks, trade names, copyrights, franchises, and deferred charges (including, without limitation, unamortized debt discount and expense, organization costs and deferred research and development expense), and similar assets and (ii) the write-up of assets above cost".

2.       CONDITIONS PRECEDENT.

         The effectiveness of this Amendment is subject to the satisfaction of all of the following conditions precedent:

       (a) The Borrower and the Bank shall have executed and delivered this Amendment.

       (b) Legal matters incident to the execution and delivery of this Amendment shall be satisfactory to the Bank and its counsel.

3.       REPRESENTATIONS.

         In order to induce the Bank to execute and deliver this Amendment, the Borrower hereby represents to the Bank that as of the date hereof, the representations and warranties set forth in Section 5 of the Credit Agreement are and shall be and remain true and correct (except that the representations contained in Section 5.5 shall be deemed to refer to the most recent financial statements of the Borrower delivered to the Bank) and the Borrower is in full compliance with all of the terms and conditions of the Credit Agreement and no Default or Event of Default has occurred and is continuing under the Credit Agreement or shall result after giving effect to this Amendment.

4.       MISCELLANEOUS.

         (a) Except as specifically amended herein, the Credit Agreement shall continue in full force and effect in accordance with its original terms. Reference to this specific Amendment need not be made in the Credit Agreement, the Note, or any other instrument or document executed in connection therewith, or in any certificate, letter or communication issued or made pursuant to or with respect to the Credit Agreement, any reference in any of such items to the Credit Agreement being sufficient to refer to the Credit Agreement as amended hereby.

         (b) The Borrower agrees to pay on demand all costs and expenses of or incurred by the Bank in connection with the negotiation, preparation, execution and delivery of this Amendment, including the fees and expenses of counsel for the Bank.

         (c) This Amendment may be executed in any number of counterparts, and by the different parties on different counterpart signature pages, all of which taken together shall constitute one and the same agreement. Any of the parties hereto may execute this Amendment by signing any such counterpart and each of such counterparts shall for all purposes be deemed to be an original. This Amendment shall be governed by the internal laws of the State of Illinois.

         Dated as of June 19, 1997.

                                         MAHASKA INVESTMENT COMPANY


                                         By /s/ Charles S. Howard
                                         Its  President

         Accepted and agreed to in Chicago, Illinois as of the date and year last above written.

                                         HARRIS TRUST AND SAVINGS BANK


                                         By /s/ Michael S. Cameli
                                         Its Vice President


                                   EXHIBIT 11

                           MAHASKA INVESTMENT COMPANY
                                AND SUBSIDIARIES
                STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS

                                   Three Months Ended     Six Months Ended
                                        June 30,               June 30,
                                   1997          1996     1997         1996

Earnings per Share Information:

Weighted average number of
shares outstanding during
period                            2,190,467  2,256,759   2,209,348   2,258,957

Net earnings                    $ 1,227,241  1,262,291   2,605,473   2,268,093

Earnings per share                     0.56       0.56        1.18        1.00

