Form 10-Q
period 1997-09-30
MAHASKA INVESTMENT CO
filed 1997-11-13
CIK 741390

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




FOR QUARTER ENDED                                 COMMISSION FILE NUMBER
SEPTEMBER 30, 1997                                        0-24630





                           MAHASKA INVESTMENT COMPANY
             (Exact Name of Registrant as Specified in its Charter)




            IOWA                                       42-1003699
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

               Yes   X                            No

As of November 1, 1997, there were 2,172,456 shares of common stock $5 par value outstanding.

PART I -- Item 1. Financial Statements

                           MAHASKA INVESTMENT COMPANY
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CONDITION

(unaudited)
(dollars in thousands)
                                                       September 30,December 31,
                                                              1997        1996
                                                          ---------    --------
                          ASSETS
Cash and due from banks ...............................   $   8,187       9,896
Interest-bearing deposits in banks ....................       1,873       3,603
Federal funds sold ....................................           0       2,985
                                                          ---------    --------
   Cash and cash equivalents ..........................      10,060      16,484
                                                          ---------    --------
Investment securities:
   Available for sale .................................      24,938      26,483
   Held to maturity ...................................      22,320      27,705
Loans .................................................     139,403     118,045
Less:
   Unearned discount ..................................        (853)       (629)
   Allowance for loan losses ..........................      (1,740)     (1,491)
                                                          ---------    --------
      Net loans .......................................     136,810     115,925
                                                          ---------    --------
Loan pool participations ..............................      47,243      50,687
Premises and equipment, net ...........................       3,299       3,102
Accrued interest receivable ...........................       3,402       2,518
Other assets ..........................................       2,398       2,152
Goodwill ..............................................       6,320       6,795
                                                          ---------    --------
     Total assets .....................................   $ 256,790     251,851
                                                          ---------    --------
                                                          ---------    --------

   LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Demand .............................................   $  17,667      19,353
   NOW and Super NOW ..................................      31,517      33,124
   Savings ............................................      62,352      57,831
   Certificates of deposit ............................      93,615      96,644
                                                          ---------    --------
         Total deposits ...............................     205,151     206,952
Federal funds purchased ...............................         300           0
Note payable ..........................................      12,800       8,500
Other liabilities .....................................       3,060       2,156
                                                          ---------    --------
         Total liabilities ............................     221,311     217,608
                                                          ---------    --------

Shareholders' equity:
   Common stock, $5 par value; authorized
         4,000,000 shares; issued 2,284,506
         shares .......................................      11,423      11,423
   Capital surplus ....................................       7,787       7,787
   Treasury stock at cost, 112,050 shares
         as of September 30, 1997, and 55,000
         shares as of December 31, 1996 ...............      (2,278)       (853)
   Retained earnings ..................................      18,461      15,926
Unrealized gain (loss) on investments
   available for sale .................................          86         (40)
                                                          ---------    --------
         Total shareholders' equity ...................      35,479      34,243
                                                          ---------    --------
         Total liabilities and shareholders'
            equity ....................................   $ 256,790     251,851
                                                          ---------    --------
                                                          ---------    --------

See accompanying notes to consolidated financial statements.


                           MAHASKA INVESTMENT COMPANY
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) ..................................             Nine Months Ended
(dollars in thousands)...................                     September 30,
                                                             1997       1996
                                                          --------    -------
Cash flows from operating activities:
   Net income ...........................................   $  3,851      3,369
                                                            --------    -------
   Adjustments to reconcile net income
         to net cash provided by operating
         activities:
         Depreciation and amortization .................         838        654
         Provision for loan losses ......................        313        320
         Investment securities losses ...................          8         68
         (Gain) loss on sale of bank premises
            and equipment ..............................          16          7
         Amortization of investment securities
            premiums .....................................       176        240
         Accretion of investment securities and
            loan discounts ...............................      (398)      (259)
         Decrease (increase) in other assets .............    (1,129)      (274)
         Increase in other liabilities ...................       822      1,288
                                                            --------    -------
            Total adjustments ............................       646      2,044
                                                            --------    -------
            Net cash provided by operating
                  activities .............................     4,497      5,413
                                                            --------    -------

Cash flows from investing activities: Investment securities available for sale:
         Proceeds from sales ...........................         994      5,027
         Proceeds from maturities .......................      6,755      3,135
         Purchases ......................................     (6,038)   (21,195)
   Investment securities held to maturity:
         Proceeds from maturities .......................      5,904      5,177
         Purchases ......................................       (647)    (5,599)
   Purchases of loan pool participations ................    (12,775)   (29,410)
   Principal recovery on loan pool
         participations .................................     16,218     15,479
   Net increase in loans ................................    (20,813)   (16,915)
   Purchases of bank premises and equipment ............        (583)      (560)
   Proceeds from sale of bank premises
         and equipment ....................................        7          1
   Proceeds from branch acquisition .......................        0     14,246
                                                             --------    -------
         Net cash used in investing activities               (10,978)   (30,614)

Cash flows from financing actitivies:
   Net (decrease) increase in deposits ..................     (1,801)    10,860
   Net increase in federal funds purchased .............         300          0
   Advances on note payable ...............................    8,900     11,125
   Principal payments on note payable .....................   (4,600)    (2,700)
   Dividends paid ........................................    (1,316)    (1,232)
   Purchases of treasury stock ............................   (1,610)      (622)
   Proceeds from stock issued .............................      184          0
                                                            --------    -------
         Net cash (used in) provided by
           financing activities ...........................      57     17,431
                                                            --------    -------
         Net decrease in cash and cash
           equivalents ....................................  (6,424)    (7,770)





Cash and cash equivalents at beginning
   of period ..............................................  16,484     20,821
                                                           --------    -------
Cash and cash equivalents at end of
   period .............................................    $ 10,060     13,051
                                                           --------    -------
                                                           --------    -------
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
         Interest .......................................  $  6,884      6,086
                                                           --------    -------
                                                           --------    -------
         Income taxes ..................................   $  1,964      1,591
                                                           --------    -------
                                                           --------    -------

See accompanying notes to consolidated financial statements.


                           MAHASKA INVESTMENT COMPANY
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars in thousands,                   Three Months Ended  Nine Months Ended
 except per share)                          September 30,       September 30,
                                            1997      1996     1997     1996
                                            ----      ----     ----     ----
Interest income:
Interest and fees on loans                $ 3,195     2,759    8,913    7,428
Interest and discount on
  loan pools                                2,128     2,375    6,545    6,230
Interest on bank deposits                      22        92       78      204
Interest on federal funds sold                  2         7       63       83
Interest on investment securities:
  Available for sale                          413       377    1,310      931
  Held to maturity                            295       401      973    1,235
                                           -------   -------  -------  ------
    Total interest income                   6,055     6,011   17,882   16,111
                                           -------   -------  -------  ------

Interest expense:
Interest on deposits:
   NOW and Super NOW                          168       163      501      443
   Savings                                    574       555    1,679    1,484
   Certificates of deposit                  1,358     1,329    4,042    3,514
Interest on federal funds
   purchased                                   20        37       31       41
Interest on note payable                      219       292      587      714
                                            ------   ------  -------    -----
   Total interest expense                   2,339     2,376    6,840    6,196
                                            ------   ------  -------    -----
   Net interest income                      3,716     3,635   11,042    9,915
   Provision for loan losses                  146       208      313      320
                                            ------   ------  -------    -----
         Net interest income after
           provision for loan losses        3,570     3,427   10,729    9,595
                                            ------   ------  -------    -----

Noninterest income:
Service charges                               311       257      846      658
Data processing income                         49        57      163      173
Other operating income                        112       103      324      304
Investment security losses                      0       (56)      (8)     (68)
                                            ------    ------   ------   ------
   Total noninterest income                   472       361    1,325    1,067
                                            ------    ------   ------   ------

Noninterest expense:
Salaries and employee benefits
   expense                                  1,038       957    2,987    2,616
Net occupancy expense                         318       241      905      747
FDIC assessment                                12       237       30      281
Professional fees                             163       115      352      365
Other operating expense                       432       408    1,328    1,167
Goodwill amortization                         158       151      475      353
                                            ------   ------    ------   -----
   Total noninterest expense                2,121     2,109    6,077    5,529
                                            ------   ------    ------   -----
   Income before income tax
         expense                            1,921     1,679    5,977    5,133
Income tax expense                            675       578    2,126    1,764

         Net income                      $  1,246     1,101    3,851    3,369
                                         --------    ------    ------   -----
                                         --------    ------    ------   -----

Earnings per common share                $   0.57    0.5000     1.75   1.5000
Dividends per common share               $   0.20    0.1825     0.60   0.5475

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

         The accompanying consolidated financial statements (unaudited) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated financial statements (unaudited) be read in conjunction with the Company's most recent audited financial statements and notes thereto. In the opinion of management, the accompanying consolidated financial statements (unaudited) contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1997, and the results of operations for the three and nine months ended September 30, 1997 and 1996, and changes in cash flows for the nine months ended September 30, 1997 and 1996.

2.       Statements of Cash Flows

         In the statements of cash flows, cash and cash equivalents include cash and due from banks, interest-bearing deposits with banks, and federal funds sold.

3.       Income Taxes

         Federal income tax expense for the three and nine months ended September 30, 1997 and 1996 was computed using the consolidated effective federal tax rate. The Company also recognized income tax expense pertaining to state franchise taxes payable individually by the subsidiary bank and thrift.

4.       Earnings Per Common Share

         Earnings per common share computations are based on the weighted average number of shares of common stock outstanding during the period. The weighted average number of shares for the three-month periods ended September 30, 1997 and 1996 was 2,172,572 and 2,239,452, respectively. The weighted average number of shares for the nine-month periods ended September 30, 1997 and 1996 was 2,196,954 and 2,252,407, respectively.

Part I -- Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations.

                      THREE MONTHS ENDED SEPTEMBER 30, 1997

Net income for the Company was $1,246,000 for the quarter ended September 30, 1997, which is an increase of 13% compared with $1,101,000 for the three months ended September 30, 1996. Earnings per share for the third quarter of 1997 were $.57 compared with $.50 per share for the third quarter of 1996. Weighted average shares outstanding were 2,172,572 and 2,239,452 for the third quarter of 1997 and 1996, respectively. Return on average assets for the quarter ended September 30, 1997 was 1.94% compared with a return of 1.72% for the quarter ended September 30, 1996. The Company had a return on average equity of 13.94% for the three months ended September 30, 1997 versus 12.84% for the three months ended September 30, 1996.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income for the quarter ended September 30, 1997 increased 2% to $3,716,000 from $3,635,000 for the three months ended September 30, 1996. This was mainly due to increased interest income earned on higher loan volumes which was partially offset by a decrease in the amount of interest income and discount recovery on loan pool investments. The Company's overall loan volumes were higher in the third quarter of 1997 due to increased loan originations in the current and prior periods which contributed to the increased interest income. Total interest income increased $44,000 (1%) in the third quarter of 1997 compared with the same period in 1996. The Company's total interest expense for the quarter decreased $37,000 (2%) compared with the same period in 1996 mainly due to a reduced level of notes payable. The Company's net interest margin (on a federal tax-equivalent basis) for the third quarter of 1997 increased to 6.36% from 6.27% in the third quarter of 1996. The overall yield on interest-earning assets increased slightly to 10.32% for the third quarter of 1997 compared to 10.30% for the third quarter of 1996. The rate on interest-bearing liabilities decreased to 4.66% for the third quarter of 1997 versus 4.70% for the third quarter of 1996.

Interest income and fees on loans increased $436,000 (16%) in the third quarter of 1997 compared to the same period in 1996 due to higher loan volumes. Average loans outstanding increased to $135,375,000 for the three months ended September 30, 1997 compared with $116,052,000 for the third quarter of 1996, an increase of $19,323,000 (17%). The majority of the average loan volume growth occurred in agricultural and commercial loans at Mahaska State Bank ("MSB") and at Central Valley Bank ("CVB"). On-Site Credit Services, Inc. ("On-Site") also experienced an increase in lease volumes. The average yield on loans decreased to 9.36% for the third quarter of 1997, down from 9.46% for the three months ended September 30, 1996.

The revenue from loan pool investments declined in the third quarter of 1997 compared to the same period in 1996. Interest income and discount collected on the loan pools decreased $247,000 (10%) in the third quarter of 1997 to $2,128,000 compared with $2,375,000 earned in the third quarter of 1996. The yield on loan pool investments increased to 17.38% for the third quarter of 1997 compared with 16.28% for the quarter ended September 30, 1996. Loan pool earnings may vary from period to period reflecting fluctuations in the level of collections by the Company's servicer, the basis (or purchase investment) relative to loan principal collected, and the amount of interest collected. The average loan pool participation investment balance was $9,443,000 (16%) lower in the third quarter of 1997 than in the third quarter of 1996.

Interest income on investment securities available for sale increased $36,000 (9%) for the third quarter of 1997 compared to the same period in the prior year. This increase is primarily due to the increased level of securities held as "available for sale". Interest income on investment securities held to maturity has declined $106,000 (26%) for the third quarter of 1997 compared to the third quarter of 1996 as the funds from maturing securities that were classified as held to maturity have been primarily used to fund loan growth.

Interest expense for the third quarter of 1997 decreased $37,000 (2%) compared with the third quarter of 1996 mainly as a result of a decrease in total interest-bearing liabilities. Average interest-bearing deposits for the third quarter of 1997 increased $1,414,000 (1%) from the same period in 1996 with the greatest increase occurring in the time deposit category. Average short-term borrowings decreased during the third quarter of 1997 by $2,969,000 compared with the third quarter of 1996, with a resultant decrease in interest expense on these funds. Interest rates on interest-bearing liabilities in the third quarter of 1997 were marginally higher when compared with the rates for the third quarter of 1996, with the exception of the rate on other short-term borrowings, which was lower.

Provision for Loan Losses

The Company's provision for loan loss expense in the third quarter of 1997 was $62,000 (30%) lower than in the third quarter of 1996. The provision for loan loss expense in the third quarter of 1996 was substantially greater than in prior periods of 1996 as an additional provision was taken to reserve for anticipated losses at On-Site Credit Services.

Other Income

Total noninterest income increased $111,000 (30%) in the third quarter of 1997 compared with 1996, mainly due to higher service charge and fee income at both Mahaska State Bank and Central Valley Bank (up $53,000) and investment security losses of $56,000 recorded by Mahaska State Bank in the third quarter of 1996.

Other Expense

Total noninterest expense for the quarter ended September 30, 1997 increased $11,000 (1%) compared to noninterest expense for the third quarter of 1996. Salaries and benefits expense for the third quarter of 1997 increased $82,000 (9%) over the third quarter of 1996, primarily as a result of the increase in the number of employees at CVB and at On-Site. Net occupancy expenses for the third quarter of 1997 increased $76,000 in comparison to the third quarter of 1996 with most of the increase due to the additional facilities of CVB. The FDIC assessment expense incurred by the Company during the third quarter of 1997 decreased by $225,000 compared with the third quarter of 1996 reflecting the reduced assessment rate paid by MSB and CVB as a result of the one-time SAIF assessment in September 1996 which reduced the FDIC deposit insurance rate charged to thrift institutions. Goodwill amortization expense increased minimally in the third quarter of 1997 versus 1996 due to the constant yield method of amortization of goodwill.

Income Tax Expense

Income tax expense for the three months ended September 30, 1997, increased $96,000 compared to the amount for the three months ended September 30, 1996, primarily due to an increase in the amount of income before tax and a decrease in the amount of tax-exempt income for the 1997 period. The amount of tax-exempt municipal bond income declined $23,000 for the quarter ended September 30, 1997, compared with the same period in 1996 mainly due to a decrease in the volume of municipal bonds. The effective income tax rate rose slightly in the third quarter of 1997 to 35.14% compared with 34.45% in the third quarter of 1996.

                      NINE MONTHS ENDED SEPTEMBER 30, 1997

The Company earned net income of $3,851,000 for the nine months ended September 30, 1997. This is an increase of $482,000 (14%) compared with the $3,369,000 earned by the Company during the first nine months of 1996. On an earnings per share basis, the Company earned $1.75 for the first nine months of 1997 compared with $1.50 for the first nine months of 1996. Weighted average shares outstanding declined slightly to 2,196,954 for the first nine months of 1997, compared to an average of 2,252,407 for the nine months ended September 30, 1996. The return on average assets improved to 2.04% for the nine months ended September 30, 1997, up from 2.00% for the nine-month period ended September 30, 1996. Return on average equity rose to 14.67% for the first nine months of 1997 compared with 13.66% for the same period of 1996.

RESULTS OF OPERATIONS

Net Interest Income

For the nine months ended September 30, 1997, net interest income increased $1,127,000 (11%) to $11,042,000 compared to $9,915,000 for the first nine months of 1996. This increase was primarily due to additional interest income from increased loan volumes in 1997 compared to 1996, which were offset, in part, by higher interest expense resulting from an increased level of deposits in 1997. The Company's net interest margin for the first nine months of 1997 declined slightly to 6.43% compared with 6.48% for the first nine months of 1996.

Total interest income on loans increased 20% in the first nine months of 1997 compared with the same period in 1996 primarily as a result of the higher average loan volumes outstanding during 1997. Average loans for the first nine months of 1997 totaled $127,776,000 compared with $101,130,000 for the first nine months of 1996. The average rate on loans for the nine months ended September 30, 1997 declined to 9.33%, down from 9.81% for the first nine months of 1996.

Interest income and discount collected on the Company's loan pool investments increased $315,000 (5%) for the nine months of 1997 in comparison with the first nine months of 1996. The overall yield on loan pool investments rose slightly to 17.80% for the first nine months of 1997, up from 17.16% in the 1996 comparable period. The loan pool investment balance averaged $49,166,000 during the nine months ended September 30, 1997, compared with $48,484,000 for the same period in 1996.

The interest income on securities available for sale for the nine months of 1997 increased $379,000 (41%) compared with that earned in the first nine months of 1996 due to the increases in average volume. Interest income on securities held to maturity declined $262,000 (21%) as the level of securities in this category decreased with maturities.

Total interest expense for the Company increased by $644,000 (10%) for the first nine months of 1997 compared to 1996. Most of this increase resulted from the higher average balance of interest-bearing liabilities in 1997. The average rate paid on interest-bearing liabilities decreased to 4.63% for the 1997 period, compared with 4.74% in the first nine months of 1996.

Other Income

Noninterest income increased $257,000 (24%) in 1997 compared with 1996. Deposit service charges and fees and rental income increased $187,000 (28%) in 1997 over 1996 partially due to growth at CVB and also due to higher fees at MSB. Investment security losses taken by MSB during 1997 were $60,000 less than in the first nine months of 1996.

Other Expense

For the nine-month period ended September 30, 1997, total other expense increased by $548,000 (10%) in comparison with that incurred during 1996. Salaries and benefits rose by $371,000 (14%) reflecting an increase in number of employees both as a result of the CVB acquisition of the Sigourney Boatmen's office and as On- Site has expanded its operations. Net occupancy expense increased $158,000 (21%) mainly due to the additional Sigourney facility costs. The FDIC assessment declined $251,000 (89%) in 1997 compared with 1996 due to the one-time SAIF assessment in the third quarter of 1996 and the reduction in rates in 1997. Professional fees were reduced by $13,000 (4%) as the Company did not incur the legal and accounting costs associated with the CVB Sigourney acquisition in 1997 that were experienced in 1996. Other operating expenses increased $161,000 (14%) in 1997 as the On-Site and CVB operations have expanded. Goodwill amortization increased $122,000 (35%) in the first nine months of 1997 compared with the same period in 1996, all of which was attributable to the bank office acquisition by CVB.

Income Tax Expense

Year-to-date income tax expense was $362,000 (21%) higher in 1997 compared with the first nine months of 1996 due to the overall increase in income before taxes and also due to the reduced level of tax-exempt interest income. The Company's effective income tax rate for the nine months ended September 30, 1997 was 35.57% compared with 34.37% in 1996. Tax-exempt income in 1997 was $56,000 less in 1997 than in 1996.

FINANCIAL CONDITION

The Company's total assets as of September 30, 1997 were $256,790,000, an increase of $4,939,000 (2%) from December 31, 1996. Total deposits declined $1,801,000 (1%) during this time period with the decreases noted in the demand deposit, NOW accounts and time certificates of deposits. Savings accounts (including money market accounts) increased $4,701,000 (8%) from December 31, 1996. The Company had no federal funds sold on September 30, 1997, compared with funds sold of $2,985,000 on December 31, 1996. As of September 30, 1997, federal funds purchased were $300,000. Total notes payable increased to $12,800,000 on September 30, 1997 from $8,500,000 on December 31, 1996 as CVB and MSB borrowed funds from the Federal Home Loan Bank and the Company borrowed additional funds to provide funding to On-Site for its activities.

Loan Pool Participations

As of September 30, 1997, the Company had investments in loan pool participations of $47,243,000, which was down $3,443,000 (7%) from the December 31, 1996 balance of $50,687,000. For the nine months ended September 30, 1997, the Company invested $12,775,000 in loan pool purchases. During the quarter ended September 30, 1997, the

Company purchased $4,134,000 in loan pool participations. Average loan pool participation investments declined to $48,588,000 for the third quarter of 1997 from $58,031,000 for the third quarter of 1996. The Company continued to explore numerous loan pool investment opportunities throughout the nine months ended September 30, 1997. Due diligence was performed on various pools offered by the FDIC and private sellers. The Company placed numerous bids during this period. The Company intends to continue to explore purchase opportunities and plans to remain an active bidder.

Loans

Loan volumes continued to increase, with total loans as of September 30, 1997 reflecting growth of $21,358,000 (18%) from December 31, 1996. Most of this growth was in the commercial, and agricultural loan categories, with some increase occurring in lease financing. The Company's subsidiary banks have continued to emphasize and focus on loan growth in their own markets throughout the year. The Company's ratio of total loans (excluding loan pools) to total deposits increased to 67.54% as of September 30, 1997, compared with 56.74% as of December 31, 1996.

Nonperforming Loans

The Company's nonperforming loans totaled $1,424,000 (1.03% of total loans) as of September 30, 1997, compared to $2,102,000 (1.79% of total loans) as of December 31, 1996. This is a decrease of 32% from December 31, 1996 to September 30, 1997. All nonperforming loan totals and related ratios exclude the loan pool investments. The following table presents the categories of nonperforming loans as of September 30, 1997:

                               Nonperforming Loans
                             (dollars in thousands)
                               September 30, 1997
     90 days past due                                     $  309
     Renegotiated                                            384
     Nonaccrual                                              719
     Other real estate owned                                  12
                                                           ------
                                                          $1,424

From December 31, 1996 to September 30, 1997, loans ninety days past due decreased $317,000, restructured and renegotiated loans increased $5,000, nonaccrual loans decreased $365,000, and other real estate owned remained unchanged. The Company's allowance for loan losses as of September 30, 1997 was $1,740,000, which was 1.26% of total loans as of that date. This compares with an allowance for loan losses of $1,491,000 as of December 31, 1996, which was 1.27% of total loans. As of September 30, 1997, the allowance for loan losses was 122.13% of nonperforming loans compared with 70.91% as of December 31, 1996. Management believes that as of September 30, 1997 the allowance for loan losses is adequate. For the three months ended September 30, 1997, the Company recognized a net loan charged-off of $25,000 compared with a net charge-off of $28,000 during the quarter ended September 30, 1996. The Company experienced a net loan charge-off of $63,000 for the first nine months of 1997 compared with a net charge-off of loans totaling $44,000 for the first nine months of 1996.

Capital Resources

As of September 30, 1997, total shareholders' equity as a percentage of total assets was 13.82% compared with 13.60% as of December 31, 1996. The Company held 112,050 shares of treasury stock at a cost of $2,278,000 as of September 30, 1997. These shares were repurchased in order to satisfy options granted under the Company's Stock Incentive Plan. The Company repurchased 8,500 shares at a cost of $233,750 (average cost of $27.50 per share) during the third quarter of 1997. The Company reissued 1,833 shares of treasury stock as options were exercised. Under risk- based capital rules, the Company's total capital was 15.51% of risk-weighted assets as of September 30, 1997, and was 16.23% of risk-weighted assets as of December 31, 1996, compared to an 8.00% minimum requirement.

The Company has paid to shareholders a cash dividend of $.20 per share in March, June and September of 1997. This is an increase of 10% in comparison with the quarterly dividend of $.1825 paid to shareholders in each of the first three quarters of 1996. The year-to-date 1997 dividend paid of $.60 per share represents 34.29% of year-to-date earnings per share. This percentage is down slightly from the 36.50% of net income through September 30, 1996 that was paid to shareholders.

On September 22, 1997, the Company's board of directors declared a 5 for 3 stock dividend payable on November 10, 1997, to shareholders of record as of October 20, 1997. This will increase the number of shares outstanding to 3,620,760.

Liquidity

Liquidity management involves meeting the cash flow requirements of depositors and borrowers. The Company conducts liquidity management on both a daily and long-term basis. It adjusts its investments in liquid assets based on expected loan demand, projected loan maturities and payments, estimated cash flows from the loan pool participations, expected deposit flows, yields available on interest-bearing deposits, and the objectives of its asset/liability management program. The Company had liquid assets (cash and cash equivalents) of $10,060,000 as of September 30, 1997, compared with $16,484,000 as of December 31, 1996. Most of this decrease is attributable to the increase in loans which utilized liquid assets. Investment securities classified as available for sale could be sold to meet liquidity needs, if necessary. Additionally, the bank subsidiaries maintain lines of credit with correspondent banks and the Federal Home Loan Bank that would allow them to borrow federal funds on a short-term basis if necessary. The Company also maintains a line of credit with Harris Trust & Savings Bank of Chicago, Illinois that provides liquidity for the purchase of loan pool participation investments and other corporate needs. Management believes that the Company has sufficient liquidity as of September 30, 1997 to meet the needs of borrowers and depositors.

Pella, Iowa Expansion

On June 23, 1997, the Company announced that it intends to open a de novo, wholly-owned, subsidiary bank in Pella, Iowa sometime in the fourth quarter of 1997, subject to federal and state regulatory approval. As of September 30, 1997, the Company had received approval from the Iowa Division of Banking. Approval from the Federal Reserve Bank of Chicago was received on October 10, 1997. Following receipt of approval from the FDIC and the completion of its facility, the Pella State Bank will open for business.

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

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION
REFORM ACT

With the exception of the historical information contained in this report, the matters described herein contain forward-looking statements that involve risk and uncertainties that individually or mutually impact the matters herein described, including but not limited to financial projections, product demand and market acceptance, the effect of economic conditions, the impact of competitive products and pricing, governmental regulations, results of litigation, technological difficulties and/or other factors outside the control of the Company, which are detailed from time to time in the Company's SEC reports. The Company disclaims any intent or obligation to update these forward-looking statements.

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

         10.5.2 Second Amendment to Revolving Loan Agreement and Revolving Loan Note between Mahaska Investment Company and Harris Trust & Savings Bank dated June 19, 1997. (e)

         10.6 Purchase and Assumption Agreement between Boatmen's Bank Iowa, National Association, and Central Valley Bank dated February 15, 1996. (c)

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

         (e) Incorporated by reference to the Form 10-Q for the quarter ended June 30, 1997 filed by Mahaska Investment Company.

(b) Reports on Form 8-K -- No reports on Form 8-K were filed during the three months ended September 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        MAHASKA INVESTMENT COMPANY
                                        (Registrant)



November 12, 1997                       /s/ Charles S. Howard
Dated                                   Charles S. Howard
                                        President



November 12, 1997                       /s/ David A. Meinert
Dated                                   David A. Meinert
                                        Executive Vice President and
                                        Chief Financial Officer
                                        (Principal Accounting Officer)

                                   Exhibit 11

                           MAHASKA INVESTMENT COMPANY
                                AND SUBSIDIARIES
                 STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS

                                    Three Months Ended       Nine Months Ended
                                      September 30,            September 30,
                                    1997        1996         1997        1996
Earnings per Share
information:

Weighted average number
of shares outstanding
during period                     2,172,572   2,239,452    2,196,954  2,252,407

Net earnings                     $1,245,908   1,101,103    3,851,381  3,369,196

Earnings per share               $     0.57        0.50         1.75       1.50
