Form 10-K
period 1997-12-31
MAHASKA INVESTMENT CO
filed 1998-03-30
CIK 741390

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

  FOR THE FISCAL YEAR ENDED
    DECEMBER 31, 1997                             COMMISSION FILE NUMBER 0-24630

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 2, 1998, was $49,709,633.

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most recent practicable date, March 2, 1998.

                  3,673,816 shares Common Stock, $5 par value

                      DOCUMENTS INCORPORATED BY REFERENCE

     The Annual Report to Shareholders for the 1997 fiscal year is incorporated by reference into Part II hereof to the extent indicated in such Part.

     The definitive proxy statement of Mahaska Investment Company for the 1998 annual meeting of shareholders is incorporated by reference into Part II and Part III hereof to the extent indicated in such Parts.

================================================================================

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
                                    PART I
Item 1.   Business....................................................      1
          A. General Description......................................      1
          B. Subsidiaries.............................................      1
          C. Loan Pool Participations.................................      2
          D. Competition..............................................      5
          E. Supervision and Regulation...............................      5
          F. Employees................................................      8
          G. Statistical Disclosure...................................      8
Item 2.   Properties..................................................     22
Item 3.   Legal Proceedings...........................................     22
Item 4.   Submission of Matters to a Vote of Security Holders.........     22

                                   PART II
Item 5.   Market for the Registrant's Common Equity and Related
            Stockholder Matters.......................................     22
Item 6.   Selected Financial Data.....................................     23
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................     23
Item 7a.  Market Risk Disclosure......................................     23
Item 8.   Financial Statements and Supplementary Data.................     23
Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................     23

                                   PART III
Item 10.  Directors and Executive Officers of the Registrant..........     23
Item 11.  Executive Compensation......................................     23
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management................................................     23
Item 13.  Certain Relationships and Related Transactions..............     23

                                   PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
            8-K.......................................................     24

                                     PART I

ITEM 1. BUSINESS

A. GENERAL DESCRIPTION

     Mahaska Investment Company (the "Company") is a financial services holding company headquartered in Oskaloosa, Mahaska County, Iowa. The Company was incorporated in Iowa in 1973 and is a bank holding company registered under the Bank Holding Company Act of 1956 and a savings and loan holding company under the Savings and Loan Holding Company Act. The Company owns 100% of the stock of three bank subsidiaries (collectively referred to as the "Banks"). These three banks are Mahaska State Bank ( "MSB"), Central Valley Bank ("CVB"), and Pella State Bank ("PSB"). The Company also owns 100% of the stock of On-Site Credit Services, Inc. ("On-Site").

     The Bank subsidiaries engage in retail and commercial banking and related financial services, providing the usual products and services such as deposits, commercial, real estate, and consumer loans, and trust services. MSB also provides data processing services to affiliated and non-affiliated banks. On-Site provides equipment leasing, factoring and accounts receivable financing to small-business clients.

     Since 1988, the Company, either directly or through the Banks, has invested in loan pool participations that have been purchased by certain non-affiliated independent service corporations (collectively, the "Servicer") from the Federal Deposit Insurance Corporation ("FDIC"), the Resolution Trust Corporation ("RTC"), or from other sources. These loan pool investments generally consist of distressed or nonperforming loans, that have been sold at prices reflecting varying discounts from the aggregate outstanding principal amount of the underlying loans depending on the credit quality of the portfolio. The Servicer then proceeds to collect these loans from the borrowers.

     The Company provides services to the Banks and to On-Site including management assistance, auditing services, preparation of tax returns, assistance with respect to accounting and operating systems and procedures, and loan review. Charges for these services are based on the nature and extent of these services.

B. SUBSIDIARIES

     Mahaska State Bank -- MSB is a full-service, commercial bank which was chartered as an Iowa state bank in 1931. The Bank operates in south central Iowa and serves all of Mahaska county from its main bank and two branch offices in Oskaloosa and serves portions of Keokuk and Iowa counties from its branch office in North English. The Bank also maintains one drive-up automated teller machine located in Oskaloosa. The Bank provides a wide array of retail and commercial banking services, including demand, savings and time deposits, loans, trust services, and data processing services to CVB and PSB and to two non-affiliated banks. The Bank also provides full-service brokerage services to its customers through an affiliation with an independent broker.

     Central Valley Bank -- CVB is a full-service, federally-chartered savings bank which was formed as a de novo institution by the Company in June 1994. CVB also operates in south central Iowa from its main office in Ottumwa, which serves Wapello County, and from its two branches located in Fairfield and one branch in Sigourney, which serve Jefferson and Keokuk counties, respectively. CVB provides retail deposit services including demand, savings, and time deposit products and offers commercial, agricultural, real estate, and consumer loans. During 1997, the Bank formed a wholly-owned service corporation, Valley Financial Services, Inc., to provide crop insurance products to its customers.

     Pella State Bank -- PSB is a full-service, Iowa state chartered commercial bank which the Company formed as a de novo institution in December 1997. PSB mainly serves the community of Pella, Iowa and the surrounding area located in Marion County. The office of the bank is a newly-remodeled facility which the Company purchased and renovated in 1997. The Bank provides full retail and commercial banking services to its customers. The Bank also provides full-service brokerage services to its customers through an affiliation with an independent broker.

     On-Site Credit Services, Inc. -- On-Site is an Iowa corporation which was formed by the Company in 1974 under the name of MIC Leasing Co. The company operated under the name of On-Site Commercial Services until June 1997 when the name was officially changed to On-Site Credit Services, Inc. On-Site originates and services machinery and equipment leases to small businesses and farmers. The funding of these leases is either provided by On-Site through funds provided by the Company or by MSB, with On-Site receiving a broker fee. On-Site also provides accounts receivable financing and factoring services to small businesses mainly in the state of Iowa.

C. LOAN POOL PARTICIPATIONS

     The Company, directly and through MSB and CVB, has participation interests in pools currently held and serviced by three separate independent servicing corporations (referred to collectively as the "Servicer"). The three independent servicing corporations are Central States Resources Corporation, Midstates Resources Corporation, and All States Resources Corporation. The Company does not have any ownership interest in or control over these servicing corporations. The independent servicing corporations are owned by Randal Vardaman and Nyle Johnson. Mr. Vardaman has been engaged in credit analysis and loan portfolio management in various positions since 1970. He founded Central States Resources Corporation in 1988 and organized Midstates Resources Corporation in 1991 and All States Resources Corporation in 1993. Prior to the formation of the servicing corporations, he reviewed various FDIC loan pool packages, participated in the liquidation of certain banking institutions in Iowa, and served as assistant liquidator at the FDIC's Division of Liquidation. Mr. Johnson has served as credit supervisor with the servicing corporations since their inceptions. Prior thereto, he served as section chief of commercial loans for the FDIC Division of Liquidation.

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

     The Servicer has bid on loan pools from various regional offices of the FDIC and the RTC, and from other sources. The Company, MSB and CVB have purchased participation interests in such pools. The purchase prices paid by the Company for loan pool participations have ranged from 5.5% to 85.0% of the aggregate outstanding principal amount of the loans comprising such pools at the time of purchase. The Servicer acquires the loan pools without recourse against the sellers and, accordingly, the risk of noncollectibility is, for the most part, assumed by the Company and any other investors in a particular pool.

     The FDIC is the only United States government agency which currently offers loan pools. There is no assurance that it will continue to do so. Federal law mandated that after July 1, 1995, the RTC no longer was appointed to act as conservator or liquidator and was phased out of existence by year end 1995; however, the FDIC assumed the RTC's role with respect to failed savings and loans, as well as continuing in its role as conservator for failed banks. Beginning in 1996, the Servicer successfully bid on packages of loans offered for sale by large banking organizations headquartered in various regions of the United States. Should the opportunity to invest in loan pools not exist in the future, the Company intends to invest available funds in other income producing assets.

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

     Since 1988, the Servicer, on behalf of the Company and other investors, has bid on a large number of loan pools and has been successful in purchasing 58 loan pools. The Company and other investors in the loan pools fund the purchase by the Servicer and each investor receives a percentage interest in the loan pool based on its proportional investment relative to the total purchase price of the pool. Each investor receives a loan pool participation certificate reflecting this interest.

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

     The Servicer provides the Company with monthly reports detailing collections of principal and interest, face value of loans collected and those written off, actual operating expenses incurred, remaining asset balances (both in terms of cost basis and principal amount of loans), a comparison of actual collections and expenses with target collections and budgeted expenses, and summaries of remaining collection targets. Monthly meetings are held between the Company and representatives of the Servicer to review collection efforts and results, to discuss future plans of action, and to discuss potential opportunities. Additionally, the Company's and the Servicer's personnel communicate via telephone and telecopy on a regular basis to discuss various issues regarding the loan pools. Company management personnel visit the Servicer's operation in Omaha, Nebraska on a regular basis. The Company's loan review officer performs regular examinations of the Servicer's credit files and evaluates collection activity.

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

     The Company's overall cost basis in its loan pool participations represents a deep discount from the aggregate outstanding principal amount of the loans underlying the pools. For example, as of December 31, 1997 and 1996, such cost basis was $54,326,000 and $50,687,000, respectively, while the contractual outstanding principal amounts of the underlying loans as of such dates were approximately $99,948,000 and $99,888,000, respectively. Because this discounted cost basis inherently reflects the assessed collectibility of the underlying loans and thus creates a built-in reserve against the risk of nonpayment in the loan pools, the

Company is not required to establish any allowance for loan losses relating to the loan pool participations. The Company does not include any amounts related to the loan pool participations in its totals of nonperforming loans.

      The underlying loans in the loan pool participations include both fixed rate and variable rate instruments, but are accounted for on a nonaccrual basis, and no amounts for interest due are reflected in the carrying value of the loan pool participations. Based on historical experience, the average period of collectibility for loans underlying the Company's loan pool participations, many of which have exceeded contractual maturity dates, is approximately one to three years. Management has reviewed the recoverability of the underlying loans and believes that the carrying value does not exceed the net realizable value of its investment in loan pool participations.

D. COMPETITION

     The Company competes in the commercial banking and thrift industries through its subsidiary banks. These industries are highly competitive, and all the bank subsidiaries face strong direct competition for deposits, loans, and other financial-related services. The Banks in Mahaska, Marion, Wapello, Keokuk, Iowa and Jefferson counties in south-central Iowa compete with other commercial banks, other thrifts, credit unions, stockbrokers, finance divisions of auto and farm equipment companies, agricultural suppliers, and other agricultural-related lenders. Some of these competitors are local, while others are statewide or nationwide. The Banks compete for deposits principally by offering depositors a wide variety of deposit programs, convenient office locations, hours and other services, and for loan originations primarily through interest rates and loan fees they charge, the efficiency and quality of services they provide to borrowers and the variety of their loan products. Some of the financial institutions and financial service organizations with which the Banks compete are not subject to the same degree of regulation as that imposed on bank and thrift holding companies, federally insured Iowa-chartered banks, and federal savings banks. As a result, such competitors have advantages over the Banks in providing certain services. As of December 31, 1997, approximately twenty commercial banks, three thrifts, and seven credit unions operated within a 25-mile radius of Oskaloosa, and new competitors may develop that are substantially larger and have significantly greater resources than any of the Banks. Currently, major competitors in certain of the Company's markets include banking subsidiaries of Norwest Corporation, Firstar Corporation of Iowa, Mercantile Bank and NationsBank. As a result of recently passed federal legislation to allow unlimited interstate branching, the Company may experience heightened competition from these and other major financial institutions seeking to expand their regional banking presence in Iowa.

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

E. SUPERVISION AND REGULATION

     Bank holding companies, banks, savings and loan holding companies, and savings and loan associations are extensively regulated under federal and state law. References under this heading to applicable statutes or regulations are brief summaries of the portions thereof which do not purport to be complete and which are qualified in their entirety by reference to those statutes and regulations. Any change in applicable laws or regulation may have a material adverse effect on the business of the Company and the Banks.

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

     The Company and its subsidiaries are affiliates within the meaning of the Federal Reserve Act and OTS regulations. As affiliates, they are subject to certain restrictions on loans by an affiliated bank to the Company, other affiliated banks or such other subsidiaries, on investments by an affiliated bank in their stock or securities and on an affiliated bank taking such stock and securities as collateral for loans to any borrower. The Company is also subject to certain restrictions with respect to direct issuance, flotation, underwriting, public sale or distribution of certain securities.

     Under Iowa law, Mahaska State Bank and Pella State Bank are subject to supervision and examination by the Iowa Division of Banking. As an affiliate of these banks, the Company is also subject to examination by the Iowa Division of Banking.

     The deposits of the Banks are insured by the Federal Deposit Insurance Corporation (the "FDIC") and the Banks are, therefore, also subject to the supervision and examination by the FDIC. The Banks are required to maintain certain minimum capital ratios established by these regulators.

     In addition, Iowa state law imposes restrictions on the operations of the state-chartered banks including limitations on the amount a bank can lend to a single borrower and limitations on the nature and amount of securities in which it may invest. Among other things, Iowa law imposes restrictions on certain types of loans made by a bank, limiting the bank from making loans (or purchasing participation interests in loan pools) secured by real estate located outside Iowa and its contiguous states in amounts exceeding 25% of its regulatory capital. There can be no assurance that the Iowa or federal regulators will not in the future impose further restrictions or limits on the Company's loan pool activities.

     Iowa law strictly regulates the establishment of bank offices and thus may affect the Company's future plans to establish additional offices of its banks. Under Iowa law, a state bank may not establish a bank office outside the boundaries of the counties contiguous to or cornering upon the county in which the principal place of business of the state bank is located. The number of offices a state bank may establish in a particular municipality is also limited depending upon the municipality's population.

     Central Valley Bank is subject to the supervision of and is regularly examined by the OTS and is assessed fees by the OTS based upon the thrift's total assets. As a savings institution, CVB is a member of the Federal Home Loan Bank of Des Moines, must maintain certain minimum capital ratios established by the OTS and is required to meet a qualified thrift lender test (the "QTL") to avoid certain restrictions upon its operations. The QTL was modified by the passage of the Economic Growth and Regulatory Paperwork Reduction Act of 1996. On December 31, 1997, CVB complied with the current minimum capital guidelines and met the QTL test.

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

     The Banks are assessed fees based on the institutions' deposits by the FDIC, to insure the funds of customers on deposit with the institutions. The deposits of MSB (except those acquired from a failed thrift), all of PSB's deposits and the CVB deposits acquired from Boatmen's are insured by the BIF. The deposits of CVB and those deposits of MSB acquired from the failed thrift are insured by the SAIF. On August 8, 1995, the FDIC reduced the assessment rate applicable to MSB to $.04 per $100 of insured deposits. This reduced assessment rate was retroactively effective to June 1, 1995. MSB and CVB continued to pay an insurance rate of $.23 per $100 of deposits on their SAIF deposits through September 30, 1996. Upon the adoption of the Deposit Insurance Funds Act of 1996, MSB and CVB were assessed a one-time charge equal to $.675 per $100 of SAIF-insured deposits to recapitalize the SAIF. Subsequent to this special assessment, all BIF and SAIF-insured deposits are assessed at an equal rate.

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

F. EMPLOYEES

     On December 31, 1997, the Company had 108 full-time employees and 22 part-time employees of which 53 full-time and 15 part-time employees were employed by MSB, 32 full-time and 6 part-time employees were employed by CVB, 5 full-time and 1 part-time employees were employed by PSB, 7 full-time employees were employed by On-Site, and 11 full-time employees were employed directly by the Company. The Company provides its employees with a comprehensive program of benefits, some of which are on a contributory basis, including comprehensive medical and dental plans, life insurance, long-term and short-term disability coverage, a 401(k) plan, and an employee stock ownership plan. None of the employees are represented by unions. Management considers its relationship with its employees to be excellent.

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

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

     The following table details average balances, interest income/expense and average rates/yield for the Company's earning assets and interest bearing liabilities for the years ended December 31, 1997, 1996 and 1995 reported on a fully tax-equivalent basis assuming a 34% tax rate.

                                                      YEAR ENDED DECEMBER 31,
                             -------------------------------------------------------------------------
                                             1997                                  1996
                             ------------------------------------   ----------------------------------
                                          INTEREST                              INTEREST
                             AVERAGE     INCOME(2)/     AVERAGE     AVERAGE    INCOME(2)/    AVERAGE
                             BALANCE      EXPENSE      RATE/YIELD   BALANCE     EXPENSE     RATE/YIELD
                             -------     ----------    ----------   -------    ----------   ----------
Average earning assets:
  Loans(1).................  $131,081     $12,282         9.37%     $105,372    $10,203        9.68%
  Loan pool
    participations.........    49,399       8,474        17.15        50,105      9,097       18.16
  Interest-bearing
    deposits...............     2,085         108         5.20         5,097        266        5.23
  Investment securities
    available for sale:
    Taxable investments....    26,052       1,705         6.55        20,557      1,348        6.56
  Investment securities
    held to maturity:
    Taxable investments....    16,421         928         5.65        21,616      1,215        5.62
    Tax exempt
      investments..........     7,459         486         6.51         9,510        619        6.51
  Federal funds sold.......     2,375         128         5.39         1,704         92        5.39
                             --------     -------                   --------    -------
    Total earning assets...  $234,872     $24,111        10.27      $213,961    $22,840       10.67
                             ========     =======                   ========    =======
Average interest-bearing
  liabilities:
  Interest-bearing demand
    deposits...............  $ 32,225     $   677         2.10      $ 28,785    $   612        2.13
  Savings deposits.........    59,019       2,259         3.83        53,844      2,058        3.82
  Time deposits............    96,609       5,441         5.63        86,056      4,845        5.63
  Federal funds
    purchased..............       534          32         5.93           830         48        5.73
  Federal Home Loan Bank
    advances...............     2,274         138         6.07             0          0        0.00
  Notes payable............     9,292         765         8.23        11,323        968        8.55
                             --------     -------                   --------    -------
    Total interest-bearing
      liabilities..........  $199,953     $ 9,312         4.66      $180,838    $ 8,531        4.72
                             ========     =======                   ========    =======
Net interest income........                14,799         5.61                   14,309        5.96
Net interest margin(3).....                               6.30%                                6.69%
                                                         =====                                =====

                                  YEAR ENDED DECEMBER 31,
                             ----------------------------------
                                            1995
                             ----------------------------------
                                         INTEREST
                             AVERAGE    INCOME(2)/    AVERAGE
                             BALANCE     EXPENSE     RATE/YIELD
                             -------    ----------   ----------
Average earning assets:
  Loans(1).................  $ 81,174    $ 7,775        9.58%
  Loan pool
    participations.........    45,582      7,864       17.25
  Interest-bearing
    deposits...............     3,040        175        5.76
  Investment securities
    available for sale:
    Taxable investments....    10,391        668        6.43
  Investment securities
    held to maturity:
    Taxable investments....    23,711      1,251        5.28
    Tax exempt
      investments..........     9,106        595        6.53
  Federal funds sold.......     3,441        202        5.87
                             --------    -------
    Total earning assets...  $176,445    $18,530       10.50
                             ========    =======
Average interest-bearing
  liabilities:
  Interest-bearing demand
    deposits...............  $ 25,325    $   632        2.49
  Savings deposits.........    42,699      1,816        4.25
  Time deposits............    71,636      3,959        5.53
  Federal funds
    purchased..............       671         42        6.20
  Federal Home Loan Bank
    advances...............         0          0        0.00
  Notes payable............     7,327        651        8.89
                             --------    -------
    Total interest-bearing
      liabilities..........  $147,658    $ 7,100        4.81
                             ========    =======
Net interest income........               11,430        5.69
Net interest margin(3).....                             6.48%
                                                       =====

-------------------------
(1) Average loans outstanding includes the daily average balance of non-performing loans. Interest on these loans does not include additional interest of $122,000, $90,000, and $15,000 for 1997, 1996 and 1995,
    respectively, which would have been accrued based on the original terms of these loans compared to the

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL, CONTINUED interest that was actually recorded. Interest earned on loans includes loan fees (which are not material in amount).

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

                                                               YEAR ENDED DECEMBER 31,
                                               --------------------------------------------------------
                                                 1997 COMPARED TO 1996         1996 COMPARED TO 1995
                                               INCREASE/(DECREASE) DUE TO   INCREASE/(DECREASE) DUE TO
                                               --------------------------   ---------------------------
                                               VOLUME     RATE      NET     VOLUME     RATE       NET
                                               ------     ----      ---     ------     ----       ---
                                                                (DOLLARS IN THOUSANDS)
INTEREST INCOME FROM AVERAGE-EARNING ASSETS:
  Loans......................................  $2,449    $(370)   $2,079    $2,330    $   98    $2,428
  Loan pool participations(1)................    (125)    (498)     (623)      801       432     1,233
  Interest-bearing deposits..................    (157)      (1)     (158)      113       (22)       91
  Investment securities available for sale:
     Taxable investments.....................     360       (3)      357       660        20       680
  Investment securities held to maturity:
     Taxable investments.....................    (293)       6      (287)     (114)       78       (36)
     Tax exempt investments..................    (133)       0      (133)       26        (2)       24
  Federal funds sold.........................      36        0        36       (98)      (12)     (110)
                                               ------    -----    ------    ------    ------    ------
     Total income from earning assets........   2,137     (866)    1,271     3,718       592     4,310
                                               ------    -----    ------    ------    ------    ------
INTEREST EXPENSE OF AVERAGE INTEREST-BEARING
  LIABILITIES:
  Interest-bearing demand deposits...........      72       (7)       65        80      (100)      (20)
  Savings deposits...........................     198        3       201       450      (208)      242
  Time deposits..............................     594        2       596       805        81       886
  Federal funds purchased....................     (17)       1       (16)        9        (3)        6
  Federal Home Loan Bank advances............      69       69       138         0         0         0
  Notes payable..............................    (170)     (33)     (203)      348       (31)      317
                                               ------    -----    ------    ------    ------    ------
     Total expense from interestbearing
       liabilities...........................     746       35       781     1,692      (261)    1,431
                                               ------    -----    ------    ------    ------    ------
Net interest income..........................  $1,391    $(901)   $  490    $2,026    $  853    $2,879
                                               ======    =====    ======    ======    ======    ======

-------------------------
(1) Includes interest income from loan pool participations plus discount realized on loan pool participations.

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL, CONTINUED
INTEREST RATE SENSITIVITY ANALYSIS

     The following table sets forth the scheduled repricing or maturity of the Company's assets and liabilities as of December 31, 1997, based on the assumptions described below. The effect of these assumptions is to quantify the dollar amount of items that are interest rate-sensitive and can be repriced within each of the periods specified. The table does not necessarily indicate the impact of general interest rate movements on the Company's net interest margin because the repricing of certain categories of assets and liabilities is subject to competitive and other pressures beyond the Company's control. As a result, certain assets and liabilities indicated as maturing or otherwise repricing within a stated period may, in fact, mature or reprice at different times and at different volumes.

                                               THREE      OVER THREE      ONE TO      THREE
                                               MONTHS       MONTHS        THREE       YEARS
                                              OR LESS     TO ONE YEAR     YEARS      OR MORE     TOTAL
                                              -------     -----------     ------     -------     -----
                                                                (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS:
Loans.....................................    $ 30,024     $ 35,242      $ 26,461    $52,606    $144,333
Loan pool participations..................       4,527       13,582        36,217          0      54,326
Interest-bearing deposits in banks........       1,526            0             0          0       1,526
Federal funds sold........................       6,815            0             0          0       6,815
Investment securities:
  Available for sale......................           0          499         8,379     14,350      23,228
  Held to maturity........................       2,749        7,005         5,768      4,311      19,833
                                              --------     --------      --------    -------    --------
     Total interest-earning assets........      45,641       56,328        76,825     71,267     250,061
                                              ========     ========      ========    =======    ========
INTEREST-BEARING LIABILITIES:
NOW and Super NOW deposits................      11,629       11,629         9,968          0      33,226
Savings deposits..........................      11,780       11,810        17,715     17,715      59,020
Certificates of deposit...................      21,372       30,466        45,094      4,853     101,785
Federal Home Loan Bank advances...........           0        1,000         5,000          0       6,000
Notes payable.............................      14,050            0             0          0      14,050
                                              --------     --------      --------    -------    --------
     Total interest-bearing liabilities...      58,831       54,905        77,777     22,568     214,081
                                              ========     ========      ========    =======    ========
Interest sensitivity gap per period.......    $(13,190)    $  1,423      $   (952)   $48,699
                                              ========     ========      ========    =======
Cumulative interest sensitivity gap.......    $(13,190)    $(11,767)     $(12,719)   $35,980
                                              ========     ========      ========    =======
Interest sensitivity gap ratio............        0.78%        1.03%         0.99%      3.16%
Cumulative interest sensitivity gap
  ratio...................................        0.78%        0.90%         0.93%      1.17%

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

II. INVESTMENT PORTFOLIO

     The following table sets forth certain information with respect to the book value of the Company's investment portfolio as of December 31, 1997, 1996 and 1995.

                                                                           DECEMBER 31,
                                                                -----------------------------------
                                                                 1997          1996          1995
                                                                 ----          ----          ----
                                                                      (DOLLARS IN THOUSANDS)
SECURITIES AVAILABLE FOR SALE:
  U.S. government securities................................    $ 4,563       $ 5,019       $ 5,101
  U.S. government agency securities.........................     15,313        18,679         5,059
  Other investment securities...............................      3,352         2,785         1,627
                                                                -------       -------       -------
     Total securities available for sale....................     23,228        26,483        11,787
                                                                -------       -------       -------
SECURITIES HELD TO MATURITY:
  U.S. government securities................................      5,046         8,135        12,247
  U.S. government agency securities.........................      2,885         5,445         6,810
  Obligations of states and political subdivisions..........      6,793         8,904         9,574
  Other investment securities...............................      5,109         5,221         2,202
                                                                -------       -------       -------
     Total securities held to maturity......................     19,833        27,705        30,833
                                                                -------       -------       -------
  Total investment securities...............................    $43,061       $54,188       $42,620
                                                                =======       =======       =======

     The following table sets forth the contractual maturities of investment securities as of December 31, 1997, and the weighted average yields (for tax-exempt obligations on a fully tax-equivalent basis assuming a 34% tax rate) of such securities. As of December 31, 1997, the Company held no securities with a book value exceeding 10% of shareholders' equity.

                                                                       MATURITY
                                      --------------------------------------------------------------------------
                                                           AFTER ONE BUT      AFTER FIVE BUT
                                                            WITHIN FIVE         WITHIN TEN
                                      WITHIN ONE YEAR          YEARS               YEARS         AFTER TEN YEARS
                                      ----------------    ----------------    ---------------    ---------------
                                      AMOUNT     YIELD    AMOUNT     YIELD    AMOUNT    YIELD    AMOUNT    YIELD
                                      -------    -----    -------    -----    ------    -----    ------    -----
                                                                (DOLLARS IN THOUSANDS)
Securities available for sale:
  U.S. government securities......    $     0    0.00%    $ 4,563    6.13     $    0    0.00%    $    0    0.00%
  U.S. government agency
     securities...................        499    5.88       9,676    6.52          0    0.00      5,138    7.00
  Other Investment securities.....          0    0.00       2,010    5.94          0    0.00      1,342    5.94
                                      -------             -------             ------             ------
     Total........................        499    5.88      16,249    6.34          0    0.00      6,480    6.78
                                      -------             -------             ------             ------
Securities held to maturity:
  U.S. government securities......      5,046    5.07           0    0.00          0    0.00          0    0.00
  U.S. government agency
     securities...................      1,000    4.89           0    0.00        474    6.95      1,411    7.44
  Obligations of states and
     political subdivisions.......      1,916    6.51       3,693    6.84      1,184    6.88          0    0.00
  Other investment securities.....      1,793    5.79       3,216    5.78          0    0.00        100    7.15
                                      -------             -------             ------             ------
     Total........................      9,755    5.47       6,909    6.35      1,658    6.90      1,511    7.42
                                      -------             -------             ------             ------
Total investment securities.......    $10,254    5.49%    $23,158    6.34%    $1,658    6.90%    $7,991    6.90%
                                      =======    ====     =======    ====     ======    ====     ======    ====

III. LOAN PORTFOLIO

     The Company's loan portfolio largely reflects the profile of the communities in which it operates. Approximately two-thirds of the total loans as of December 31, 1997, were agricultural, commercial or residential real estate loans. The following table shows the composition of the Company's loan portfolio as of the dates indicated.

                                                                 DECEMBER 31,
                         --------------------------------------------------------------------------------------------
                               1997               1996               1995               1994               1993
                         ----------------   ----------------   ----------------   ----------------   ----------------
                                    % OF               % OF               % OF               % OF               % OF
                          AMOUNT    TOTAL    AMOUNT    TOTAL    AMOUNT    TOTAL    AMOUNT    TOTAL    AMOUNT    TOTAL
                          ------    -----    ------    -----    ------    -----    ------    -----    ------    -----
                                                            (DOLLARS IN THOUSANDS)
Agricultural...........  $ 24,779    17.2%  $ 19,940    17.0%  $ 16,319    18.9%  $ 15,968    21.5%  $ 16,644    25.7%
Commercial.............    31,198    21.6     23,613    20.1     22,235    25.7     18,789    25.3     14,853    22.9
Real estate:
  1-4 family
    residences.........    32,341    22.4     27,274    23.2     15,765    18.2     14,261    19.2     12,757    19.7
  5 + residential
    property...........       251     0.2        261     0.2          0     0.0         17     0.0         24     0.0
  Agricultural.........    19,647    13.6     16,952    14.4      9,855    11.4      8,443    11.4      7,499    11.6
  Construction.........     4,430     3.1      4,017     3.4      2,502     2.9      1,859     2.5        436     0.7
  Commercial...........    15,634    10.8     11,895    10.1     10,097    11.7      9,018    12.2      7,288    11.3
                         --------   -----   --------   -----   --------   -----   --------   -----   --------   -----
  Real estate total....    72,303    50.1     60,399    51.4     38,219    44.2     33,598    45.3     28,004    43.3
                         --------   -----   --------   -----   --------   -----   --------   -----   --------   -----
Installment............    13,268     9.2     11,522     9.8      7,637     8.8      4,700     6.3      4,673     7.2
Lease financing........     2,785     1.9      1,942     1.7      2,066     2.4      1,154     1.6        596     0.9
                         --------   -----   --------   -----   --------   -----   --------   -----   --------   -----
  Total loans(1).......  $144,333   100.0%  $117,416   100.0%  $ 86,475   100.0%  $ 74,209   100.0%  $ 64,770   100.0%
                         ========   =====   ========   =====   ========   =====   ========   =====   ========   =====
Total assets...........  $274,873           $251,851           $205,162           $186,818           $143,752
                         ========           ========           ========           ========           ========
Loans to total
  assets...............              52.5%              46.6%              42.1%              39.7%              45.1%

-------------------------
(1) Total loans do not include the Company's investments in loan pool participations.

     The following table sets forth the remaining maturities for certain loan categories as of December 31, 1997.

                                                                                             TOTAL FOR LOANS DUE
                                                                                               AFTER ONE YEAR
                                                                                                   HAVING:
                                                        DUE IN                               -------------------
                                        DUE WITHIN      ONE TO      DUE AFTER                 FIXED     VARIABLE
                                         ONE YEAR     FIVE YEARS    FIVE YEARS     TOTAL      RATES      RATES
                                        ----------    ----------    ----------     -----      -----     --------
                                                                 (DOLLARS IN THOUSANDS)
Agricultural........................     $21,227       $ 3,299        $  253      $24,779    $ 3,354     $  198
Commercial..........................      22,407         7,641         1,150       31,198      8,185        606
Real estate -- construction.........       3,003         1,427             0        4,430        877        550
                                         -------       -------        ------      -------    -------     ------
     Total..........................     $46,637       $12,367        $1,403      $60,407    $12,416     $1,354
                                         =======       =======        ======      =======    =======     ======

     The following table provides information on the Company's non-performing loans as of the dates indicated.

                                                                          DECEMBER 31,
                                                           ------------------------------------------
                                                            1997      1996     1995    1994     1993
                                                            ----      ----     ----    ----     ----
                                                                     (DOLLARS IN THOUSANDS)
90 days past due.......................................    $  522    $  625    $134    $ 95    $   22
Renegotiated...........................................       387       380     409     285       440
Nonaccrual.............................................       927     1,085     124     207       129
                                                           ------    ------    ----    ----    ------
     Total non-performing loans........................    $1,836    $2,090    $667    $587    $  591
                                                           ======    ======    ====    ====    ======
Ratio of non-performing loans to total loans...........      1.27%     1.78%   0.78%   0.79%     0.91%

IV. SUMMARY OF LOAN LOSS EXPERIENCE

     The following table sets forth loans charged off and recovered by the type of loan and an analysis of the allowance for loan losses for the years ended December 31, 1997, 1996, 1995, 1994 and 1993.

                                                                YEAR ENDED DECEMBER 31,
                                                 -----------------------------------------------------
                                                   1997        1996       1995       1994       1993
                                                   ----        ----       ----       ----       ----
                                                                (DOLLARS IN THOUSANDS)
Amount of loans outstanding at end of period
  (net of unearned interest)(1)..............    $144,333    $117,416    $85,869    $74,015    $64,700
                                                 ========    ========    =======    =======    =======
Average amount of loans outstanding for the
  period (net of unearned interest)(1).......    $131,081    $105,372    $81,175    $69,043    $61,130
                                                 ========    ========    =======    =======    =======
Allowance for possible loan losses at
  beginning of period........................    $  1,491    $  1,001    $   881    $   833    $   820
                                                 --------    --------    -------    -------    -------
CHARGE-OFFS:
  Agricultural...............................          19          41         53         42         87
  Commercial.................................          14          10         18        110         34
  Real estate - construction.................           0           0          0          0          0
  Real estate - mortgage.....................          30           0          2          0          2
  Installment................................          63          38         18         23         28
  Lease financing............................          11         616          0         14          2
                                                 --------    --------    -------    -------    -------
     Total charge-offs.......................         137         705         91        189        153
                                                 --------    --------    -------    -------    -------
RECOVERIES:
  Agricultural...............................          11           6         24         11         11
  Commercial.................................          18           1          1         36          7
  Real estate - construction.................           0           0          0          0          0
  Real estate - mortgage.....................           1           0          0          2          1
  Installment................................          15           8         10          5          4
  Lease financing............................           0          23          8          0          0
                                                 --------    --------    -------    -------    -------
     Total recoveries........................          45          38         43         54         23
                                                 --------    --------    -------    -------    -------
Net loans charged off........................          92         667         48        135        130
Provision for possible loan losses...........         417         987        168        183        143
Allowance for branch acquisition.............           0         170          0          0          0
                                                 --------    --------    -------    -------    -------
Allowance for possible loan losses at end of
  period.....................................    $  1,816    $  1,491    $ 1,001    $   881    $   833
                                                 ========    ========    =======    =======    =======
Net loans charged off to average loans.......        0.07%       0.63%      0.06%      0.20%      0.21%
Allowance for possible loan losses to total
  loans at end of period.....................        1.26%       1.27%      1.17%      1.19%      1.29%

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

     The Company has allocated the allowance for loan losses to provide for the possibility of loan losses being incurred within the categories of loans set forth in the table below. The allocation of the allowance and the ratio of loans within each category to total loans as of the dates indicated are as follows:

                                                                  DECEMBER 31,
                      -----------------------------------------------------------------------------------------------------
                               1997                      1996                      1995                      1994
                      -----------------------   -----------------------   -----------------------   -----------------------
                                  PERCENT OF                PERCENT OF                PERCENT OF                PERCENT OF
                      ALLOWANCE    LOANS TO     ALLOWANCE    LOANS TO     ALLOWANCE    LOANS TO     ALLOWANCE    LOANS TO
                       AMOUNT     TOTAL LOANS    AMOUNT     TOTAL LOANS    AMOUNT     TOTAL LOANS    AMOUNT     TOTAL LOANS
                      ---------   -----------   ---------   -----------   ---------   -----------   ---------   -----------
                                                             (DOLLARS IN THOUSANDS)
Agricultural.........  $  312         17.2%      $  254         17.0%      $  262         18.9%       $242          21.5%
Commercial...........     392         21.6          300         20.1          248         25.7         271          25.3
Real estate --
  mortgage...........     910         50.1          766         51.4          392         44.2         302          45.3
Installment..........     167          9.2          146          9.8           78          8.8          55           6.3
Lease financing......      35          1.9           25          1.7           21          2.4          11           1.6
                       ------        -----       ------        -----       ------        -----        ----         -----
    Total............  $1,816        100.0%      $1,491        100.0%      $1,001        100.0%       $881         100.0%
                       ======        =====       ======        =====       ======        =====        ====         =====

                            DECEMBER 31,
                       -----------------------
                                1993
                       -----------------------
                                   PERCENT OF
                       ALLOWANCE    LOANS TO
                        AMOUNT     TOTAL LOANS
                       ---------   -----------
                       (DOLLARS IN THOUSANDS)
Agricultural.........    $308          25.7%
Commercial...........     288          22.9
Real estate --
  mortgage...........     200          43.3
Installment..........      33           7.2
Lease financing......       4           0.9
                         ----         -----
    Total............    $833         100.0%
                         ====         =====

V. DEPOSITS

     The following table sets forth the average amount of and the average rate paid on deposits by deposit category for the years ended December 31, 1997, 1996 and 1995.

                                                              YEAR ENDED DECEMBER 31,
                                            -----------------------------------------------------------
                                                  1997                 1996                 1995
                                            -----------------    -----------------    -----------------
                                            AVERAGE              AVERAGE              AVERAGE
                                            BALANCE     RATE     BALANCE     RATE     BALANCE     RATE
                                            -------     ----     -------     ----     --------    ----
                                                              (DOLLARS IN THOUSANDS)
Non-interest bearing demand deposits....    $ 17,465    N/A      $ 15,653    N/A      $ 12,269    N/A
Interest-bearing demand (NOW and money
  market)...............................      32,225    2.10%      28,785    2.13%      25,325    2.49%
Savings deposits........................      59,019    3.83       53,844    3.82       42,699    4.25
Time deposits...........................      96,609    5.63       86,056    5.63       71,636    5.53
       Totals...........................    $205,318     4.0%    $184,338    4.08%    $151,929    4.22%

     The following table summarizes certificates of deposit in amounts of $100,000 or more by time remaining until maturity as of December 31, 1997. These time deposits are made by individuals, corporations and public entities, all of which are located in the Company's market area or are State of Iowa public funds.

                                                                 DECEMBER 31,
                                                                     1997
                                                                 ------------
                                                                (IN THOUSANDS)
Three months or less........................................       $ 6,611
Over three through six months...............................         3,113
Over six months through one year............................         1,700
Over one year...............................................         8,331
                                                                   -------
  Total.....................................................       $19,755
                                                                   =======

VI. RETURN ON EQUITY AND ASSETS

     Various operating and equity ratios for the years indicated are presented below:

                                                         YEAR ENDED DECEMBER 31,
                                                      -----------------------------
                                                      1997        1996        1995
                                                      ----        ----        ----
Return on average total assets......................   1.98%       1.93%       2.04%
Return on average equity............................  14.47       13.52       12.67
Dividend payout ratio...............................  34.78       36.50       38.37
Average equity to average assets....................  13.69       14.31       16.09
Equity to assets ratio..............................  13.37       13.60       15.65
                                                      =====       =====       =====

VII. BORROWED FUNDS

     The following table summarizes the outstanding amount of and the average rate on short-term borrowings as of December 31, 1997, 1996 and 1995.

                                                                    DECEMBER 31,
                                           ---------------------------------------------------------------
                                                 1997                   1996                   1995
                                           -----------------      -----------------      -----------------
                                                     AVERAGE                AVERAGE                AVERAGE
                                           BALANCE    RATE        BALANCE    RATE        BALANCE    RATE
                                           -------   -------      -------   -------      -------   -------
                                                               (DOLLARS IN THOUSANDS)
Note payable(1)..........................  $14,050    8.25%       $8,500     8.00%       $10,000    8.50%
Federal Home Loan Bank advances..........    6,000    5.96             0     0.00              0    0.00
Federal funds purchased..................        0    0.00             0     0.00              0    0.00
                                           -------    ----        ------     ----        -------    ----
     Total...............................  $20,050    7.56%       $8,500     8.00%       $10,000    8.50%
                                           =======    ====        ======     ====        =======    ====

-------------------------
(1) The note payable balance at December 31, 1997 consists of advances on a $17,000,000 revolving line of credit. The line has a variable interest rate which currently is twenty-five basis points below the lender's prime rate. Interest is payable quarterly and the line is due June 30, 1998.

     The maximum amount of borrowed funds outstanding at any month end for the years ended December 31, 1997, 1996, and 1995 were as follows:

                                                   1997         1996         1995
                                                   ----         ----         ----
                                                       (DOLLARS IN THOUSANDS)
Note payable....................................  $14,050      $14,750      $10,000
Federal Home Loan Bank advances.................    6,000            0            0
Federal funds purchased.........................    2,150        5,990        5,475

     The following table sets forth the average amount of and the average rate paid on borrowed funds for the years ended December 31, 1997, 1996 and 1995.

                                                               YEARS ENDED DECEMBER 31,
                                                ------------------------------------------------------
                                                     1997                1996                1995
                                                --------------      --------------      --------------
                                                AVERAGE             AVERAGE             AVERAGE
                                                BALANCE   RATE      BALANCE   RATE      BALANCE   RATE
                                                -------   ----      -------   ----      -------   ----
                                                                (DOLLARS IN THOUSANDS)
Note payable..................................  $ 9,292   8.23%     $11,323   8.55%     $7,327    8.89%
Federal Home Loan Bank advances...............    2,274   6.07            0   0.00           0    0.00
Federal funds purchased.......................      534   5.93          829   5.73         671    6.20
                                                -------             -------             ------
     Total....................................  $12,100   7.72%     $12,152   8.36%     $7,998    8.66%
                                                =======   ====      =======   ====      ======    ====

ITEM 2. PROPERTIES

     The Company's headquarters are located at 222 First Avenue East, Oskaloosa, Iowa. This building is a two-story combination office and motor bank and was constructed in 1975. The Company's offices are located on the second floor and the Bank leases the first floor and the basement from the Company. The ground floor houses MSB's data processing department and motor bank operation which includes four drive-up lanes and two walk-up windows. The basement contains a meeting room, kitchen, and storage. The bank's lease runs through the year 2005.

     The principal offices of Mahaska State Bank are located at 124 South First Street, Oskaloosa, Iowa, in a two-story building owned by the bank which contains a full banking facility. The bank also owns a second building in Oskaloosa located at 301 A Avenue West. This one-story, full-banking facility, including two drive-up lanes, is located five blocks northwest of the bank's principal offices. In addition, the bank owns a 24-hour automatic teller machine located at 211 South First Street, Oskaloosa, Iowa. The bank also has a branch office located in North English, Iowa which is 40 miles northeast of Oskaloosa. The branch is a one-story building with a full banking facility, including two drive-up lanes and a 24-hour automatic teller machine.

     Central Valley Bank owns three facilities in the communities of Ottumwa, Fairfield, and Sigourney, Iowa. The Ottumwa building is a single-story brick structure constructed in 1981. The approximately 4,200 square foot building has several offices and a potential for three drive-up lanes, with two presently in operation. The building is located at 116 West Main in Ottumwa's downtown business district. The Fairfield facility is a two-story building located at 58 East Burlington on the southeast corner of the downtown square. The building's three floors have 8,932 total square feet, which is all now utilized by CVB. The Sigourney facility located at 112 North Main Street is one-half block northwest of the community's courthouse square in the downtown business district. The 4,596 square foot one-story masonry building was constructed in 1972 as a banking facility with one drive-up window. This building was acquired by CVB in 1996 from Boatmen's Bank, N.A. in conjunction with the purchase of the deposits of the Sigourney office from Boatmen's.

     CVB leases its "In-Store" branch facility in Fairfield. The branch is located in an Easter's Super Value grocery store and occupies approximately 400 square feet of the store. The lease agreement expires in October, 2000 and may be renewed for two additional terms of five years each.

     Pella State Bank owns its newly-remodeled facility at 500 Oskaloosa Street in Pella, Iowa. The facility is located approximately six blocks south of the community's main business district on a heavily-traveled thoroughfare that connects the main business district with retail stores located in a developing area on the east side of the community. The one-time restaurant building was acquired in the summer of 1997 and was completely renovated to become a modern banking facility. The facility now contains approximately 1,860 square feet of usable space and has two drive-up teller lanes.

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

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     The information appearing on page 23 of the Corporation's Annual Report, filed as Exhibit 13 hereto, is incorporated herein by reference.

     There were approximately 235 holders of record of the Company's $5 common stock as of March 2, 1998. Additionally, there are an estimated 700 additional beneficial holders whose stock was held in street name by brokerage houses as of that date. The closing price of the Company's common stock was $20.625 on March 2, 1998.

     The Company declared a five-for-three stock split effected in the form of a stock dividend payable to shareholders of record as of October 20, 1997. The additional shares resulting from this stock split were issued to shareholders on November 10, 1997. The Company increased the cash dividends paid to common shareholders in 1997 to $.48 per share, a 9.1 percent increase over $.44 for 1996. Dividend declarations are evaluated and determined by the Board of Directors on a quarterly basis. In February 1998, the Board of Directors declared a dividend of $.14 per common share. The Company's loan agreement requires that the Company does not pay any dividends in excess of forty percent of net income without the lenders' permission. Except for certain regulatory restrictions that may affect dividend payments, there are no other restrictions on the Company's present or future ability to pay dividends.

ITEM 6. SELECTED FINANCIAL DATA

     The information appearing on page 1 of the Company's Annual Report, filed as Exhibit 13 hereto, is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information appearing on pages 18 through 23 of the Appendix to the Company's definitive Proxy Statement is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information appearing on pages 24 through 43 of the Appendix to the Company's definitive Proxy Statement is incorporated herein by reference.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     The following exhibits and financial statement schedules are filed as part of this report:

     (a) 1. Financial Statements: See the financial statements on pages 24 through 43 of the Company's definitive Proxy Statement which are incorporated by reference herein.

          2. Exhibits (not covered by independent auditors' report).

        EXHIBIT
        -------
          3.1         Articles of Incorporation, as amended, of Mahaska Investment
                      Company. The Articles of Incorporation, as amended, of
                      Mahaska Investment Company are incorporated by reference to the Company's Annual Report on Form 10-K for the year ended
                      December 31, 1996.
          3.2         Bylaws of Mahaska Investment Company. The Bylaws of Mahaska
                      Investment Company are incorporated by reference to the
                      Company's Annual Report on Form 10-K for the year ended
                      December 31, 1996.
         10.1         Mahaska Investment Company Employee Stock Ownership Plan &
                      Trust as restated and amended. This Plan & Trust is
                      incorporated by reference to the Company's Annual Report on
                      Form 10-K for the year ended December 31, 1994.
         10.2.1       1993 Stock Incentive Plan. This 1993 Stock Incentive Plan is
                      incorporated by reference to Form S-1 Registration Number
                      33-81922 of Mahaska Investment Company.
         10.2.2       1996 Stock Incentive Plan. This 1996 Stock Incentive Plan is
                      incorporated by reference to the Company's Annual Report on
                      Form 10-K for the year ended December 31, 1996.
         10.2.3       1998 Stock Incentive Plan.
         10.3.1       Midstates Resources Corp. Loan Participation and Servicing
                      Agreement dated December 9, 1992 between Midstates Resources
                      Corp., Mahaska Investment Company and Mahaska State Bank.
                      This Midstates Resources Corp. Agreement is incorporated by
                      Reference to Form S-1 Registration Number 33-81922 of
                      Mahaska Investment Company.
         10.3.2       Central States Resources Corp. Liquidation Agreement dated
                      April 18, 1988 between Central States Resources Corp.,
                      Mahaska State Bank, National Bank & Trust Co., and Randal
                      Vardaman. This Central States Resources Corp. Agreement is
                      incorporated by reference to Form S-1 Registration Number
                      33-81922 of Mahaska Investment Company.
         10.3.3       All States Resources Corp. Loan Participation and Servicing
                      Agreement dated September 13, 1993 between All States
                      Resources Corp., Mahaska Investment Company and West Gate
                      Bank. This All States Resources Corp. Agreement is
                      incorporated by reference to Form S-1 Registration Number
                      33-81922 of Mahaska Investment Company.
         10.5.1       Revolving Loan Agreement dated January 31, 1996 between
                      Mahaska Investment Company and Harris Trust and Savings
                      Bank. This Loan Agreement is incorporated herein by
                      reference to the Form 8-K report filed by Mahaska Investment
                      Company on February 29, 1996.
         10.5.2       Third Amendment to Revolving Loan Agreement and Revolving
                      Loan Note between Mahaska Investment Company and Harris
                      Trust & Savings Bank dated November 20, 1997.
         10.6         Purchase and Assumption Agreement between Boatmen's Bank
                      Iowa, National Association and Central Valley Bank dated
                      February 15, 1996. This Purchase and Assumption Agreement is
                      incorporated herein by reference to the Form 8-K report
                      filed by Mahaska Investment Company on February 29, 1996.

        EXHIBIT
        -------
         11           Computation of Per Share Earnings
         13           The Annual Report to Shareholders of Mahaska Investment
                      Company for the 1997 calendar year and the Appendix to
                      the Proxy Statement for the Fiscal Year 1997.
         21           Subsidiaries
         23           Consent of Auditor
         27           Financial Data Schedule

     The Company will furnish to any shareholder upon request and upon payment of a fee of $.50 per page, a copy of any exhibit. Requests for copies should be directed to Karen K. Baack, Secretary/Treasurer, Mahaska Investment Company, P.O. Box 1104, Oskaloosa, Iowa 52577-1104.

     (b) Reports on Form 8-K: No reports on Form 8-K were required to be filed during the last quarter of 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                MAHASKA INVESTMENT COMPANY
                                                       (Registrant)

March 19, 1998                            By:     /s/ CHARLES S. HOWARD
                                            ------------------------------------
                                                     Charles S. Howard
                                            Chairman, President, Chief Executive
                                                     Officer and Director

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

                    NAME                                          TITLE                          DATE
                    ----                                          -----                          ----
          By: /s/ CHARLES S. HOWARD                 Director, Chairman of the Board,        March 19, 1998
   ---------------------------------------          President and Chief Executive
              Charles S. Howard                     Officer

          By: /s/ DAVID A. MEINERT                  Director, Executive Vice                March 19, 1998
   ---------------------------------------          President
              David A. Meinert                      and Chief Financial Officer
                                                    (Principal Accounting Officer)

          By: /s/ R. SPENCER HOWARD                 Director and Vice President             March 19, 1998
   ---------------------------------------          Corporate Planning
              R. Spencer Howard

         By: /s/ MARTIN L. BERNSTEIN                Director                                March 19, 1998
   ---------------------------------------
             Martin L. Bernstein

         By: /s/ ROBERT K. CLEMENTS                 Director                                March 19, 1998
   ---------------------------------------
             Robert K. Clements

         By: /s/ JOHN A. FALLON, III                Director                                March 19, 1998
   ---------------------------------------
             John A. Fallon, III

           By: /s/ JAMES F. MATHEW                  Director                                March 19, 1998
   ---------------------------------------
               James F. Mathew

          By: /s/ JOHN P. POTHOVEN                  Director                                March 19, 1998
   ---------------------------------------
              John P. Pothoven

         By: /s/ JOHN W. N. STEDDOM                 Director                                March 19, 1998
   ---------------------------------------
             John W. N. Steddom