Form 10-Q
period 1998-03-31
MAHASKA INVESTMENT CO
filed 1998-05-14
CIK 741390

                              FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C.  20549

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

   FOR QUARTER ENDED                              COMMISSION FILE NUMBER
    MARCH 31, 1998                                        0-24630

                         MAHASKA INVESTMENT COMPANY
          (Exact Name of Registrant as Specified in its Charter)

         IOWA                                           42-1003699
(State of Incorporation)                  (I.R.S. Employer Identification No.)

                222 First Avenue East, Oskaloosa, Iowa  52577

                       Telephone Number (515) 673-8448

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                           Yes   X             No
                               -----              -----

As of April 30, 1998, there were 3,676,710 shares of common stock $5 par value outstanding.

PART I -- Item 1. Financial Statements

                            MAHASKA INVESTMENT COMPANY
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CONDITION


(unaudited)
(dollars in thousands)                                               MARCH 31,   DECEMBER 31,
                                                                       1998         1997
                                                                     ---------  ------------
                  ASSETS
Cash and due from banks..........................................    $  9,254      10,854
Interest-bearing deposits in banks...............................       4,429       1,526
Federal funds sold...............................................      12,273       6,815
                                                                     ---------  ------------
   Cash and cash equivalents.....................................      25,956      19,195
                                                                     ---------  ------------
Investment securities:
   Available for sale............................................      22,955      23,228
   Held to maturity..............................................      18,321      19,833
Loans............................................................     146,999     144,333
Allowance for loan losses........................................      (1,872)     (1,816)
                                                                     ---------  ------------
   Net loans.....................................................     145,127     142,517
                                                                     ---------  ------------
Loan pool participations.........................................      48,120      54,326
Premises and equipment, net......................................       4,234       4,183
Accrued interest receivable......................................       2,950       2,927
Other assets.....................................................       2,341       2,502
Goodwill.........................................................       6,009       6,162
                                                                     ---------  ------------
     Total assets................................................    $276,013     274,873
                                                                     ---------  ------------
                                                                     ---------  ------------

   LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Demand........................................................    $ 18,605      21,277
   NOW and Super NOW.............................................      33,974      33,226
   Savings.......................................................      61,874      59,020
   Certificates of deposit.......................................     104,076     101,785
                                                                     ---------  ------------
     Total deposits..............................................     218,529     215,308
Federal funds purchased..........................................           0           0
Federal Home Loan Bank advances..................................       6,000       6,000
Note payable.....................................................      10,550      14,050
Other liabilities................................................       3,140       2,761
                                                                     ---------  ------------
     Total liabilities...........................................     238,219     238,119
                                                                     ---------  ------------
Shareholders' equity:
   Common stock, $5 par value; authorized 4,000,000
   shares; issued 3,807,501 shares...............................      19,038      19,038
   Capital surplus...............................................          86         119
   Treasury stock at cost, 130,791 shares as of March 31, 1998,
   and 142,007 shares as of December 31, 1997....................      (1,613)     (1,752)
   Retained earnings.............................................      20,145      19,230
   Accumulated other comprehensive income........................         138         119
                                                                     ---------  ------------
     Total shareholders' equity..................................      37,794      36,754
                                                                     ---------  ------------
     Total liabilities and shareholders' equity..................    $276,013     274,873
                                                                     ---------  ------------
                                                                     ---------  ------------

See accompanying notes to consolidated financial statements.

                         MAHASKA INVESTMENT COMPANY
                             AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME

(unaudited)                                                       THREE MONTHS ENDEd
(dollars in thousands, except per share)                               MARCH 31,
                                                                 --------------------
                                                                   1998         1997
                                                                 --------     -------
INTEREST INCOME:
   Interest and fees on loans................................     $3,400       2,721
   Interest and discount on loan pools.......................      2,464       2,440
   Interest on bank deposits.................................         41          42
   Interest on federal funds sold............................        107          49
   Interest on investment securities:
     Available for sale......................................        372         437
     Held to maturity........................................        250         349
                                                                 --------     -------
       Total interest income.................................      6,634       6,038
                                                                 --------     -------
INTEREST EXPENSE:
   Interest on deposits:
     NOW and Super NOW.......................................        165         165
     Savings.................................................        544         538
     Certificates of deposit.................................      1,460       1,326
   Interest on federal funds purchased.......................          0           3
   Interest on Federal Home Loan Bank advances...............         89           3
   Interest on note payable..................................        254         158
                                                                 --------     -------
     Total interest expense..................................      2,512       2,193
                                                                 --------     -------
     Net interest income.....................................      4,122       3,845
Provision for loan losses....................................        110         128
                                                                 --------     -------
     Net interest income after provision for loan losses.....      4,012       3,717
                                                                 --------     -------
NONINTEREST INCOME:
   Service charges...........................................        288         263
   Data processing income....................................         48          53
   Other operating income....................................         79         113
   Investment security gains.................................         26           0
                                                                 --------     -------
     Total noninterest income................................        441         429
                                                                 --------     -------
NONINTEREST EXPENSE:
   Salaries and employee benefits expense....................      1,157         963
   Net occupancy expense.....................................        324         271
   FDIC assessment...........................................         12           6
   Professional fees.........................................         86         164
   Other operating expense...................................        475         440
   Goodwill amortization.....................................        153         158
                                                                 --------     -------
     Total noninterest expense...............................      2,207       2,002
                                                                 --------     -------
     Income before income tax expense........................      2,246       2,144
Income tax expense...........................................        816         766
                                                                 --------     -------
     NET INCOME..............................................     $1,430       1,378
                                                                 --------     -------
                                                                 --------     -------
Earnings per common share - basic............................     $ 0.39        0.37
Earnings per common share - diluted..........................     $ 0.37        0.36
Dividends per common share...................................     $ 0.14        0.12

See accompanying notes to consolidated financial statements.

                               MAHASKA INVESTMENT COMPANY
                                    AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)                                                               THREE MONTHS ENDED
(in thousands)                                                                 MARCH 31,
                                                                          -------------------
                                                                            1998       1997
                                                                          --------    -------
NET INCOME............................................................     $1,430       1,378
Other Comprehensive Income:
  Unrealized gains (losses) on securities available for sale:
    Unrealized holding gains (losses) arising during the period,
      net of taxes on income of $16 in 1998 and ($48) in 1997.........         29         (80)
    Less: reclassification adjustment for gains included in net
      income, net of taxes on income of $9 in 1998....................        (17)          0
                                                                          --------    -------
OTHER COMPREHENSIVE INCOME, NET OF TAX................................         12         (80)
                                                                          --------    -------
COMPREHENSIVE INCOME..................................................      1,442       1,298
                                                                          --------    -------
                                                                          --------    -------


See accompanying notes to consolidated financial statements.

                      MAHASKA INVESTMENT COMPANY
                          AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)                                                      THREE MONTHS ENDED
(dollars in thousands)                                               MARCH 31,
                                                                 ------------------
                                                                  1998       1997
                                                                ---------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income.................................................   $ 1,430     1,378
                                                                --------   -------
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization............................       303       275
     Provision for loan losses................................       110       128
     Investment securities gains..............................       (26)        0
     Amortization of investment securities premiums...........        38        60
     Accretion of investment securities and loan discounts....      (104)     (107)
     Decrease (increase) in other assets......................       138       (77)
     Increase in other liabilities............................       366       577
                                                                --------   -------
       Total adjustments......................................       825       856
                                                                --------   -------
       Net cash provided by operating activities..............     2,255     2,234
                                                                --------   -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment securities available for sale:
     Proceeds from sales......................................       175         0
     Proceeds from maturities.................................       185     2,194
     Purchases................................................       (32)   (3,673)
   Investment securities held to maturity:
     Proceeds from maturities.................................     2,701     1,782
     Purchases................................................    (1,220)     (548)
   Purchases of loan pool participations......................         0    (8,396)
   Principal recovery on loan pool participations.............     6,206     6,164
   Net increase in loans......................................    (2,620)   (6,574)
   Purchases of bank premises and equipment...................      (201)      (91)
                                                                --------   -------
       Net cash provided by (used in) investing activities....     5,194    (9,142)
                                                                --------   -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposits...................................     3,221       734
   Net increase in federal funds purchased....................         0       810
   Principal payments on note payable.........................    (3,500)   (1,000)
   Federal Home Loan Bank advances............................         0     1,500
   Dividends paid.............................................      (515)     (446)
   Purchases of treasury stock................................         0      (302)
   Proceeds from exercise of stock options....................       106        47
                                                                --------   -------
       Net cash (used in) provided by financing activities....      (688)    1,343
                                                                --------   -------
       NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...     6,761    (5,565)
Cash and cash equivalents at beginning of period..............    19,195    16,484
                                                                --------   -------
Cash and cash equivalents at end of period....................   $25,956    10,919
                                                                --------   -------
                                                                --------   -------
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
     Interest                                                    $ 2,533     2,292
                                                                --------   -------
                                                                --------   -------
     Income taxes                                                $   114       196
                                                                --------   -------
                                                                --------   -------

        See accompanying notes to consolidated financial statements.

                        MAHASKA INVESTMENT COMPANY

                Notes to Consolidated Financial Statements
                               (Unaudited)

1.   Adjustments and Reclassifications

     The accompanying consolidated financial statements (unaudited) include the accounts and transactions of the Company and its four wholly-owned subsidiaries, Mahaska State Bank, Central Valley Bank, Pella State Bank and On-Site Credit Services, Inc. All material intercompany balances and transactions have been eliminated in consolidation.

     The accompanying consolidated financial statements (unaudited) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated financial statements (unaudited) be read in conjunction with the Company's most recent audited financial statements and notes thereto. In the opinion of management, the accompanying consolidated financial statements (unaudited) contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1998, and the results of operations for the three months ended March 31, 1998 and 1997, and changes in cash flows for the three months ended March 31, 1998 and 1997.

2.   Statements of Cash Flows

     In the statements of cash flows, cash and cash equivalents include cash and due from banks, interest-bearing deposits with banks, and federal funds sold.

3.   Income Taxes

     Federal income tax expense for the three months ended March 31, 1998 and 1997 was computed using the consolidated effective federal tax rate. The Company also recognized income tax expense pertaining to state franchise taxes payable individually by the subsidiary banks.

4.   Earnings Per Common Share

     Basic earnings per common share computations are based on the weighted average number of shares of common stock actually outstanding during the period. The weighted average number of shares for the three-month periods ended March 31, 1998 and 1997 was 3,673,186 and 3,714,063 (restated to reflect the five-for-three stock split effected in the form of a stock dividend which occurred in November 1997), respectively. Diluted earnings per share computations include the additional shares that could be issued by the Company based on the number of unexercised option shares granted to directors, officers and employees calculated using the treasury stock method. The computation of diluted earnings per share used a weighted average number of shares outstanding of 3,883,623 and 3,824,440 for the three months ended March 31, 1998 and 1997, respectively.

                           (Unaudited)


5.   Effect of New Financial Accounting Standards

     SFAS 130, "Reporting Comprehensive Income" became effective for the Company on January 1, 1998, and establishes the standards for the reporting and display of comprehensive income in the financial statements. Comprehensive income represents net earnings and certain amounts reported directly in shareholders' equity, such as net unrealized gain or loss on available for sale securities. The adoption of SFAS 130 did not have a material effect on the financial position and results of operations, nor did the adoption require additional resources.

Part I -- Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations.

Net income for the Company increased 4 percent to $1,430,000 for the quarter ended March 31, 1998, compared with $1,378,000 for the three months ended March 31, 1997. Basic earnings per share for the first quarter of 1998 were $.39 versus basic earnings of $.37 per share for the first quarter of 1997. Diluted earnings per share for the first quarter of 1998 were $.37 versus diluted earnings per share of $.36 for the first quarter of 1997. All historical per share amounts have been restated to reflect the five-for-three stock split effected in the form of a stock dividend which occurred in November 1997. Actual weighted average shares outstanding were 3,673,186 and 3,714,063 for the first quarter of 1998 and 1997, respectively. Return on average assets is calculated by dividing annualized net income by average total assets for the period. The Company's return on average assets for the quarter ended March 31, 1998 was 2.13 percent compared with a return of 2.25 percent for the quarter ended March 31, 1997. Return on averge equity is calculated by dividing annualized net income by average total shareholders' equity for the period. The Company had a return on average equity of 15.51 percent for the three months ended March 31, 1998 versus 15.92 percent for the three months ended March 31, 1997.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income is computed by subtracting total interest expense from total interest income. Fluctuations in net interest income can result from the changes in the volumes of assets and liabilities as well as changes in interest rates. The Company's net interest income for the quarter ended
March 31, 1998 increased $277,000 (7 percent) to $4,122,000 from $3,845,000 for the three months ended March 31, 1997. This was mainly due to increased interest income earned on higher loan volumes. The increase in total interest income was offset, in part, by additional interest expense related to increased deposits and borrowed funds. Total interest income increased $596,000 (10 percent) in the first quarter of 1998 compared with the same period in 1997. The Company's total interest expense for the quarter increased $319,000 (15 percent) compared with the same period in 1997. The Company's net interest margin (on a federal tax-equivalent basis) for the first quarter of 1998 declined to 6.73 percent from 6.89 percent in the first quarter of 1997. Net interest margin is net return on interest-earning assets and is computed by dividing annualized net interest income by the average of total interest-earning assets for the period. The Company's overall yield on earning assets increased to 10.80 percent for the first quarter of 1998 compared to 10.77 percent for the first quarter of 1997. The rate on interest-bearing liabilities also increased in the first quarter of 1998 to 4.79 percent compared with 4.57 percent for the first quarter of 1997.

Interest income and fees on loans increased $679,000 (25 percent) in the first quarter of 1998 compared to the same period in 1997 due to higher loan volumes. The average yield on loans rose to 9.48 percent for the first three months of 1998, up from 9.23 percent for the three months ended March 31, 1997. Average loans outstanding were $145,442,000 for the first three months of 1998 compared with $119,533,000 for the first quarter of 1997, an increase of $25,909,000 (22 percent). The majority of the increase in average loan volume between the first quarter of 1997 and 1998 occurred at Mahaska State Bank and Central Valley Bank. Average commercial loan volumes increased $10,448,000 (38 percent), real estate loans averaged $8,049,000 (14 percent) higher, and agricultural loans increased $5,079,000 (24 percent) in average volume for the first quarter of 1998 compared with the first quarter of 1997.

Loan pool investments provided the Company with little additional revenue in the first quarter of 1998 compared to the same period in 1997. Interest income and discount collected on the loan pools increased $24,000 (1 percent) in the first quarter of 1998 to $2,464,000 compared with $2,440,000 earned in the first quarter of 1997. The yield on loan pool investments declined to
19.23 percent for the first quarter of 1998 compared with 20.30 percent for the quarter ended March 31, 1997. The average loan pool participation investment balance was $3,203,000 (7 percent) greater in the first quarter of 1998 than in the first quarter of 1997. These loan pool investments are pools of distressed and nonperforming loans that the Company has purchased at a discount from the aggregate outstanding principal amount of the underlying loans. Income is derived from this investment in the form of interest collected and the repayment of the principal in excess of the purchase cost which is herein referred to as "discount" recovery. Given the nonperforming status of these loans, interest income and discount recovery is recognized on a "cash" basis by the Company.

The increase in interest expense for the first quarter of 1998 compared with 1997 was mainly attributable to growth in deposits and an increase in borrowed funds. Average interest-bearing deposits for the first quarter of 1998 increased $8,599,000 (5 percent) from the same period in 1997 with the greatest increase occurring in the time deposit category. Borrowings on the Company's commercial bank line of credit averaged $4,175,000 higher in the first quarter of 1998 compared with the first quarter of 1997 as the Company borrowed funds to provide operating cash to On-Site Credit Services, Inc. and capital to the newly-chartered Pella State Bank. Federal Home Loan Bank advances during the first quarter of 1998 averaged $5,817,000 greater in the first quarter of 1998 compared with the first quarter of 1997. The higher average balance of these borrowed funds resulted in increased interest expense in 1998 compared with 1997.

Provision for Loan Losses

The Company's provision for loan loss expense of $110,000 in the first quarter of 1998 was $18,000 (14 percent) lower than in the first quarter of 1997. Management determines an appropriate provision based on its evaluation of the adequacy of the allowance for loan losses in relationship to a continuing review of problem loans, the current economic conditions, actual loss experience and industry trends.

Other Income

Other income results from the charges and fees collected by the Company from its customers for various services performed, data processing income received from nonaffiliated banks, miscellaneous other income and gains (or losses) from the sale of investment securities held in the available for sale category. Total other income increased $12,000 (3 percent) in the first quarter of 1998 compared with 1997, mainly due to higher service charge income from overdraft fees at the bank subsidiaries.

Other Expense

Total other noninterest expense for the quarter ended March 31, 1998 increased $205,000 (10 percent) compared to noninterest expense for the first quarter of 1997. Other expense includes all the costs incurred to operate the Company except for interest expense, the loan loss provision and income taxes. Salaries and benefits expense for the first quarter of 1998 increased $194,000 (20 percent) over the first quarter of 1997, primarily as a result of the additional employees at the newly-chartered Pella State Bank and also due to increased staffing at other subsidiaries. Net occupancy expenses for the first quarter of 1998 increased $53,000 (20 percent) in comparison to the first quarter of 1997 with most of the increase due to the additional facilities of Pella State Bank. The FDIC assessment expense incurred by the Company during the first quarter of 1998 increased by $6,000 reflecting the assessment charged to the new Pella State Bank. Professional fees decreased $78,000 for the first three months of 1998 over the same period in 1997. Other miscellaneous operating expense increased by $35,000 (8 percent) in the first quarter of 1998 compared with the three months ended March 31, 1997, mainly due to costs related to the Pella State Bank. Goodwill amortization expense decreased $5,000 (3 percent) in the first quarter of 1998 versus 1997 due to utilization of the effective yield method of amortization.

Income Tax Expense

Income tax expense for the three months ended March 31, 1998, increased $50,000 compared to the amount for the three months ended March 31, 1997, primarily due to the overall increase in taxable income for the period. The effective income tax rate rose slightly in the first quarter of 1997 to 36.35 percent compared with 35.72 percent in the first quarter of 1997. The Company's effective income tax rate varies from the statutory rate principally due to interest income from tax-exempt securities and loans. Changes in the effective rate for one period in comparison to another are primarily due to changes in the amount of tax-exempt income.

FINANCIAL CONDITION

The Company's total assets as of March 31, 1998 were $276,013,000, an increase of $1,140,000 from December 31, 1997. As of March 31, 1998, the Company had federal funds sold of $12,273,000 compared with $6,815,000 as of December 31, 1997.

Investment Securities

Investment securities available for sale decreased $273,000 from December 31, 1997 to the March 31, 1998 total of $22,955,000 as a result of the amortization of premium on these securities. Investment securities classified as held to maturity were $18,321,000 as of March 31, 1998, a decline of $1,512,000 as securities matured or were called during the three-month period from December 31, 1997.

Loans

Overall loan volumes continued to increase, with total loans outstanding of $146,999,000 as of March 31, 1998 reflecting growth of $2,666,000 (2 percent) from December 31, 1997. Most of the growth from December 31, 1997 to March 31, 1998 was in real estate loans with some growth noted in commercial and agricultural loans. Consumer loans outstanding as of the quarter-end declined approximately $894,000 from the December 31, 1997 balance. As of March 31, 1998, the Company's loan to deposit ratio (excluding loan pool investments) was 67.27 percent. This compares with a year-end 1997 loan to deposit ratio of 67.04 percent.

Loan Pool Participations

As of March 31, 1998, the Company had investments in loan pool participations of $48,120,000, a decline of $6,206,000 (11 percent) from the prior year-end balance. The loan pool investment balance shown as an asset on the Company's Balance Sheet represents the discounted purchase cost of the loan pool participations. Although the Company actively continued to evaluate and bid on loan pool packages, there were no new loan pool investments made during the quarter. The loan pool participation investment as of December 31, 1997 was $54,326,000 with the reduction in balance attributable to collections of principal by the loan pool servicer. The average loan pool participation investment of $51,957,000 for the first three months of 1998 was greater than the average balance of $48,754,000 for the first three months of 1997.

Deposits

Total deposits grew $3,221,000 (1 percent) during the first quarter of 1998 with the most growth noted in savings and certificate of deposit accounts. Demand deposit accounts as of March 31, 1998 decreased $2,672,000 (13 percent) from December 31, 1997, mostly due to seasonal fluctuation.

Borrowed Funds/Notes Payable

The Company did not have any Fed Funds purchased on either March 31, 1998 or December 31, 1997. During the first quarter of 1998, Fed Funds Purchased averaged $7,000. Fixed-rate advances from the Federal Home Loan Bank totaled $6,000,000 as of March 31, 1998 and December 31, 1997. Notes payable decreased to $10,550,000 on March 31, 1998 from $14,050,000 on December 31, 1997 as the Company used a dividend from Mahaska State Bank and cash flow from operations to reduce debt.

Nonperforming Loans

The Company's nonperforming loans totaled $1,854,000 (1.26 percent of total loans) as of March 31, 1998, compared to $1,848,000 (1.28 percent of total loans) as of December 31, 1997. All nonperforming loan totals and related ratios exclude the loan pool investments. The following table presents the categories of nonperforming loans as of March 31, 1998:

                           Nonperforming Loans
                         (dollars in thousands)
                             March 31, 1998

          Nonaccrual                         $  972
          Loans 90 days past due                519
          Renegotiated loans                    351
          Other real estate owned                12
                                             ------
                                             $1,854
                                             ------
                                             ------

From December 31, 1997 to March 31, 1998, nonaccrual loans increased $45,000, loans ninety days past due decreased $3,000, restructured loans decreased $36,000 and other real estate owned remained unchanged. The Company's allowance for loan losses as of March 31, 1998 was $1,872,000, which was 1.27 percent of total loans as of that date. This compares with an allowance for loan losses of $1,816,000 as of December 31, 1997, which was also 1.26 percent of total loans. As of March 31, 1998, the allowance for loan losses was 100.97 percent of nonperforming loans compared with 98.24 percent as of December 31, 1997. Management believes that as of March 31, 1998 the allowance for loan losses is adequate. For the three months ended March 31, 1998, the Company recognized a net loan charge-off of $54,000 compared with a net charge-off of $41,000 during the quarter ended March 31, 1997.

Capital Resources

As of March 31, 1998, total shareholders' equity as a percentage of total assets was 13.69 percent compared with 13.37 percent as of December 31, 1997. The Company held 130,791 shares of treasury stock at a cost of $1,613,000 as of March 31, 1998. These shares were repurchased in prior periods to satisfy options granted under the Company's Stock Incentive Plans. During the first quarter of 1998 the Company reissued 11,216 shares of treasury stock as options were exercised by employees, officers and directors. On January 22, 1998, the Board of Directors voted to continue the Company's stock repurchase plan that provides for the repurchase of up to 200,000 shares through January 31, 1999. The Company did not repurchase any shares of its stock during the first quarter of 1998. Under risk-based capital rules, the Company's tier 1 capital ratio was 15.45 percent of risk-weighted assets as of March 31, 1998, and was 14.74 percent of risk-weighted assets as of December 31, 1997, compared to a 4.00 percent requirement. Risk-based capital guidelines require the classification of assets and some off-balance sheet items in terms of credit-risk exposure and the measuring of capital as a percentage of the risk-adjusted asset totals. Tier 1 capital is the Company's total common shareholders' equity reduced by goodwill.

Liquidity

Liquidity management involves meeting the cash flow requirements of depositors and borrowers. The Company conducts liquidity management on both a daily and long-term basis; and it adjusts its investments in liquid assets based on expected loan demand, projected loan maturities and payments, estimated cash flows from the loan pool participations, expected deposit flows, yields available on interest-bearing deposits, and the objectives of its asset/liability management program. The Company had liquid assets (cash and cash equivalents) of $25,956,000 as of March 31, 1998, compared with $19,195,000 as of December 31, 1997. Some of this increase is attributable to the maturity of investment securities and to the decrease in loan pool participations. Investment securities classified as available for sale could be sold to meet liquidity needs, if necessary. Additionally, the bank subsidiaries maintain lines of credit with correspondent banks and the Federal Home Loan Bank that would allow them to borrow federal funds on a short-term basis if necessary. The Company also maintains a line of credit with Harris Trust & Savings Bank of Chicago, Illinois that provides liquidity for the purchase of loan pool participation investments and other corporate needs. Management believes that the Company has sufficient liquidity as of March 31, 1998 to meet the needs of borrowers and depositors.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT

With the exception of the historical information contained in this report, the matters described herein contain forward-looking statements that involve risk and uncertainties that individually or mutually impact the matters herein described, including but not limited to financial projections, product demand and market acceptance, the effect of economic conditions, the impact of conpetitive products and pricing, governmental regulations, results of litigation, technological difficulties and/or other factors outside the control of the Company, which are detailed from time to time in the Company's SEC reports. The Company disclaims any intent or obligation to update these forward-looking statements.

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

     10.2.3    1998 Stock Incentive Plan. (e)

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

     10.5.1 Revolving Loan Agreement dated January 31, 1996 between Mahaska Investment Company and Harris Trust
               & Savings Bank. (c)

     10.5.2    Third Amendment to Revolving Loan Agreement and
               Revolving Loan Note between Mahaska Investment
               Company and Harris Trust & Savings Bank dated
               June 19, 1996. (e)

     11        Computation of Per Share Earnings.

     27        Financial Data Schedule.

--------------------
     (a)       Incorporated by reference to the Form S-1
               Registration Number 33-81922 of Mahaska Investment
               Company.

     (b) Incorporated by reference to the Form 10-K for the year ended December 31, 1994 filed by Mahaska
               Investment Company.


     (c) Incorporated by reference to the Form 8-K filed by Mahaska Investment Company on February 29, 1996.

     (d) Incorporated by reference to the Form 10-K for the year ended December 31, 1996 filed by Mahaska
               Investment Company.

     (e) Incorporated by reference to the Form 10-K for the year ended December 31, 1997 filed by Mahaska
               Investment Company.


(b) Reports on Form 8-K -- No reports on Form 8-K were filed during the three months ended March 31, 1998.

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       MAHASKA INVESTMENT COMPANY
                                       (Registrant)

May 12, 1997                           /s/ Charles S. Howard
-------------------------------        --------------------------------
Dated                                  Charles S. Howard
                                       President


May 12, 1997                           /s/ David A. Meinert
-------------------------------        --------------------------------
Dated                                  David A. Meinert
                                       Executive Vice President and
                                       Chief Financial Officer
                                       (Principal Accounting Officer)