Form 10-Q
period 1998-06-30
MAHASKA INVESTMENT CO
filed 1998-08-14
CIK 741390

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




FOR QUARTER ENDED                                        COMMISSION FILE NUMBER
   JUNE 30, 1998                                                0-24630





                           MAHASKA INVESTMENT COMPANY
             (Exact Name of Registrant as Specified in its Charter)




         IOWA                                           42-1003699
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

                             Yes   X           No______

As of August 6, 1998, there were 3,651,842 shares of common stock $5 par value outstanding.

PART I -- Item 1. Financial Statements

                           MAHASKA INVESTMENT COMPANY
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CONDITION

(unaudited)
(dollars in thousands)

                                                June 30,          December 31,
                                                  1998                1997
               ASSETS
Cash and due from banks                        $  13,616              10,854
Interest-bearing deposits in banks                   225               1,526
Federal funds sold                                   817               6,815
   Cash and cash equivalents                      14,658              19,195
Investment securities:
   Available for sale                             26,662              23,228
   Held to maturity                               16,879              19,833
Loans                                            159,031             144,333
  Allowance for loan losses                       (1,736)             (1,816)
      Net loans                                  157,295             142,517
Loan pool participations                          45,703              54,326
Premises and equipment, net                        4,205               4,183
Accrued interest receivable                        2,745               2,927
Other assets                                       2,530               2,502
Goodwill                                           5,856               6,162
     Total assets                            $   276,533             274,873

   LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Demand                                    $    19,188              21,277
   NOW and Super NOW                              33,410              33,226
   Savings                                        59,664              59,020
   Certificates of deposit                       104,901             101,785
         Total deposits                          217,163             215,308
Federal funds purchased                            2,000                   0
Federal Home Loan Bank advances                    6,000               6,000
Note payable                                      10,300              14,050
Other liabilities                                  2,568               2,761
         Total liabilities                       238,031             238,119

Shareholders' equity:
   Common stock, $5 par value; authorized
     4,000,000 shares; issued 3,807,501
     shares                                       19,038              19,038
   Capital surplus                                   109                 119
   Treasury stock at cost, 125,905 shares
     as of June 30, 1998, and 142,007
     shares as of December 31, 1997               (1,777)             (1,752)
   Retained earnings                              21,004              19,230
Accumulated other comprehensive income               128                 119
         Total shareholders' equity               38,502              36,754
         Total liabilities and shareholders'
            equity                           $   276,533             274,873

See accompanying notes to consolidated financial statements.


                           MAHASKA INVESTMENT COMPANY
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars in thousands,                   Three Months Ended   Six Months Ended
 except per share)                             June 30,          June 30,
                                           1998      1997      1998      1997
Interest income:
Interest and fees on loans               $ 3,652     2,999     7,052     5,720
Interest and discount on
  loan pools                               2,191     1,977     4,655     4,417
Interest on bank deposits                     47        14        88        56
Interest on federal funds sold               116        12       223        61
Interest on investment securities:
  Available for sale                         406       460       778       897
  Held to maturity                           226       329       476       678
    Total interest income                  6,638     5,791    13,272    11,829

Interest expense:
Interest on deposits:
   NOW and Super NOW                         176       168       341       333
   Savings                                   557       567     1,101     1,105
   Certificates of deposit                 1,484     1,358     2,944     2,684
Interest on federal funds
   purchased                                   1         8         1        11
Interest on Federal Home
   Loan Bank advances                         90        48       179        51
Interest on note payable                     225       159       479       317
   Total interest expense                  2,533     2,308     5,045     4,501
   Net interest income                     4,105     3,483     8,227     7,328
Provision for loan losses                    177        39       287       167
       Net interest income after
       provision for loan losses           3,928     3,444     7,940     7,161

Noninterest income:
Service charges                              300       272       588       535
Data processing income                        52        62       100       115
Other operating income                        90        97       169       210
Investment security gains                      0        (8)       26        (8)
   Total noninterest income                  442       423       883       852

Noninterest expense:
Salaries and employee benefits
   expense                                 1,173       986     2,330     1,949
Net occupancy expense                        331       288       655       559
FDIC assessment                               12        12        24        18
Professional fees                            163        92       249       189
Other operating expense                      396       418       871       925
Goodwill amortization                        153       159       306       317
   Total noninterest expense               2,228     1,955     4,435     3,957
   Income before income tax expense        2,142     1,912     4,388     4,056
Income tax expense                           768       685     1,584     1,451

       Net income                       $  1,374     1,227     2,804     2,605
                                         --------    ------    ------    ------





Earnings per common share-basic         $   0.37      0.34      0.76      0.71
Earnings per common share-diluted           0.35      0.32      0.72      0.68
Dividends per common share                  0.14      0.12      0.28      0.24

See accompanying notes to consolidated financial statements.


                           MAHASKA INVESTMENT COMPANY
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in thousands)                            Three Months Ended   Six Months Ended
                                                June 30,          June 30,
                                            1998       1997    1998       1997
Net income                             $   1,374      1,227     2,804    2,605
Other Comprehensive Income:
  Unrealized gains (losses) on
  securities available for sale:
    Unrealized holding gains
      (losses) arising during the
      period, net of tax                      (6)       105        23       25
    Less: reclassification adjustment
      for net (gains) losses included
          in net income, net of tax            0          5       (17)       5
Other comprehensive income, net of tax        (6)       110         6       30
Comprehensive income                   $   1,368    $ 1,337   $ 2,810  $ 2,635
                                           -------    ------    ------   ------

See accompanying notes to consolidated financial statements.


                           MAHASKA INVESTMENT COMPANY
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)                                                Six Months Ended
(dollars in thousands)                                         June 30,
                                                        1998             1997
Cash flows from operating activities:
   Net income                                          $  2,804          2,605
   Adjustments to reconcile net income
    to net cash provided by operating
    activities:
     Depreciation and amortization                          607            555
     Provision for loan losses                              287            167
     Investment securities (gains) losses                   (26)             8
     Loss on sale of bank premises and equipment              0             (7)
     Amortization of investment securities premiums          77            123
     Accretion of investment securities and
        loan discounts                                     (207)          (242)
     Decrease in other assets                               154             50
     (Decrease) increase in other liabilities              (199)           465
        Total adjustments                                   693          1,119
        Net cash provided by operating activities         3,497          3,724

Cash flows from investing activities: Investment securities available for sale:
        Proceeds from sales                                 175            994
        Proceeds from maturities                          3,196          3,468
        Purchases                                        (6,772)        (5,540)
   Investment securities held to maturity:
        Proceeds from maturities                          6,348          5,008
        Purchases                                        (3,453)          (548)
   Purchases of loan pool participations                 (5,952)        (8,641)
   Principal recovery on loan pool participations        14,575         12,307
   Net increase in loans                                (14,868)       (14,886)
   Purchases of bank premises and equipment                (323)          (428)
   Proceeds from sale of bank premises
     and equipment                                            0              7
        Net cash used in investing activities            (7,074)        (8,259)

Cash flows from financing activities:
   Net increase (decrease) in deposits                    1,855         (1,293)
   Net increase in federal funds purchased                2,000              0
   Advances on note payable                                 750              0
   Principal payments on note payable                    (4,500)        (1,000)
   Federal Home Loan Bank advances                            0          5,600
   Repayment of Federal Home Loan Bank advances               0         (1,750)
   Dividends paid                                        (1,030)          (882)
   Purchases of treasury stock                             (541)        (1,376)
   Proceeds from exercise of stock options                  506            147





       Net cash used in financing activities               (960)          (554)
         Net decrease in cash and cash equivalents       (4,537)        (5,089)
Cash and cash equivalents at beginning of period         19,195         16,484
Cash and cash equivalents at end of period             $ 14,658         11,395

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
     Interest                                          $  5,024          4,504

         Income taxes                                  $  1,420          1,245
                                                        --------       --------


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

     The accompanying consolidated financial statements (unaudited) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated financial statements (unaudited) be read in conjunction with the Company's most recent audited financial statements and notes thereto. In the opinion of management, the accompanying consolidated financial statements (unaudited) contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1998, and the results of operations for the three months and the six months ended June 30, 1998 and 1997, and changes in cash flows for the six months ended June 30, 1998 and 1997.

2.   Statements of Cash Flows

     In the statements of cash flows, cash and cash equivalents include cash and due from banks, interest-bearing deposits with banks, and federal funds sold.

3.   Income Taxes

     Federal income tax expense for the three months and the six months ended June 30, 1998 and 1997 was computed using the consolidated effective federal tax rate. The Company also recognized income tax expense pertaining to state franchise taxes payable individually by the subsidiary banks.

4.   Earnings Per Common Share

     Basic earnings per common share computations are based on the weighted average number of shares of common stock actually outstanding during the period. The weighted average number of shares for the three-month periods ended June 30, 1998 and 1997 was 3,680,490 and 3,650,779 (restated to reflect the five-for-three stock split effected in the form of a stock dividend which occurred in November 1997), respectively. For the six-month periods ended June 30, 1998 and 1997, the weighted average number of common shares outstanding was 3,676,858 and 3,682,246, respectively. Diluted earnings per share amounts are computed by dividing net income by the weighted average number of shares and all dilutive potential shares outstanding during the period. The computation of diluted earnings per share used a weighted average number of shares outstanding of 3,871,568 and 3,811,518 for the three months ended June 30, 1998 and 1997, respectively, and 3,877,562 and 3,817,943 for the six months ended June 30, 1998 and 1997, respectively.

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

Part I -- Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations.

                        THREE MONTHS ENDED JUNE 30, 1998

     Net income for the Company increased 12 percent to $1,374,000 for the quarter ended June 30, 1998, compared with $1,227,000 for the three months ended June 30, 1997. Basic earnings per share for the second quarter of 1998 were $.37 versus basic earnings of $.34 per share for the second quarter of 1997. Diluted earnings per share for the second quarter of 1998 were $.35 versus diluted earnings per share of $.32 for the second quarter of 1997. All historical per share amounts have been restated to reflect the five-for-three stock split effected in the form of a stock dividend which occurred in November 1997. Actual weighted average shares outstanding were 3,680,490 and 3,650,779 for the second quarter of 1998 and 1997, respectively. The Company's return on average assets for the quarter ended June 30, 1998 was 2.00 percent compared with a return of
1.95 percent for the quarter ended June 30, 1997. The Company had a return on average equity of 14.41 percent for the three months ended June 30, 1998 versus
14.17 percent for the three months ended June 30, 1997.

RESULTS OF OPERATIONS

Net Interest Income

     Net interest income may fluctuate as a result of changes in the volumes of assets and liabilities as well as changes in interest rates. The Company's net interest income for the quarter ended June 30, 1998 increased $621,000 (18 percent) to $4,104,000 from $3,483,000 for the three months ended June 30, 1997. This was mainly due to increased interest income earned on higher loan volumes and interest income and discount on loan pool participations. The increase in total interest income was offset, in part, by additional interest expense related to increased deposits and borrowed funds. Total interest income increased $846,000 (15 percent) in the second quarter of 1998 compared with the same period in 1997. The Company's total interest expense for the quarter increased $225,000 (10 percent) compared with the same period in 1997. The Company's net interest margin (on a federal tax-equivalent basis) for the second quarter of 1998 rose to 6.48 percent from 6.07 percent in the second quarter of 1997. Net interest margin is net return on interest-earning assets and is computed by dividing annualized net interest income by the average of total interest-earning assets for the period. The Company's overall yield on earning assets increased to 10.47 percent for the second quarter of 1998 compared to
10.04 percent for the second quarter of 1997. The rate on interest-bearing liabilities also increased in the second quarter of 1998 to 4.71 percent compared with 4.66 percent for the second quarter of 1997.

     Interest income and fees on loans increased $653,000 (22 percent) in the second quarter of 1998 compared to the same period in 1997 due to higher loan volumes. The average yield on loans rose to 9.50 percent for the second three months of 1998, up from 9.38 percent for the three months ended June 30, 1997. Average loans outstanding were $154,154,000 for the second three months of 1998 compared with $128,246,000 for the second quarter of 1997, an increase of $25,908,000 (20 percent). Each of the Company's subsidiaries (except for Pella State Bank which did not open until December 1997) experienced an increase in average loan volume between the second quarter of 1997 and 1998. Average commercial loan volumes increased $9,515,000 (30 percent), real estate loans averaged $9,890,000 (17 percent) higher, and agricultural loans increased $4,578,000 (19 percent) in average volume for the second quarter of 1998 compared with the second quarter of 1997.

     Loan pool investments provided the Company with $214,000 additional revenue in the second quarter of 1998 compared to the same period in 1997. Interest income and discount collected on the loan pools increased 11 percent in the second quarter of 1998 to $2,191,000 compared with $1,977,000 earned in the second quarter of 1997. The yield on loan pool investments rose to 19.26 percent for the second quarter of 1998 compared with 15.81 percent for the quarter ended June 30, 1997. The average loan pool participation investment balance was $4,531,000 (9 percent) lower in the second quarter of

1998 than in the second quarter of 1997. These loan pool investments are pools of distressed and nonperforming loans that the Company has purchased at a discount from the aggregate outstanding principal amount of the underlying loans. Income is derived from this investment in the form of interest collected and the repayment of the principal in excess of the purchase cost which is herein referred to as "discount" recovery. Interest income and discount recovery on the loan pools is recognized on a "cash" basis by the Company.

     The increase in interest expense for the second quarter of 1998 compared with 1997 was mainly attributable to growth in deposits and an increase in borrowed funds. Interest expense on deposits increased $125,000 (6 percent) in the second quarter of 1998 as average interest-bearing deposits for the period were $7,901,000 (5 percent) greater than in the same period in 1997. Federal Home Loan Bank advances during the second quarter of 1998 averaged $3,304,000 greater in the second quarter of 1998 compared with the second quarter of 1997 resulting in an additional $42,000 in interest expense. Interest expense on the Company's commercial bank line of credit borrowed funds increased $66,000 as the amount borrowed averaged $3,145,000 higher in the second quarter of 1998 compared with the second quarter of 1997. The Company utilized these borrowings to provide operating funds to On-Site Credit Services, Inc. and capital to the newly-chartered Pella State Bank.


Provision for Loan Losses

     The Company's provision for loan loss expense of $177,000 in the second quarter of 1998 was $138,000 greater than in the second quarter of 1997. Management determines an appropriate provision based on its evaluation of the adequacy of the allowance for loan losses in relationship to a continuing review of problem loans, the current economic conditions, actual loss experience and industry trends. During the second quarter of 1998, management deemed it prudent to charge off a loan that has been on a nonaccrual status since August 1996. This loan has been in litigation for an extended period of time and is still unresolved. In view of the charge-off of this credit and the growth of the Company's overall loan portfolio, management increased the amount of the loan loss provision charged to expense in the second quarter of 1998.


Other Income

     Other income results from the charges and fees collected by the Company from its customers for various services performed, data processing income received from nonaffiliated banks, miscellaneous other income and gains (or losses) from the sale of investment securities held in the available for sale category. Total other income increased $19,000 (5 percent) in the second quarter of 1998 compared with 1997, mainly due to higher service charge income from overdraft fees at the bank subsidiaries.

Other Expense

     Total other noninterest expense for the quarter ended June 30, 1998 increased $273,000 (14 percent) compared to noninterest expense for the second quarter of 1997. Other expense includes all the costs incurred to operate the Company except for interest expense, the loan loss provision and income taxes. Salaries and benefits expense for the second quarter of 1998 increased $187,000 (19 percent) over the second quarter of 1997, primarily as a result of the additional employees at the newly-chartered Pella State Bank and also due to increased staffing at other subsidiaries. Net occupancy expenses for the second quarter of 1998 increased $44,000 (15 percent) in comparison to the second quarter of 1997 with most of the increase due to the additional facilities of Pella State Bank. Professional fees increased $71,000 for the second three months of 1998 over the same period in 1997 due to increased legal expenses. Other miscellaneous operating expense decreased by $23,000 (5 percent) in the second quarter of 1998 compared with the three months ended June 30, 1997. Goodwill amortization expense decreased $5,000 (3 percent) in the second quarter of 1998 versus 1997 in accordance with the effective yield method of amortization.


Income Tax Expense

     Income tax expense for the three months ended June 30, 1998, increased $82,000 compared to the amount for the three months ended June 30, 1997, primarily due to the overall increase in taxable income for the period. The effective income tax rate in the second quarter of 1998 was 35.84 percent compared with 35.83 percent in the second quarter of 1997. The Company's effective income tax rate varies from the statutory rate principally due to interest income from tax-exempt securities and loans. Changes in the effective rate for one period in comparison to another are primarily due to changes in the amount of tax-exempt income.


                         SIX MONTHS ENDED JUNE 30, 1998

     The Company's net income for the six months ended June 30, 1998 increased 8 percent to $2,804,000, compared with $2,605,000 for the first half of 1997. Basic earnings per share for the first half of 1998 were $.76 versus basic earnings of $.71 per share for 1997. Diluted earnings per share for the six months ended June 30, 1998 were $.72 versus diluted earnings per share of $.68 in 1997. All historical per share amounts have been restated to reflect the five-for-three stock split effected in the form of a stock dividend which occurred in November 1997. Actual weighted average shares outstanding were 3,676,858 and 3,682,246 for the first six months of 1998 and 1997, respectively. The Company's return on average assets for the half-year ended June 30, 1998 was
2.06 percent compared with a return of 2.09 percent for the first half of 1997. The Company had a return on average equity of 14.95 percent for the six months ended June 30, 1998 versus 15.05 percent for the six months ended June 30, 1997.


RESULTS OF OPERATIONS

Net Interest Income

     The Company's net interest income for the six months ended June 30, 1998 increased $899,000 (12 percent) to $8,226,000 from $7,328,000 for the six months ended June 30, 1997. This was mainly due to increased interest income earned on higher loan volumes and interest income and discount on loan pool participations. The increase in total interest income was offset, in part, by additional interest expense related to increased deposits and borrowed funds. Total interest income increased $1,442,000 (12 percent) in the first half of 1998 compared with the same period in 1997. The Company's total interest expense for the six months ended June 30, 1998 increased $544,000 (12 percent) compared with the same period in 1997. The Company's net interest margin (on a federal tax-equivalent basis) for the six months of 1998 rose to 6.61 percent from 6.47 percent in 1997. The Company's overall yield on earning assets increased to
10.63 percent in 1998 compared to 10.40 percent in 1997. The rate on interest-bearing liabilities also increased in 1998 to 4.75 percent compared with 4.62 percent for 1997.

     Interest income and fees on loans increased $1,332,000 (23 percent) in the first half of 1998 compared to the same period in 1997 due to higher loan volumes. Average loans outstanding were $149,822,000 for the first half of 1998 compared with $123,914,000 for the six months ended June 30, 1997, an increase of $25,908,000 (21 percent). The average yield on loans rose to 9.49 percent for the first half of 1998, up from 9.31 percent for the six months ended June 30, 1997.

     Interest income and discount collected on the loan pools increased 5 percent in the first half of 1998 to $4,655,000 compared with $4,417,000 earned in the first half of 1997. The yield on loan pool investments rose to 19.25 percent in the 1998 period compared with 18.01 percent for the six months ended June 30, 1997. The average loan pool participation investment balance for the first half of 1998 was $48,774,000 compared with $49,459,000 in the first six months of 1997.

     The increase in interest expense for the six months ended June 30, 1998 compared with 1997 was mainly attributable to growth in deposits and an increase in borrowed funds. Average interest-bearing deposits for the first half of 1998 were $9,873,000 (5 percent) greater than in the same period in 1997 resulting in an increase in interest expense on deposits of $264,000. Interest expense on Federal Home Loan Bank advances increased by $128,000 during the first six months of 1998 compared with 1997 as the average balance of these advances rose $4,554,000 in comparison with the first half of 1997. Borrowings on the

Company's commercial bank line of credit which averaged $3,657,000 higher in the first half of 1998 compared with 1997 produced an increase of $162,000 in interest expense for the current period.


Provision for Loan Losses

     The Company's provision for loan loss expense of $287,000 in the first half of 1998 was $120,000 greater than in 1997. Management determines an appropriate provision based on its evaluation of the adequacy of the allowance for loan losses in relationship to a continuing review of problem loans, the current economic conditions, actual loss experience and industry trends. During the second quarter of 1998, management deemed it prudent to charge off a loan that has been on a nonaccrual status since August 1996. This loan has been in litigation for an extended period of time and is still unresolved. In view of the charge-off of this credit and the growth of the Company's overall loan portfolio, management increased the amount of the loan loss provision charged to expense in 1998.


Other Income

     Total other income increased $32,000 (4 percent) in the second quarter of 1998 compared with 1997, mainly due to higher service charge income from overdraft fees at the bank subsidiaries and investment security gains. The additional income was offset, in part, by reduced data processing income from nonaffiliated banks and lower miscellaneous income.


Other Expense

     Total other noninterest expense for the six months ended June 30, 1998 increased $479,000 (12 percent) compared to noninterest expense for the first half of 1997. Salaries and benefits expense for the first half of 1998 increased $381,000 (20 percent) over 1997, primarily as a result of the additional employees at the newly-chartered Pella State Bank and also due to increased staffing at other subsidiaries. Net occupancy expenses for the six months of 1998 increased $97,000 (17 percent) in comparison to 1997 with most of the increase due to the additional facilities of Pella State Bank. Professional fees increased $60,000 for the first half of 1998 over the same period in 1997 due to increased legal expenses. Other miscellaneous operating expense decreased by $54,000 (6 percent) in 1998 compared with the six months ended June 30, 1997. Goodwill amortization expense decreased $11,000 (3 percent) in 1998 versus 1997 in accordance with the effective yield method of amortization.

Income Tax Expense

     Income tax expense for the six months ended June 30, 1998, increased $133,000 compared to the amount for the six months ended June 30, 1997, primarily due to the overall increase in taxable income for the period. The effective income tax rate in the first half of 1998 was 36.10 percent compared with 35.77 percent in the first six months of 1997. The Company's effective income tax rate varies from the statutory rate principally due to interest income from tax-exempt securities and loans. Changes in the effective rate for one period in comparison to another are primarily due to changes in the amount of tax-exempt income.


FINANCIAL CONDITION

     The Company's total assets as of June 30, 1998 were $276,533,000, an increase of $1,660,000 from December 31, 1997. As of June 30, 1998, the Company had federal funds sold of $817,000 compared with $6,815,000 as of December 31, 1997.


Investment Securities

     Investment securities available for sale increased $3,433,000 (15 percent) from December 31, 1997 to the June 30, 1998 total of $26,662,000 as a result of the purchase of securities. Investment securities classified as held to maturity totaled $16,879,000 as of June 30, 1998, a decline of $2,954,000 as securities matured or were called during the six-month period from December 31, 1997. These proceeds were reinvested into securities available for sale.


Loans

     Overall loan volumes continued to increase, with total loans outstanding of $159,031,000 as of June 30, 1998 reflecting growth of $14,699,000 (10 percent)
from December 31, 1997. Most of the growth from December 31, 1997 to June 30, 1998 was spread between real estate, commercial and agricultural loans. Consumer loans outstanding as of the quarter-end declined approximately $259,000 from the December 31, 1997 balance. As of June 30, 1998, the Company's loan to deposit ratio (excluding loan pool investments) was 73.23 percent. This compares with a year-end 1997 loan to deposit ratio of 67.04 percent.


Loan Pool Participations

     As of June 30, 1998, the Company had investments in loan pool participations of $45,703,000, a decline of $8,622,000 (16 percent) from the prior year-end balance. The loan pool investment balance shown as an asset on the Company's Balance Sheet represents the discounted purchase cost of the loan pool participations. The Company actively continues to evaluate and bid on loan pool packages. During the second quarter of 1998, the Company did invest

$5,952,000 in loan pools which were acquired from the FDIC and from a private seller. The loan pool participation investment as of December 31, 1997 was $54,326,000 with the reduction in balance from that date attributable to collections of principal by the loan pool servicer. The average loan pool participation investment of $48,774,000 for the first half of 1998 was 1 percent less than the average balance of $49,459,000 for the first six months of 1997.


Deposits

     Total deposits grew $1,854,000 (1 percent) during the first half of 1998 with the most growth noted in savings and certificate of deposit accounts. Demand deposit accounts as of June 30, 1998 decreased $2,089,000 (10 percent) from December 31, 1997, mostly due to seasonal fluctuation.


Borrowed Funds/Notes Payable

     The Company had Fed Funds purchased of $2,000,000 on June 30, 1998. On December 31, 1997 there were no Fed Funds Purchased. Fixed-rate advances from the Federal Home Loan Bank totaled $6,000,000 as of June 30, 1998 and December 31, 1997. Notes payable decreased to $10,300,000 on June 30, 1998 from $14,050,000 on December 31, 1997 as the Company used a dividend from Mahaska State Bank and cash flow from operations to reduce debt.


Nonperforming Loans

     The Company's nonperforming loans totaled $1,561,000 (.98 percent of total loans) as of June 30, 1998, compared to $1,848,000 (1.28 percent of total loans) as of December 31, 1997. All nonperforming loan totals and related ratios exclude the loan pool investments. The following table presents the categories of nonperforming loans as of June 30, 1998:


                               Nonperforming Loans
                             (dollars in thousands)
                                  June 30, 1998
             Nonaccrual                                  $  533
             Loans 90 days past due                         856
             Renegotiated loans                             160
             Other real estate owned                         12
                                                         $1,561


     From December 31, 1997 to June 30, 1998, nonaccrual loans decreased $394,000, loans ninety days past due increased $334,000, restructured loans decreased $228,000 and other real estate owned remained unchanged. The Company's allowance for loan losses as of June 30, 1998 was $1,736,000, which was 1.09 percent of total loans as of that date. This compares with an allowance for loan losses of $1,816,000 as of December 31, 1997, which was 1.26 percent of total loans. As of June 30, 1998, the allowance for loan losses was 111.22 percent of nonperforming loans compared with 98.24 percent as of December 31, 1997. Management believes that as of June 30, 1998 the allowance for loan losses is adequate. For the three months ended June 30, 1998, the Company recognized a net loan charge-off of $313,000 compared with a recovery of loans previously charged off of $2,000 during the quarter ended June 30, 1997. For the first six months of 1998, the Company experienced net charge- offs of loans totalling $366,000, or .49 percent of average loans outstanding for the period. This compares with net loan charge-offs of $38,000 during the first six months of 1997.


Capital Resources

     As of June 30, 1998, total shareholders' equity as a percentage of total assets was 13.92 percent compared with 13.31 percent as of December 31, 1997. Cash dividends paid to shareholders during the second quarter of 1998 were $.14 per share.

     The Company held 125,905 shares of treasury stock at a cost of $1,777,000 as of June 30, 1998. These shares were repurchased to satisfy options granted under the Company's Stock Incentive Plans. During the second quarter of 1998 the Company reissued 29,786 shares of treasury stock as options were exercised by employees, officers and directors. On January 22, 1998, the Board of Directors voted to continue the Company's stock repurchase plan that provides for the repurchase of up to 200,000 shares through January 31, 1999. The Company repurchased 24,900 shares of its stock during the second quarter of 1998 at a cost of $541,000.

     Under  risk-based  capital  rules,  the Company's  tier 1 capital ratio was
15.57 percent of risk-weighted assets as of June 30, 1998, and was 14.74 percent of risk-weighted assets as of December 31, 1997, compared to a 4.00 percent requirement. Risk-based capital guidelines require the classification of assets and some off- balance sheet items in terms of credit-risk exposure and the measuring of capital as a percentage of the risk-adjusted asset totals. Tier 1 capital is the Company's total common shareholders' equity reduced by goodwill.

     The Company continues to pursue acquisition and expansion opportunities that fit the organization's strategic business and financial plans. There are currently no pending acquisitions that would require the Company to secure capital from public or private markets.


Liquidity

     Liquidity management involves meeting the cash flow requirements of depositors and borrowers. The Company conducts liquidity management on both a daily and long-term basis; and it adjusts its investments in liquid assets based on expected loan demand, projected loan maturities and payments, estimated cash flows from the loan pool participations, expected deposit flows, yields available on interest-bearing deposits, and the objectives of its asset/liability management program. The Company had liquid assets (cash and cash equivalents) of $14,658,000 as of June 30, 1998, compared with $19,195,000 as of December 31, 1997. Some of this decrease is attributable to the additional funding of loans. Investment securities classified as available for sale could be sold to meet liquidity needs, if necessary. Additionally, the bank subsidiaries maintain lines of credit with correspondent banks and the Federal Home Loan Bank that would allow them to borrow federal funds on a short-term basis if necessary. The Company also maintains a line of credit with Harris Trust & Savings Bank of Chicago, Illinois that provides liquidity for the purchase of loan pool participation investments and other corporate needs. Management believes that the Company has sufficient liquidity as of June 30, 1998 to meet the needs of borrowers and depositors.


Market Risk Management

     Market risk is the risk of earnings volatility that results from adverse changes in interest rates and market prices. The Company's market risk is primarily comprised of interest rate risk arising from its core banking activities of lending and deposit taking. Interest rate risk is the risk that changes in market interest rates may adversely affect the Company's net interest income. Management continually develops and applies strategies to mitigate this risk. Management does not believe that the Company's primary market risk exposures and how those exposures were managed in the first half of 1998 changed when compared to 1997.

     The Company uses a third-party computer software simulation modelling program to measure its exposure to potential interest rate changes. For various assumed hypothetical changes in market interest rates, numerous other assumptions are made such as prepayment speeds on loans and securities backed by mortgages, the slope of the Treasury yield curve, the rates and volumes of the Company's deposits and the rates and the volumes of the Company's loans. This analysis measures the estimated change in net interest income in the event of hypothetical changes in interest rates. The following table presents the Company's estimated changes in projected net interest income for the next twelve months for the various rate shock levels at June 30, 1998.

       Interest Rate Movement             $ Change          %Change

       +300 basis points                  $(674,000)          -4%
       +200 bp                             (456,000)          -3%
       +100 bp                             (229,000)          -2%
       Base                                       0            0%
       -100 bp                              227,000           +2%
       -200 bp                              394,000           +3%
       -300 bp                              576,000           +4%

       (Note: 100 basis points (bp) = 1.00%)

As shown above, at June 30, 1998, the effect of an immediate and sustained 300 basis point increase in interest rates would reduce the Company's projected net interest income in the next twelve months by 4 percent or approximately $674,000. The effect of an immediate and sustained 300 basis point decrease in rates would increase the Company's projected net interest income by approximately $576,000 or 4 percent.

     Computations of the prospective effects of hypothetical interest rate changes are based on numerous assumptions. Actual values may differ from those projections set forth above. Further, the computations do not contemplate any actions the Company may undertake in response to changes in rates. Current interest rates on certain liabilities are at a level that does not allow for significant repricing should market interest rates decline significantly.


YEAR 2000 Compliance

     A critical issue has emerged in the banking industry and for the economy overall regarding how existing computer application software programs, operating systems and hardware can accommodate the date value for the year 2000. This issue is an area of major emphasis as management is actively working with its software and hardware vendors to assure that the Company is compliant. The Company has established Year 2000 Committees and Plans at its bank and thrift subsidiaries, and formal project plans have been developed and adopted. Testing and contingency plans have also been developed. The Company purchased a new main-frame computer system that is year 2000 compliant in 1997. This computer system became fully operational in the first quarter of 1998.

     The Company anticipates that it will incur internal staff costs and other expenses related to the enhancements necessary to become year 2000 compliant. Based on the Company's current knowledge, the expense related to year 2000 compliance is not expected to have a material effect on the Company's financial position or results of operations.

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


PART II -- Item 4. Submission of Matters to a Vote of Security
Holders.


     The Company's annual meeting of shareholders was held on April 30, 1998. The record date for determination of shareholders entitled to vote at the meeting was March 2, 1998. There were 3,673,816 shares outstanding as of that date, each such share being entitled to one vote. At the shareholders' meeting the holders of 3,413,621 shares of stock were represented in person or by proxy, which constituted a quorum. The following proposals were voted on at the meeting:

Proposal 1 - Election of Directors:

     The following members of the Company's board of directors were elected to serve for the specified term or until their successors shall have been elected and qualified. Such persons received the number of votes set opposite their names:

                                                                                          VOTE
                                        FOR                    WITHHELD
Three-year term (2001):
      Robert K. Clements             3,396,860                  16,761
      John P. Pothoven               3,399,159                  14,462
      John W. N. Steddom             3,393,191                  20,430


Proposal 2 - Amendment to Articles of Incorporation:

     The proposal to approve an amendment to the Company's Articles of Incorporation to increase to 20,000,000 the aggregate number of authorized shares which the Company shall have the authority to issue was adopted by the following vote:

           FOR                    AGAINST                ABSTAIN
        3,169,655                 214,216                 29,750


Proposal 3 - Approval of 1998 Stock Incentive Plan:

     The proposal to approve the 1998 Stock Incentive Plan was adopted by the following vote of shareholders:

                                                                DEALER
       FOR              AGAINST             ABSTAIN             NON-VOTES
    2,878,647           230,892              74,335             229,747

Proposal 4 - Ratification of Appointment of KPMG Peat Marwick LLP as independent auditor:

     A vote was also taken on the ratification of the appointment of KPMG Peat Marwick LLP as independent auditors of the Company for the fiscal year ending December 31, 1998. The results of the vote were as follows:

                                                                          DEALER
       FOR              AGAINST             ABSTAIN             NON-VOTES
    3,375,154           21,194              17,273                   0


PART II -- Item 5.  Other Information

     On June 30, 1998, the Company and Harris Trust & Savings Bank entered into a Fourth Amendment to the Revolving Loan Agreement dated January 31, 1996. This amendment to the loan agreement is included as Exhibit 10.5.2 to this 10-Q filing.

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

         10.5.2 Fourth Amendment to Revolving Loan Agreement and Revolving Loan Note between Mahaska Investment Company and Harris Trust & Savings Bank dated June 30, 1998.

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

     (b) Reports on Form 8-K -- No reports on Form 8-K were filed during the three months ended June 30, 1998.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          MAHASKA INVESTMENT COMPANY
                                          (Registrant)


August 10, 1998                           /s/ Charles S. Howard
Dated                                     Charles S. Howard
                                          President


August 10, 1998                           /s/ David A. Meinert
Dated                                     David A. Meinert
                                          Executive Vice President and
                                          Chief Financial Officer
                                          (Principal Accounting Officer)

                                   Exhibit 11

                           MAHASKA INVESTMENT COMPANY
                                AND SUBSIDIARIES
                 STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS

                                    Three Months Ended      Six Months Ended
                                         June 30,                June 30,
                                     1998        1997        1998        1997
Earnings per Share
information:

Weighted average number
of shares outstanding
during the year                    3,680,490  3,650,779   3,676,858   3,682,246

Weighted average number
of shares outstanding
during the year including
all dilutive potential
shares                             3,871,568  3,811,518   3,877,562   3,817,943

Net earnings                      $1,374,130  1,227,241   2,803,677   2,605,473

Earnings per share-basic          $     0.37       0.34        0.76        0.71

Earnings per share-diluted        $     0.35       0.32        0.72        0.68
