Form 10-Q/A
period 1998-06-30
MAHASKA INVESTMENT CO
filed 1998-08-18
CIK 741390

AMENDMENT TO

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

This amendment is being sent to include exhibits which are omitted from the June 30, 1998 Form 10Q of Mahaska Investment Company which was filed August 14, 1998. The attached Exhibit 10.5.2 was inadvertently omitted from the Form 10Q filed August 14, 1998. The attached Exhibit 27 - Financial Data Schedule was timely submitted on August 14, 1998 in a separate filing due to difficulties with the electronic filing system. This amendment will unite the Financial Data Schedule with the main text of the Form 10Q.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        MAHASKA INVESTMENT COMPANY
                                        (Registrant)



August 18, 1998                         /s/ Charles S. Howard
Dated                                   Charles S. Howard
                                        President



August 18, 1998                         /s/ David A. Meinert
Dated                                   David A. Meinert
                                        Executive Vice President and
                                        Chief Financial Officer
                                        (Principal Accounting Officer)



                                 Exhibit 10.5.2

                           MAHASKA INVESTMENT COMPANY
                      FOURTH AMENDMENT TO CREDIT AGREEMENT



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

     The Borrower has requested that the Bank extend the Termination Date to June 30, 1999, and make certain other amendments to the Credit Agreement, and the Bank is willing to do so under the terms and conditions set forth in this agreement (herein, the "Amendment").

1.       AMENDMENTS.

     Subject  to the  satisfaction  of the  conditions  precedent  set  forth in
Section 2 below, the Credit Agreement shall be and hereby is amended as follows:

     1.1 The interest rate payable under Section 2.1 of the Credit Agreement shall be reduced and, accordingly, Section 2.1 of the Credit Agreement shall be amended by deleting the phrase "at the rate per annum determined by subtracting (but not below zero) 1/4 of 1% per annum from the Prime Rate as in effect from time to time" appearing in the third and fourth lines thereof and inserting the phrase "at the rate per annum determined by subtracting (but not below zero) 3/8 of 1% per annum from the Prime Rate as in effect from time to time" in lieu thereof.

     1.2 The definition of "Termination Date" appearing in Section 4 of the Credit Agreement shall be amended by deleting the date "June 30, 1998" and inserting the date "June 30, 1999" in lieu thereof.

     1.3 Section 8.1(k) of the Credit Agreement shall be amended and restated in its entirety to read as follows:

     "(k) Charles Howard shall at any time and for any reason ceases to be the Chairman, President and Chief Executive Officer of the Borrower or otherwise ceases to be actively involved in the management of the Borrower; or"

2.       CONDITIONS PRECEDENT.

     The effectiveness of this Amendment is subject to the satisfaction of all of the following conditions precedent:

     (a) The Borrower and the Bank shall have executed and delivered this Amendment.

     (b) Legal matters incident to the execution and delivery of this Amendment shall be satisfactory to the Bank and its counsel.

3.       REPRESENTATIONS.

     In order to induce the Bank to execute and deliver this Amendment, the Borrower hereby represents to the Bank that as of the date hereof the representations and warranties set forth in Section 5 of the Credit Agreement are and shall be and remain true and correct (except that the representations contained in Section 5.5 shall be deemed to refer to the most recent financial statements of the Borrower delivered to the Bank) and the Borrower is in full compliance with all of the terms and conditions of the Credit Agreement and no Default or Event of Default has occurred and is continuing under the Credit Agreement or shall result after giving effect to this Amendment.

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

                           [Signature Page to Follow]


     This Fourth Amendment to Credit Agreement is dated effective as of June 30, 1998.

                                            MAHASKA INVESTMENT COMPANY


                                          By /s/ David A. Meinert
                                            Its Executive Vice President& CFO


     Accepted and agreed to in Chicago, Illinois as of the date and year last above written.

                                            HARRIS TRUST AND SAVINGS BANK


                                          By /s/ Patrick A. Horne
                                            Its Vice President