Form 10-Q
period 1998-09-30
MAHASKA INVESTMENT CO
filed 1998-11-12
CIK 741390

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




FOR QUARTER ENDED                                       COMMISSION FILE NUMBER
SEPTEMBER 30, 1998                                              0-24630





                           MAHASKA INVESTMENT COMPANY
             (Exact Name of Registrant as Specified in its Charter)




          IOWA                                         42-1003699
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

As of October 30, 1998, there were 3,631,344 shares of common stock $5 par value outstanding.

PART I -- Item 1. Financial Statements

                           MAHASKA INVESTMENT COMPANY
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CONDITION

(unaudited)
(dollars in thousands)                            September 30,   December 31,
                                                        1998            1997
                  ASSETS
Cash and due from banks                           $    11,951           10,854
Interest-bearing deposits in banks                         76            1,526
Federal funds sold                                      1,955            6,815

   Cash and cash equivalents                           13,982           19,195
Investment securities:
   Available for sale                                  26,879           23,228
   Held to maturity                                    16,698           19,833
Loans                                                 166,250          144,333
Allowance for loan losses                              (1,873)          (1,816)

   Net loans                                          164,377          142,517

Loan pool participations                               56,250           54,326
Premises and equipment, net                             4,143            4,183
Accrued interest receivable                             3,668            2,927
Other assets                                            2,249            2,502
Goodwill                                                5,703            6,162

      Total assets                              $     293,949          274,873

         LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Demand                                       $      19,815           21,277
   NOW and Super NOW                                   30,406           33,226
   Savings                                             61,338           59,020
   Certificates of deposit                            108,998          101,785

      Total deposits                                  220,557          215,308
Federal funds purchased                                 3,775                0
Federal Home Loan Bank advances                        12,299            6,000
Note payable                                           16,750           14,050
Other liabilities                                       2,635            2,761

      Total liabilities                               256,016          238,119

Shareholders' equity:
   Common stock, $5 par value;
         authorized 4,000,000 shares;
         issued 3,807,501 shares                       19,038           19,038
   Capital surplus                                         80              119
   Treasury stock at cost, 176,157
         shares as of September 30, 1998,
         and 142,007 shares as of
         December 31, 1997                             (2,877)          (1,752)
   Retained earnings                                   21,470           19,230
   Accumulated other comprehensive income                 222              119

      Total shareholders' equity                       37,933           36,754

      Total liabilities and shareholders'
        equity                                  $     293,949          274,873

See accompanying notes to consolidated financial statements.

                           MAHASKA INVESTMENT COMPANY
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

(unaudited)                             Three Months Ended    Nine Months Ended
(dollars in thousands,                     September 30,        September 30,
 except per share)                      1998          1997    1998         1997

Interest income:
   Interest and fees on loans           $ 3,986      3,199    11,038     8,919
   Interest and discount
     on loan pools                        1,527      2,128     6,182     6,545
   Interest on bank deposits                 21         21       109        77
   Interest on federal funds sold            15          2       238        63
   Interest on investment securities:
      Available for sale                    418        413     1,196     1,310
      Held to maturity                      217        295       693       973
         Total interest income            6,184      6,058    19,456    17,887

Interest expense:
   Interest on deposits:
      NOW and Super NOW                     161        168       502       501
      Savings                               553        574     1,654     1,679
      Certificates of deposit             1,533      1,358     4,477     4,042
   Interest on federal funds
          purchased                          10         21        11        32
   Interest on Federal Home Loan
          Bank advances                     101         29       280        80
   Interest on note payable                 271        189       750       506
         Total interest expense           2,629      2,339     7,674     6,840

         Net interest income              3,555      3,719    11,782    11,047

Provision for loan losses                   307        145       594       312

         Net interest income
           after provision for
           loan losses                    3,248      3,574    11,188    10,735

Noninterest income:
   Service charges                          329        311       917       846
   Data processing income                    48         48       148       163
   Other operating income                   138        108       307       318
   Investment security gains (losses)         0          0        26        (8)
         Total noninterest income           515        467     1,398     1,319

Noninterest expense:
   Salaries and employee benefits
         expense                          1,210      1,039     3,540     2,988
   Net occupancy expense                    349        304     1,004       863
   FDIC assessment                           12         12        36        30
   Professional fees                         94        163       343       352
   Other operating expense                  427        444     1,298     1,369
   Goodwill amortization                    153        158       459       475
         Total noninterest expense        2,245      2,120     6,680     6,077

         Income before income
           tax expense                    1,518      1,921     5,906     5,977

Income tax expense                          541        675     2,125     2,126

         Net income                   $     977      1,246     3,781     3,851

Earnings per common share - basic     $    0.27       0.34      1.03      1.05
Earnings per common share - diluted   $    0.26       0.33      0.98      1.01
Dividends per common share            $    0.14       0.12      0.42      0.36

See accompanying notes to consolidated financial statements.


                           MAHASKA INVESTMENT COMPANY
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)                              Three Months Ended    Six Months Ended
(in thousands)                              September 30         September 30,
                                         1998          1997    1998        1997
Net income                            $   977         1,246    3,781      3,851
Other Comprehensive Income:
   Unrealized gains (losses)
    on securities available for sale:
      Unrealized holding gains (losses)
         arising during the period,
         net of tax                        59            50       82         74
        Less: reclassification
          adjustment for net (gains)
          losses included in net income,
          net of tax                        0             0      (17)         5

Other comprehensive income,
  net of tax                               59            50       65         79
Comprehensive income                    1,036         1,296    3,846      3,930

See accompanying notes to consolidated financial statements.


PART I -- Item 1. Financial Statements, Continued


                           MAHASKA INVESTMENT COMPANY
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)                                                Nine Months Ended
(dollars in thousands)                                        September 30,
                                                         1998            1997

Cash flows from operating activities:
         Net income                                  $   3,781          3,851
         Adjustments to reconcile net income
           to net cash provided by operating
           activities:
                  Depreciation and amortization            918            838
                  Provision for loan losses                594            312
                  Investment securities (gains) losses     (26)             8
                  Loss on sale of bank premises and
                    equipment                                0             16
                  Amortization of investment
                    securities premiums                    115            176
                  Accretion of investment securities
                    and loan discounts                    (323)          (398)
                  Increase in other assets                (487)        (1,129)
                  (Decrease) increase in other
                    liabilities                           (184)           823
                      Total adjustments                    607            646
                      Net cash provided by operating
                        activities                       4,388          4,497

Cash flows from investing activities:
         Investment securities available for sale:
                  Proceeds from sales                      175            994
                  Proceeds from maturities               3,479          6,755
                  Purchases                             (7,137)        (6,038)
         Investment securities held to maturity:
                  Proceeds from maturities               6,902          5,904
                  Purchases                             (3,849)          (647)
         Purchases of loan pool participations         (21,029)       (12,775)
         Principal recovery on loan pool
           participations                               19,105         16,218
         Net increase in loans                         (22,145)       (20,813)
         Purchases of bank premises and
           equipment                                      (420)          (583)
         Proceeds from sale of bank premises
           and equipment                                     0              7
                  Net cash used in investing
                  activities                           (24,919)       (10,978)

Cash flows from financing activities:
         Net increase (decrease) in deposits             5,249         (1,801)
         Net increase in federal funds purchased         3,775            300
         Advances on note payable                        7,200          3,300
         Principal payments on note payable             (4,500)        (1,000)
         Federal Home Loan Bank advances                 6,300          5,600
         Repayment of Federal Home Loan
           Bank advances                                    (1)        (3,600)
         Dividends paid                                 (1,542)        (1,316)
         Purchases of treasury stock                    (1,768)        (1,610)
         Proceeds from exercise of stock options           605            184
                  Net cash provided by financing
                  activities                            15,318             57

                  Net decrease in cash and cash
                  equivalents                           (5,213)        (6,424)
Cash and cash equivalents at beginning of
  period                                                19,195         16,484
Cash and cash equivalents at end of period          $   13,982         10,060

Supplemental disclosures of cash flow information:
         Cash paid during the period for:
                  Interest                          $    7,627          6,884
                  Income taxes                      $    2,061          1,964

See accompanying notes to consolidated financial statements.

                           MAHASKA INVESTMENT COMPANY

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.       Adjustments and Reclassifications

The accompanying consolidated financial statements (unaudited) include the accounts and transactions of the Company and its four wholly-owned subsidiaries, Mahaska State Bank, Central Valley Bank, Pella State Bank and On- Site Credit
Services, Inc. All material intercompany balances and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements (unaudited) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated financial statements (unaudited) be read in conjunction with the Company's most recent audited financial statements and notes thereto contained in the 1997 annual report on Form 10-K. In the opinion of management, the accompanying consolidated financial statements (unaudited) contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1998, and the results of operations for the three months and the nine months ended September 30, 1998 and 1997, and changes in cash flows for the nine months ended September 30, 1998 and 1997. Results for the nine months may not be indicative of the results for the entire year.

2.       Statements of Cash Flows

In the statements of cash flows, cash and cash equivalents include cash and due from banks, interest-bearing deposits with banks, and federal funds sold.

3.       Income Taxes

Federal income tax expense for the three months and the nine months ended September 30, 1998 and 1997 was computed using the consolidated effective federal tax rate. The Company also recognized income tax expense pertaining to state franchise taxes payable individually by the subsidiary banks.

4.       Earnings Per Common Share

Basic earnings per common share computations are based on the weighted average number of shares of common stock actually outstanding during the period. The weighted average number of shares for the three-month periods ended September 30, 1998 and 1997 was 3,654,768 and 3,620,953 (restated to reflect the five-for-three stock split effected in the form of a stock dividend which occurred in November 1997), respectively. For the nine-month periods ended September 30, 1998 and 1997, the weighted average number of common shares outstanding was 3,669,414 and 3,661,591, respectively. Diluted earnings per share amounts are computed by dividing net income by the weighted average number of shares and all dilutive potential shares outstanding during the period. The computation of diluted earnings per share used a weighted average number of shares outstanding of 3,832,830 and 3,833,380 for the three months ended September 30, 1998 and 1997, respectively, and 3,864,608 and 3,822,856 for the nine months ended September 30, 1998 and 1997, respectively.

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


Part I -- Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations.


                      THREE MONTHS ENDED SEPTEMBER 30, 1998

Net income for the Company was $977,000 for the quarter ended September 30, 1998, compared with $1,246,000 for the three months ended September 30, 1997. Basic earnings per share for the third quarter of 1998 were $.27 versus basic earnings of $.34 per share for the third quarter of 1997. Diluted earnings per share for the third quarter of 1998 were $.26 versus diluted earnings per share of $.33 for the third quarter of 1997. All historical per share amounts have been restated to reflect the five-for-three stock split effected in the form of a stock dividend which occurred in November 1997. Actual weighted average shares outstanding were 3,654,768 and 3,620,953 for the third quarter of 1998 and 1997, respectively. The Company's return on average assets for the quarter ended September 30, 1998 was 1.39 percent compared with a return of 1.94 percent for the quarter ended September 30, 1997. The Company had a return on average equity of 10.15 percent for the three months ended September 30, 1998 versus 13.94 percent for the three months ended September 30, 1997.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income may fluctuate as a result of changes in the volumes of assets and liabilities as well as changes in interest rates. The Company's net interest income for the quarter ended September 30, 1998 was $3,556,000 compared with $3,720,000 for the three months ended September 30, 1997. The decrease of $164,000 was mainly due to lower interest income and discount collected on loan pool participations in the third quarter of 1998 compared with 1997. Interest and fee income on loans increased $787,000 (25 percent) in the third quarter of 1998 due to higher loan volumes. Total interest income increased $126,000 (2 percent) in the third quarter of 1998 compared with 1997. Total interest expense for the quarter increased $290,000 (12 percent) compared with the same period in 1997 due to the additional deposits and borrowed funds. The Company's net interest margin (on a federal tax-equivalent basis) for the third quarter of 1998 was 5.54 percent compared with 6.37 percent in the third quarter of 1997. Net interest margin is net return on interest-earning assets and is computed by dividing annualized net interest income by the average of total interest-earning assets for the period. Most of the reduction in the net interest margin in the third quarter of 1998 is attributable to the decline in loan pool interest income and discount recovery recorded in the third quarter of 1998 compared with the income recognized in the 1997 period. The Company's overall yield on earning assets was 9.58 percent for the third quarter of 1998 compared to 10.32 percent for the third quarter of 1997. The rate on interest-bearing liabilities increased in the third quarter of 1998 to 4.76 percent compared with 4.66 percent for the third quarter of 1997.

The increase in interest income and fees on loans in the third quarter of 1998 compared to the same period in 1997 was mainly the result of higher loan volumes which produced greater revenues. The average yield on loans rose to 9.67 percent for the third quarter of 1998, up from 9.37 percent for the three months ended September 30, 1997 as the mix of the Company's loan portfolio shifted into higher-yielding commercial loans. Average loans outstanding were $163,574,000 for the third quarter of 1998 compared with $135,375,000 for the third quarter of 1997, an increase of $28,199,000 (21 percent). Each of the Company's subsidiaries (except for Pella State Bank which did not open until December
1997) experienced an increase in average loan volume in the third quarter of 1998 compared with 1997. Average real estate loan volumes increased $12,187,000 (21 percent), commercial loans averaged $9,525,000 (28 percent) higher, and agricultural loans increased $4,787,000 (18 percent) in average volume for the third quarter of 1998 compared with the third quarter of 1997.

Interest income and discount collected on the loan pools was $1,527,000 for the third quarter of 1998 compared with $2,128,000 earned in the third quarter of 1997. The yield on loan pool investments was 12.51 percent for the third quarter of 1998 compared with 17.38 percent for the quarter ended September 30, 1997. The average loan pool participation investment balance was $48,445,000 during the third quarter of 1998 compared with an average balance of $48,589,000 in the third quarter of 1997. These loan pool investments are pools of performing, nonperforming and distressed loans that the Company has purchased at a discount from the aggregate outstanding principal amount of the underlying loans. Income is derived from this investment in the form of interest collected and the repayment of the principal in excess of the purchase cost which is herein referred to as "discount" recovery. Interest income and discount recovery on the loan pools is recognized on a "cash" basis by the Company. Collection expenses incurred by the servicer to collect these loans are netted directly against the income received. The reduction in loan pool income recognized in 1998 compared with 1997 followed a decline in the amount of cash collections in the third quarter of 1998. Since the Company commenced purchases of loan pools in 1988, income recognition on the pools has been uneven.

The increase in interest expense for the third quarter of 1998 compared with 1997 was mainly attributable to growth in deposits and an increase in borrowed funds. Interest expense on deposits increased $147,000 (7 percent) in the third quarter of 1998 as average interest-bearing deposits for the period were $11,328,000 (6 percent) greater than in the same period in 1997. Federal Home Loan Bank advances during the third quarter of 1998 averaged $4,263,000 greater in the third quarter of 1998 compared with the third quarter of 1997 resulting in an additional $71,000 in interest expense. Interest expense on the Company's commercial bank line of credit borrowed funds increased $81,000 as the amount borrowed averaged $4,853,000 higher in the third quarter of 1998 compared with the third quarter of 1997. The Company utilized these borrowings to provide operating funds to On-Site Credit Services, Inc., to repurchase stock to be reissued as stock options are exercised, and to provide capital to the newly-chartered Pella State Bank.
Provision for Loan Losses

The Company's provision for loan loss expense of $307,000 in the third quarter of 1998 was $162,000 greater than in the third quarter of 1997. Management determines an appropriate provision based on its evaluation of the adequacy of the allowance for loan losses in relationship to a continuing review of problem loans, the current economic conditions, actual loss experience and industry trends. During the third quarter of 1998, management deemed it prudent to increase the provision for loan losses due to growth in total loans, as a result of difficulties in the agricultural economy, and due to higher loan charge-offs.


Other Income

Other income results from the charges and fees collected by the Company from its customers for various services performed, data processing income received from nonaffiliated banks, miscellaneous other income and gains (or losses) from the sale of investment securities held in the available for sale category. Total other income increased $47,000 (10 percent) in the third quarter of 1998 compared with 1997, mainly due to the receipt of a settlement of an employee misappropriation of customer funds which occurred in 1995 and was expensed at that time. Higher service charge income from overdraft fees at the bank subsidiaries also contributed to the increase in other income in the current quarter.

Other Expense

Total other noninterest expense for the quarter ended September 30, 1998 increased $124,000 (6 percent) compared to noninterest expense for the third quarter of 1997. Other expense includes all the costs incurred to operate the Company except for interest expense, the loan loss provision and income taxes. Salaries and benefits expense for the third quarter of 1998 increased $171,000 (17 percent) over the third quarter of 1997, primarily as a result of the additional employees at the newly-chartered Pella State Bank and also due to increased staffing at other subsidiaries. Net occupancy expenses for the third quarter of 1998 increased $43,000 (14 percent) in comparison to the third quarter of 1997 with most of the increase due to the additional facilities of Pella State Bank. Professional fees decreased $68,000 for the third quarter of 1998 over the same period in 1997. Other miscellaneous operating expense decreased by $17,000 (4 percent) in the third quarter of 1998 compared with the three months ended September 30, 1997. Goodwill amortization expense decreased $5,000 (3 percent) in the third quarter of 1998 versus 1997 in accordance with the effective yield method of amortization.

Income Tax Expense

Income tax expense for the three months ended September 30, 1998, decreased $134,000 compared to the amount for the three months ended September 30, 1997, primarily due to the overall decrease in taxable income for the period. The effective income tax rate in the third quarter of 1998 was 35.64 percent compared with 35.14 percent in the third quarter of 1997. The Company's effective income tax rate varies from the statutory rate principally due to interest income from tax-exempt securities and loans. Changes in the effective rate for one period in comparison to another are primarily due to changes in the amount of tax-exempt income.

                      NINE MONTHS ENDED SEPTEMBER 30, 1998

The Company's net income for the nine months ended September 30, 1998 was $3,781,000, compared with $3,851,000 for the first nine months of 1997. Basic earnings per share for the nine month period of 1998 were $1.03 versus basic earnings of $1.05 per share for 1997. Diluted earnings per share for the nine months ended September 30, 1998 were $.98 versus diluted earnings per share of $1.01 in 1997. All historical per share amounts have been restated to reflect the five-for-three stock split effected in the form of a stock dividend which occurred in November 1997. Actual weighted average shares outstanding were 3,669,414 and 3,661,591 for the first nine months of 1998 and 1997, respectively. The Company's return on average assets for the period ended September 30, 1998 was 1.83 percent compared with a return of 2.04 percent for the first nine months of 1997. The Company had a return on average equity of
13.32 percent for the nine months ended September 30, 1998 versus 14.67 percent for the nine months ended September 30, 1997.

RESULTS OF OPERATIONS

Net Interest Income

The Company's net interest income for the nine months ended September 30, 1998 increased $735,000 (7 percent) to $11,782,000 from $11,047,000 for the nine months ended September 30, 1997. This was mainly due to increased interest income earned on higher loan volumes. The increase in total interest income was offset, in part, by additional interest expense related to increased deposits and borrowed funds. Total interest income increased $1,569,000 (9 percent) in the first nine months of 1998 compared with the same period in 1997. The Company's total interest expense for the nine months ended September 30, 1998 increased $834,000 (12 percent) compared with the same period in 1997. The Company's net interest margin (on a federal tax-equivalent basis) for the nine months of 1998 was 6.25 percent compared with 6.44 percent in 1997. The Company's overall yield on earning assets was 10.29 percent in 1998 compared to
10.38 percent in 1997. The rate on interest-bearing liabilities increased in 1998 to 4.75 percent compared with 4.63 percent for 1997.

Interest income and fees on loans increased $2,120,000 (24 percent) in the first nine months of 1998 compared to the same period in 1997 due to higher loan volumes. Average loans outstanding were $154,457,000 for the first nine months of 1998 compared with $127,776,000 for the nine months ended September 30, 1997, an increase of $26,681,000 (21 percent). The average yield on loans rose to 9.55 percent for the nine months of 1998, up from 9.33 percent for the nine months ended September 30, 1997.

Interest income and discount collected on the loan pools was $6,182,000 in the nine months of 1998 compared with $6,545,000 earned in the first nine months of 1997. The yield on loan pool investments was 16.98 percent in the 1998 period compared with 17.80 percent for the nine months ended September 30, 1997. The average loan pool participation investment balance for the first nine months of 1998 was $48,663,000 compared with $49,166,000 in the nine months of 1997.

The increase in interest expense for the nine months ended September 30, 1998 compared with 1997 was mainly attributable to growth in deposits and an increase in borrowed funds. Average interest-bearing deposits for the first nine months of 1998 were $10,363,000 (6 percent) greater than in the same period in 1997 resulting in an increase in interest expense on deposits of $411,000. Interest expense on Federal Home Loan Bank advances increased by $200,000 during the first nine months of 1998 compared with 1997 as the average balance of these advances rose $4,456,000 in comparison with the first nine months of 1997. Borrowings on the Company's commercial bank line of credit which averaged $4,060,000 higher in the first nine months of 1998 compared with 1997 produced an increase of $243,000 in interest expense for the current period.


Provision for Loan Losses

The Company's provision for loan loss expense of $594,000 in the first nine months of 1998 was $282,000 greater than in 1997. Management determines an appropriate provision based on its evaluation of the adequacy of the allowance for loan losses in relationship to a continuing review of problem loans, the current economic conditions, actual loss experience and industry trends. Management deemed it prudent to increase the provision for loan losses as a result of the growth of the Company's overall loan portfolio, concerns with the agricultural economy, and due to the increased loan charge-offs in 1998.


Other Income

Total other income increased $78,000 (6 percent) in the first nine months of 1998 compared with 1997, mainly due to higher service charge income from overdraft fees at the bank subsidiaries and due to investment security gains. The additional income was offset, in part, by reduced data processing income from nonaffiliated banks and lower miscellaneous income.

Other Expense

Total other noninterest expense for the nine months ended September 30, 1998 increased $603,000 (10 percent) compared to noninterest expense for the first nine months of 1997. Salaries and benefits expense in 1998 increased $552,000 (18 percent) over 1997, primarily as a result of the additional employees at the newly-chartered Pella State Bank and also due to increased staffing at other subsidiaries. Net occupancy expenses for the nine months of 1998 increased $140,000 (16 percent) in comparison to 1997 with most of the increase due to the additional facilities of Pella State Bank. Other miscellaneous operating expense decreased by $71,000 (5 percent) in 1998 compared with the nine months ended September 30, 1997. Goodwill amortization expense decreased $16,000 (3 percent) in 1998 versus 1997 in accordance with the effective yield method of amortization.

Income Tax Expense

Income tax expense for the nine months ended September 30, 1998, was unchanged compared to the amount for the nine months ended September 30, 1997. The effective income tax rate in the first nine months of 1998 was 35.98 percent compared with 35.57 percent in the first nine months of 1997. The Company's effective income tax rate varies from the statutory rate principally due to interest income from tax-exempt securities and loans. Changes in the effective rate for one period in comparison to another are primarily due to changes in the amount of tax-exempt income.

FINANCIAL CONDITION

The Company's total assets as of September 30, 1998 were $293,949,000, an increase of $19,076,000 from December 31, 1997. As of September 30, 1998, the Company had federal funds sold of $1,955,000 compared with $6,815,000 as of December 31, 1997. Most of the decrease in federal funds sold was utilized to fund loan growth.

Investment Securities

Investment securities available for sale increased $3,651,000 (16 percent) from December 31, 1997 to the September 30, 1998 total of $26,879,000 as a result of the purchase of securities. Investment securities classified as held to maturity totaled $16,698,000 as of September 30, 1998, a decline of $3,135,000 as securities matured or were called during the nine-month period from December 31, 1997. These proceeds were reinvested into securities available for sale.

Loans

Overall loan volumes continued to increase, with total loans outstanding of $166,250,000 as of September 30, 1998 reflecting growth of $21,918,000 (15 percent) from December 31, 1997. Most of the growth from December 31, 1997 to September 30, 1998 was spread between real estate, commercial and agricultural loans. Consumer loans outstanding as of the quarter-end declined approximately $334,000 from the December 31, 1997 balance. As of September 30, 1998, the Company's loan to deposit ratio (excluding loan pool investments) was 75.38 percent. This compares with a year-end 1997 loan to deposit ratio of 67.04 percent.

As of September 30, 1998, the Company had approximately $31,987,000 (19.24 percent) of its loan portfolio in agricultural loans. While this is an increase of $5,488,000 in comparison with the December 31, 1997 agricultural loan total, in most years the maximum level of operating loans occurs in the third and early fourth quarters. Concerns with the agricultural economy have caused management of the Company to require that subsidiary lending officers closely review all ag lines and identify those specific credits that would be more at risk in the event of continued deterioration in the agricultural economy. Contingency plans are being developed for these "weaker" credits that would enable the lending officers to work with these borrowers in an effort to prevent or minimize any potential loss to the Company.

Loan Pool Participations

As of September 30, 1998, the Company had investments in loan pool participations of $56,250,000, an increase of $1,925,000 (4 percent) from the prior year-end balance of $54,326,000. The loan pool investment balance shown as an asset on the Company's Balance Sheet represents the discounted purchase cost of the loan pool participations. The average loan pool participation investment of $48,663,000 for the first nine months of 1998 was 1 percent less than the average balance of $49,166,000 for the first nine months of 1997.

The Company actively continues to evaluate and bid on loan pool packages. During the third quarter of 1998, the Company invested $14,832,000 in loan pools which were acquired from the FDIC and from two private sellers. The pools that were purchased during the quarter were primarily performing credits that were acquired at a higher cost basis. Although the higher cost basis of the acquired pools may result in a decline in the future overall yield on the loan pool investment, management felt that it was prudent to purchase a higher-quality performing loan asset in view of the uncertainty of the current economic environment and the lower risk associated with holding a performing credit.

Loan pool investments by the Company are participation interests in pools of loans owned by the independent servicer. These loan pool investments are not securitized in any manner. The servicer does not securitize these loan packages or perform any collection functions for other outside parties that are involved in securitization activities. The loans owned by the servicer are primarily secured by real estate and do not include significant amounts of unsecured consumer debt obligations. These assets were mainly acquired from other financial institution originators and most were not categorized as subprime credits at the time of origination.

Deposits

Total deposits grew $5,249,000 (2 percent) during the first nine months of 1998 with the most growth noted in higher rate savings and certificate of deposit accounts. Demand deposit accounts and NOW account deposits as of September 30, 1998 decreased $4,281,000 from December 31, 1997, mostly due to seasonal fluctuation.

Borrowed Funds/Notes Payable

The Company had Fed Funds purchased of $3,775,000 on September 30, 1998. On December 31, 1997 there were no Fed Funds Purchased. Fixed-rate advances from the Federal Home Loan Bank totaled $12,299,000 on September 30, 1998 compared with $6,000,000 as of December 31, 1997. The Company has increased its utilization of FHLB advances as a lower-cost, longer-term funding strategy in comparison with customer deposits. Notes payable increased to $16,750,000 on September 30, 1998 from $14,050,000 on December 31, 1997 with the additional funds utilized to purchase loan pool investments, to repurchase outstanding shares of Company stock to be reissued as stock options are exercised and to fund the operating capital needed by the On-Site Credit Services subsidiary.

Nonperforming Loans

The Company's nonperforming loans totaled $1,691,000 (1.02 percent of total loans) as of September 30, 1998, compared to $1,848,000 (1.28 percent of total loans) as of December 31, 1997. All nonperforming loan totals and related ratios exclude the loan pool investments. The following table presents the categories of nonperforming loans as of September 30, 1998:

                               Nonperforming Loans
                             (dollars in thousands)
                               September 30, 1998
        Nonaccrual                                  $1,147
        Loans 90 days past due                         366
        Renegotiated loans                             166
        Other real estate owned                         12
                                                    $1,691

From December 31, 1997 to September 30, 1998, nonaccrual loans increased $220,000, loans ninety days past due decreased $155,000, restructured loans decreased $222,000 and other real estate owned remained unchanged. The Company's allowance for loan losses as of September 30, 1998 was $1,873,000, which was
1.13 percent of total loans as of that date. This compares with an allowance for loan losses of $1,816,000 as of December 31, 1997, which was 1.26 percent of total loans. As of September 30, 1998, the allowance for loan losses was 110.79 percent of nonperforming loans compared with 98.24 percent as of December 31, 1997. Management believes that as of September 30, 1998 the allowance for loan losses is adequate. For the three months ended September 30, 1998, the Company recognized a net loan charge-off of $170,000 compared with a net charge-off of $25,000 during the quarter ended September 30, 1997. For the first nine months of 1998, the Company experienced net charge-offs of loans totalling $536,000, or .46 percent of average loans outstanding for the period. This compares with net loan charge-offs of $63,000 during the first nine months of 1997.


Capital Resources

As of September 30, 1998, total shareholders' equity as a percentage of total assets was 12.90 percent compared with 13.31 percent as of December 31, 1997. Cash dividends paid to shareholders during the third quarter of 1998 were $.14 per share.

The Company held 176,157 shares of treasury stock at a cost of $2,877,000 as of September 30, 1998. These shares were repurchased to satisfy options granted under the Company's Stock Incentive Plans. During the third quarter of 1998 the Company reissued 8,248 shares of treasury stock as options were exercised by employees, officers and directors. On January 22, 1998, the Board of Directors voted to continue the Company's stock repurchase plan that provides for the repurchase of up to 200,000 shares through January 31, 1999. The Company repurchased 58,500 shares of its stock during the third quarter of 1998 at a cost of $1,228,000 (average cost of $20.99 per share).

Under risk-based capital rules, the Company's tier 1 capital ratio was 13.95 percent of risk-weighted assets as of September 30, 1998, and was 14.74 percent of risk-weighted assets as of December 31, 1997, compared to a 4.00 percent requirement. Risk- based capital guidelines require the classification of assets and some off-balance sheet items in terms of credit-risk exposure and the measuring of capital as a percentage of the risk-adjusted asset totals. Tier 1 capital is the Company's total common shareholders' equity reduced by goodwill and including unrealized gains and losses on investment securities classified as available for sale in accordance with FASB 115.

The Company continues to pursue acquisition and expansion opportunities that fit the organization's strategic business and financial plans. There are currently no pending acquisitions that would require the Company to secure capital from public or private markets.

Liquidity

Liquidity management involves meeting the cash flow requirements of depositors and borrowers. The Company conducts liquidity management on both a daily and long-term basis; and it adjusts its investments in liquid assets based on expected loan demand, projected loan maturities and payments, estimated cash flows from the loan pool participations, expected deposit flows, yields available on interest-bearing deposits, and the objectives of its asset/liability management program. The Company had liquid assets (cash and cash equivalents) of $13,982,000 as of September 30, 1998, compared with $19,195,000 as of December 31, 1997. Some of this decrease is attributable to the additional funding of loans. Investment securities classified as available for sale could be sold to meet liquidity needs, if necessary. Additionally, the bank subsidiaries maintain lines of credit with correspondent banks and the Federal Home Loan Bank that would allow them to borrow federal funds on a short-term basis if necessary. The Company also maintains a line of credit with a non-affiliated commercial bank that provides liquidity for the purchase of loan pool participation investments and other corporate needs. Management believes that the Company has sufficient liquidity as of September 30, 1998 to meet the needs of borrowers and depositors.

Market Risk Management

Market risk is the risk of earnings volatility that results from adverse changes in interest rates and market prices. The Company's market risk is primarily comprised of interest rate risk arising from its core banking activities of lending and deposit taking. Interest rate risk is the risk that changes in market interest rates may adversely affect the Company's net interest income. Management continually develops and applies strategies to mitigate this risk. Management does not believe that the Company's primary market risk exposures and how those exposures were managed in the first nine months of 1998 changed when compared to 1997.

The Company uses a third-party computer software simulation modelling program to measure its exposure to potential interest rate changes. For various assumed hypothetical changes in market interest rates, numerous other assumptions are made such as prepayment speeds on loans and securities backed by mortgages, the slope of the Treasury yield curve, the rates and volumes of the Company's deposits and the rates and the volumes of the Company's loans. This analysis measures the estimated change in net interest income in the event of hypothetical changes in interest rates. This analysis of the Company's interest rate risk was presented in the Form 10-K filed by the Company for the year ended December 31, 1997.

YEAR 2000 Compliance

A critical issue has emerged in the banking industry and for the economy overall regarding how existing computer application software programs, operating systems and hardware can accommodate that date value for the year 2000. This issue is an area of major emphasis as management is actively working with its software and hardware vendors to assure that the Company is compliant. Additionally, the Company is working with material non-information system providers, including but not limited to security, telephone, utilities, ATM cards, elevators, heating and cooling systems, check clearing services, teller machines and proof equipment to determine their year 2000 compliance. An assessment of the readiness of vendors, significant customers and other third parties with which the Company does business is also underway.

The Company could be faced with severe consequences if Year 2000 issues are not identified and resolved in a timely manner. A worst-case scenerio would result in the short-term inability to update customer financial records due to unforeseen processing issues. This would result in customers being unable to receive timely information regarding their account balances. In addition, a worst-case scenerio for the Company is that major suppliers of electricity, communication links and outside data processing services may fail in spite of their best efforts to remediate their systems and in spite of our best efforts to test their systems. The major risk as a result of these possibilities would be a loss of customer confidence.

The Company has established Year 2000 Committees and Plans at its bank and thrift subsidiaries, and formal project plans have been developed and adopted. Testing and contingency plans have also been developed and adopted by the Company's subsidiaries. Testing procedures are underway and are expected to be completed prior to December 31, 1998. The Company purchased a new main- frame computer system that is year 2000 compliant in 1997 at a cost of $430,000. This computer system became fully operational in the first quarter of 1998 with the equipment cost being depreciated over a five year period beginning in 1998.

The Company's contingency plans include two components which are business remediation and business resumption. The business remediation plan was developed to mitigate the risk associated with the failure to successfully complete system renovation, validation or implementation of the Company's Year 2000 readiness. This plan pertains to mission-critical systems developed in-house, by outside software vendors, and by third- party service providers. The business resumption plan is designed to be implemented in the event there are system failures at critical dates.

The Company anticipates that it will incur internal staff costs and other expenses related to the enhancements necessary to become Year 2000 compliant. Based on the Company's current knowledge, the expense related to Year 2000 compliance is not expected to have a material effect on the Company's financial position or results of operations. It is estimated that the costs incurred by the Company for Year 2000 compliance will be approximately $20,000, exclusive of costs associated with the new main-frame computer.

Effect of New Accounting Standards

Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, will be effective for the Company beginning January 1, 2000. Management is evaluating the impact the adoption of SFAS No. 133 will have on the Company's consolidated financial statements and expects to adopt SFAS 133 when required.

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

Part II -- Item 6.  Exhibits and Reports on Form 8-K.

(a) The following exhibits are filed with this Report or, if so indicated, incorporated by reference:

         Exhibits

          3.1 Articles of Incorporation of Mahaska Investment Company, As Amended through April 30, 1998.

          3.2 Amended and Restated Bylaws of Mahaska Investment Company, dated July 23, 1998.

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

         10.5.2 Fourth Amendment to Revolving Loan Agreement and Revolving Loan Note between Mahaska Investment
                  Company and Harris Trust & Savings Bank dated
                  June 30, 1998. (f)

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

         (f) Incorporated by reference to the Form 10-Q for the quarter ended June 30, 1998 filed by Mahaska Investment Company.

(b) Reports on Form 8-K -- No reports on Form 8-K were filed during the three months ended September 30, 1998.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       MAHASKA INVESTMENT COMPANY
                                       (Registrant)



November 4, 1998                       /s/ Charles S. Howard
 Dated                                 Charles S. Howard
                                       President



November 4, 1998                       /s/ David A. Meinert
 Dated                                 David A. Meinert
                                       Executive Vice President and
                                       Chief Financial Officer
                                       (Principal Accounting Officer)

                                   Exhibit 11


                           MAHASKA INVESTMENT COMPANY
                                AND SUBSIDIARIES
                 STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS

                                      Three Months Ended     Nine Months Ended
                                        September 30,          September 30,
                                      1998          1997     1998         1997
Earnings per Share Information:

Weighted average number of
  shares outstanding during
  the year                           3,654,768  3,620,953   3,669,414 3,661,591

Weighted average number of
  shares outstanding during
  the year including all
  dilutive potential shares          3,832,830  3,833,380   3,864,608 3,822,856

Net earnings                        $  977,218  1,245,908   3,780,895 3,851,381

Earnings per share - basic          $     0.27       0.34        1.03      1.05

Earnings per share - diluted        $     0.26       0.33        0.98      1.01


                                   Exhibit 3.1
                            ARTICLES OF INCORPORATION
                                       OF
                           MAHASKA INVESTMENT COMPANY
                       (As Amended Through April 30, 1998)


     We, the undersigned, acting as incorporators of a corporation under the Iowa Business Corporation Act, Chapter 496 A, Code of Iowa, 1971, as amended, adopt the following Articles of Incorporation for such corporation:

                                   ARTICLE I.

     The name of the corporation is MAHASKA INVESTMENT COMPANY.

                                   ARTICLE II.

     The period of duration of the corporation shall be perpetual.

                                  ARTICLE III.

     The corporation shall have unlimited power to engage in, and to do, any lawful act concerning any and all lawful business for which corporations may be organized under said Act.

                                   ARTICLE IV.

     The aggregate number of shares which the corporation shall have authority to issue is Twenty Million (20,000,000) shares of common stock of the par value of Five Dollars ($5.00) each.

     A holder or subscriber to shares of the corporation shall be under no obligation to the corporation or its creditors with respect to such shares other than the obligation to pay to the corporation the full consideration for which such shares were issued or are to be issued.

                                   ARTICLE V.

     The address of the initial registered office of the corporation is 110 North Market Street in the City of Oskaloosa, Mahaska County, Iowa, and the name of its initial registered agent at such address is C. A. Williams, Jr.

                                   ARTICLE VI.

     The number of directors of the corporation shall be not less than 5 and not greater than 15, and, effective as of the annual meeting of shareholders of the corporation in 1996, the Board of Directors shall be divided into three classes, designated Class I, Class II, and Class III. Such classes shall be as nearly equal in number as possible. The term of directors of one class shall extend to each annual meeting of shareholders and in all cases as to each director, until his successor shall be elected and shall qualify, or until his earlier resignation, removal from office, death or incapacity. Additional directorships resulting from an increase in number of directors shall be apportioned among the classes as equally as possible. The initial term of office of directors of Class I shall extend to the annual meeting of shareholders in 1997, that of Class II shall extend to the annual meeting in 1998, and that of Class III shall extend to the annual meeting in 1999, and in all cases as to each director until his successor shall be elected and shall qualify or until his earlier resignation, removal from office, death or incapacity. At each annual meeting of shareholders, the number of directors equal to the number of directors of the class whose term extends to the time of such meeting shall be elected to hold office until the third succeeding annual meeting of shareholders after their election. The Board of Directors may, upon a majority vote of its members, increase or decrease the number of directors within the limits set forth above. Any vacancy occurring in the Board of Directors and any directorship to be filled by reason of an increase in the number of directors, may be filled by the affirmative vote of a majority of the remaining directors though less than a quorum of the Board of Directors. Any director elected to fill a vacancy other than by reason of an increase in the number of directors shall be elected for the unexpired term of his or her predecessor in office. Any director elected to fill a vacancy by reason of an increase in the number of directors may continue in office only until the next election of directors by the shareholders.

                                  ARTICLE VII.

     The name and address of each incorporator is as follows:

           Name                                   Address

     R. S. Howard, Jr.             116 Highland Avenue, Oskaloosa, Iowa
     C. A. Williams, Jr.           837 High Avenue East, Oskaloosa, Iowa
     Ralph E. Lyddon               1219 North Third Street, Oskaloosa, Iowa

                                  ARTICLE VIII.

     No contract or other transaction between the corporation and any other corporation shall be affected or invalidated by the fact that any one or more of the directors of this corporation is or are interested in, or is a director or officer, or are directors or officers of such other corporation, and any director or directors, individually or jointly may be a party or parties to or may be interested in any contract or transaction of this corporation or in which this corporation is interested; and no contract, act or transaction of this corporation with any person or persons, firm or association, shall be affected or invalidated by the fact that any director or directors of this corporation is a party, or are parties to, or interested in, such contract, act or transaction, or in any way connected with such person or persons, firm or association, and each and every person who may become a director of this corporation is hereby relieved from any liability that might otherwise exist from contracting with the corporation for the benefit of himself or any firm or corporation in which he may be in any wise interested so long as he acts in good faith and in a manner he reasonably believes to be in or not opposed to the best interests of the corporation.

                                   ARTICLE IX.

     All deeds, mortgages, releases and other instruments in writing affecting real estate which shall be made by the corporation shall be executed and acknowledged in its name by the president or any vice president and attested by the secretary or any assistant secretary with the corporate seal attached.

                                   ARTICLE X.

     The initial bylaws of the corporation shall be adopted by the board of directors which shall have the power to alter, amend or repeal the same or adopt new bylaws at any regular meeting or at any special meeting called for that purpose, and said bylaws may contain provisions restricting the transfer of shares of stock of the corporation.

                                   ARTICLE XI.

     No holder of any shares of the capital stock of the corporation shall have a pre-emptive right to acquire any unissued or treasury shares or securities convertible into such shares or carrying a right to subscribe to or acquire such shares, and any such unissued or treasury shares or securities convertible into such shares or carrying a right to subscribe to or acquire such shares may be issued and disposed of pursuant to resolutions of the Board of Directors to such persons, firms, corporations, or associations and upon such terms and conditions as may be deemed advisable by the Board of Directors in the exercise of its discretion.

                                  ARTICLE XII.

     Any action required or permitted by Chapter 490 of the 1993 Code of Iowa, as amended, or by these Articles or the Bylaws of the corporation, to be taken at a shareholders meeting may be taken without a meeting or vote, and, except as provided below, without prior notice, if one or more written consents describing the action taken are signed by the holders of outstanding shares having not less than 51% of the votes entitled to be cast at a meeting at which all shares entitled to vote on the action were present and voted, and such written consents are delivered to the corporation for inclusion in the minutes or filing with the corporate records; provided, however, that in the event any provision of Chapter 490 of the 1993 Code of Iowa, as amended, requires that notice of proposed action be given to shareholders not entitled to vote and the action is to be taken by consent of the voting shareholders, the corporation shall give all shareholders written notice of the proposed action at least ten days before the action is taken, in the form and in the manner required by Chapter 490 of the 1993 Code of Iowa, as amended. Any such written consent shall bear the date of signature of each shareholder who signs the consent and no written consent shall be effective to take the corporate action referred to in the consent unless, within 60 days of the earliest dated consent delivered in the manner required above to the corporation, written consents signed by a sufficient number of holders to take action are delivered to the corporation. Prompt notice of the taking of corporate action without a meeting by less than unanimous written consent shall be given to those shareholders who have not consented in writing.

      Dated at Oskaloosa, Iowa, this 14th day of February, 1973.


                                        /s/ R. S. Howard, Jr.
                                        R. S. Howard, Jr.


                                        /s/ C. A. Williams, Jr.
                                        C. A. Williams, Jr.


                                        /s/ Ralph E. Lyddon
                                        Ralph E. Lyddon

                                        INCORPORATORS


STATE OF IOWA              )
                           ) SS.
MAHASKA COUNTY             )

     On this 14th day of February, 1973, before me, the undersigned Notary Public, personally appeared R. S. Howard, Jr., C. A. Williams, Jr. and Ralph E. Lyddon, to me known to be the identical persons named in and who executed the foregoing Articles of Incorporation, and acknowledged that they executed the same as their voluntary act and deed.

                                        /s/ Alice M. Parlet
                                        Notary Public in and for said County
                                        and State.

                                   Exhibit 3.2

                           AMENDED AND RESTATED BYLAWS
                                       OF
                           MAHASKA INVESTMENT COMPANY
                                  JULY 23, 1998

                       ARTICLE I. OFFICES OF CORPORATION.

     Section 1. Principal Office. The principal office of the corporation in the State of Iowa shall be located in the City of Oskaloosa, Mahaska County, Iowa. The corporation may have such other offices, either within or without the State of Iowa, as the board of directors may designate or as the business of the corporation may require from time to time.

     Section 2. Registered Office. The registered office of the corporation required by the Iowa Business Corporation Act to be maintained in the State of Iowa may be, but need not be, identical with the principal office in the State of Iowa, and the address of the registered office may be changed from time to time by the board of directors.

                            ARTICLE II. SHAREHOLDERS.

     Section 1. Annual Meeting. The annual meeting of the share holders shall be held on any day in the month of April in each year, other than Sundays and legal holidays, commencing at an hour between 8:00 a.m. and 5:00 p.m. as may be specified from year to year by the board of directors, for the purpose of electing directors and transacting such other business as may properly come before the meeting. If the election of directors shall not be held on the date designated for any annual meeting of the shareholders, or any adjournment thereof, the board of directors shall cause the election to be held at a special meeting of the shareholders as soon thereafter as conveniently may be. If the annual meeting is not held within any eighteen-month period, the District Court of the county wherein the registered office of the corporation is located may, upon the written application of any shareholder, order an annual meeting to be held.

     Section 2. Special Meetings. Special meetings of the shareholders, for any purpose or purposes, unless otherwise prescribed by statute, may be called by the president or by the board of directors, and shall be called by the president at the request of the holders of not less than one-half of all the outstanding shares of the corporation entitled to vote at the meeting.

     Section 3. Place of Meetings. The board of directors may designate any place, either within or without the State of Iowa, as the place of meeting for any annual meeting or for any special meeting called by the board of directors.

     Section 4. Notice of Meetings. Written or printed notice stating the place, day and hour of the meeting and, in case of a special meeting, the purpose or purposes for which the meeting is called, shall be delivered not less than ten nor more than sixty days before the date of the meeting, either personally or by mail, by or at the direction of the president, the secretary, or the officer or persons calling the meeting, to each shareholder of record entitled to vote at such meeting. If mailed, such notice shall be deemed to be delivered when deposited in the United States mail, addressed to the shareholder at his address as it appears on the stock transfer books of the corporation, with postage thereon prepaid. Any shareholder may waive notice of any regular or special meeting of shareholders at any time.

     Section 5. Fixing of Record Date. For the purpose of determining shareholders entitled to notice of or to vote at any meeting of shareholders or any adjournment thereof, or shareholders entitled to receive payment of any dividend, or in order to make a determination of shareholders for any other proper purpose, the board of directors of the corporation may fix in advance a date as the record date for any such determination of shareholders, such date in any case to be not more than seventy days and, in case of a meeting of shareholders, not less than ten days prior to the date on which the particular action, requiring such determination of shareholders, is to be taken. If a record date is not fixed for the determination of shareholders entitled to notice of or to vote at a meeting of shareholders, or shareholders entitled to receive payment of a dividend, the date on which notice of the meeting is mailed or the date on which the resolution of the board of directors declaring such dividend is adopted, as the case may be, shall be the record date for such determination of shareholders. When a determination of shareholders entitled to vote at any meeting of shareholders has been made as provided in this section, such determination shall apply to any adjournment thereof, if the meeting is adjourned to a date within 120 days after the date fixed for the original meeting.

     Section 6. Voting Lists. The officer or agent having charge of the stock transfer books for shares of the corporation shall make, beginning two business days after notice of the meeting is given for which the list was prepared and continuing through the meeting, a complete list of the shareholders entitled to vote at such meeting, or any adjournment thereof, arranged in alphabetical order, with the address of and the number of shares held by each, which list shall be kept on file at the registered office of the corporation and shall be subject to inspection by any shareholder at any time during usual business hours. Such list shall also be produced and kept open at the time and place of the meeting and shall be subject to the inspection of any shareholder during the whole time of the meeting. The original stock transfer book shall be prima facie evidence as to who are the shareholders entitled to examine such list or transfer books or to vote at any meeting of shareholders.

     Section 7. Quorum. A majority of the outstanding shares of the corporation entitled to vote, represented in person or by proxy, shall constitute a quorum at a meeting of shareholders, and if a quorum is present, the affirmative vote of the majority of the shares represented at the meeting and entitled to vote on the subject matter shall be the act of the shareholders, unless the vote of a greater number is required by law or the articles of incorporation. If less than a majority of the outstanding shares are represented at a meeting, a majority of the shares so represented may adjourn the meeting from time to time without further notice. At such adjourned meeting at which a quorum shall be present or represented, any business may be transacted which might have been transacted at the meeting as originally notified. The shareholders present at a duly organized meeting may continue to transact business until adjournment, notwithstanding the withdrawal of enough shareholders to leave less than a quorum.

     Section 8. Proxies. At all meetings of shareholders, a shareholder may vote by proxy executed in writing by the shareholder or by his duly authorized attorney in fact. Such proxy shall be filed with the secretary of the corporation before or at the time of the meeting. No proxy shall be valid after eleven months from the date of its execution, unless otherwise provided in the proxy.

     Section 9. Voting of Shares. Each outstanding share entitled to vote shall be entitled to one vote upon each matter submitted to a vote at a meeting of shareholders.

     Section 10. Voting of Shares by Certain Holders. Shares standing in the name of another corporation may be voted by such officer, agent or proxy as the bylaws of such corporation may prescribe, or, in the absence of such provision, as the board of directors of such corporation may determine.

     Shares held by an administrator, executor, guardian or conservator may be voted by him, either in person or by proxy, without a transfer of such shares into his name. Shares standing in the name of a trustee may be voted by him, either in person or by proxy, but no trustee shall be entitled to vote shares held by him without a transfer of such shares into his name.

     Shares standing in the name of a receiver may be voted by such receiver, and shares held by or under the control of a receiver may be voted by such receiver without the transfer thereof into his name if authority so to do be contained in an appropriate order of the court by which such receiver was appointed.

     A custodian of securities under the Iowa Uniform Gift to Minors Act may vote a security which is custodial property.

     Section 11. Informal Action by Shareholders. Any action required to be taken at a meeting of the shareholders, or any other action which may be taken at a meeting of the shareholders, may be taken without a meeting if a consent in writing, setting forth the action so taken, shall be signed by all of the shareholders entitled to vote with respect to the subject matter thereof.

     Section 12. Meetings of All Shareholders. If all of the shareholders shall meet at any time and place, either within or without the State of Iowa, and consent to the holding of a meeting at such time and place, such meeting shall be valid without call or notice, and at such meeting any corporate action may be taken.

     Section 13. Method of Voting. Voting by shareholders on any question or in any election may be viva voce unless the presiding officer shall order or any shareholders shall demand that voting be by ballot.

                        ARTICLE III. BOARD OF DIRECTORS.

     Section 1. General Powers. The business and affairs of the corporation shall be managed by its board of directors. The board of directors may authorize any officer or officers, agent or agents, to enter into any contract or execute and deliver any instrument in the name of and on behalf of the corporation, and such authority may be general or confined to specific instances.

     Section 2. Number, Tenure and Qualifications. The number of directors of the corporation shall be not less than 5 and not greater than 15, and, effective as of the annual meeting of shareholders of the corporation in 1996, the Board of Directors shall be divided into three classes, designated Class I, Class II, and Class III. Such classes shall be as nearly equal in number as possible. The term of directors of one class shall extend to each annual meeting of shareholders and in all cases as to each director, until his successor shall be elected and shall qualify, or until his earlier resignation, removal from office, death or incapacity. Additional directorships resulting from an increase in number of directors shall be apportioned among the classes as equally as possible. The initial term of office of directors of Class I shall extend to the annual meeting of shareholders in 1997, that of Class II shall extend to the annual meeting in 1998, and that of Class III shall extend to the annual meeting in 1999, and in all cases as to each director until his successor shall be elected and shall qualify or until his earlier resignation, removal from office, death or incapacity. At each annual meeting of shareholders, the number of directors equal to the number of directors of the class whose term extends to the time of such meeting shall be elected to hold office until the third succeeding annual meeting of shareholders after their election. The Board of Directors may, upon a majority vote of its members, increase or decrease the number of directors within the limits set forth above. Directors need not be residents of the State of Iowa or, except as required by the Board of Directors, shareholders of the corporation.

     Section 3. Place and Notice of Meetings. A regular meeting of the board of directors shall be held without other notice than this bylaw immediately after, and at the same place as, the annual meeting of the shareholders. The board of directors may provide, by resolution, the time and place, either within or without the State of Iowa, for the holding of additional regular meetings without other notice than such resolution. Special meetings of the board of directors may be called by or at the request of the president or any two directors. The person or persons authorized to call special meetings of the board of directors may fix any place, either within or without the State of Iowa, as the place for holding any special meeting of the board of directors called by him or them. Notice of any special meeting of the board of directors shall be given at least two days previously thereto by notice delivered personally or mailed to each director at his business address. If mailed, such notice shall be deemed to be delivered when deposited in the United States mail so addressed, with postage thereon prepaid. Any director may waive notice of any meeting. The attendance of a director at a meeting shall constitute a waiver of notice of such meeting unless the director at the beginning of the meeting, or promptly upon the director's arrival, objects to holding the meeting or transacting business at the meeting and does not thereafter vote for or assent to action taken at the meeting. Members of the board of directors, or any committees designated by the board, may participate in a meeting of such board or committee by conference telephone or similar communications equipment by means of which all persons participating in the meeting can simultaneously hear each other during the meeting, and participation in a meeting pursuant to this provision shall constitute presence in person at such meeting.

     Section 4. Quorum. A majority of the total number of directors shall constitute a quorum for the transaction of business at any meeting of the board of directors, but if less than such majority is present at a meeting, a majority of the directors present may adjourn the meeting from time to time without further notice.

     Section 5. Manner of Acting. The act of the majority of the directors present at a meeting at which a quorum is present shall be the act of the board of directors.

     Section 6. Vacancies. Any vacancy occurring in the board of directors may be filled by the affirmative vote of a majority of the remaining directors though less than a quorum of the board of directors. The term of a director elected to fill a vacancy, including a vacancy caused by reason of an increase in the number of directors, shall be filled by the affirmative vote of a majority of the remaining directors, at any regular or special meeting of the board of directors called for that purpose in which a quorum of the board of directors is present, and the director or directors so elected shall serve until the next meeting of the shareholders at which directors are elected.

     Section 7. Compensation. By resolution of the board of directors, the directors may be paid their expenses, if any, of attendance at each meeting of the board of directors, and may be paid such compensation for their services as shall be fixed by the board of directors from time to time. No payment received by any director shall preclude him from serving the corporation in any other capacity and receiving compensation therefor.

     Section 8. Presumption of Assent. A director of the corporation who is present at a meeting of the board of directors or a committee of the board of directors at which action on any corporate matter is taken shall be presumed to have assented to the action taken unless the director objects at the beginning of the meeting or promptly upon the director's arrival to holding it or transacting business at the meeting, the director's dissent or abstention from the action taken is entered in the minutes of the meeting, or the director delivers written notice of the director's dissent or abstention to the presiding officer in the meeting before its adjournment or to the corporation immediately after adjournment of the meeting. The right of dissent or abstention is not available to a director who votes in favor of the action taken.

     Section 9. Informal Action by Directors. Any action required to be taken at a meeting of the directors, or any other action which may be taken at a meeting of the directors, may be taken without a meeting if a consent in writing, setting forth the action so taken, shall be signed by all of the directors entitled to vote with respect to the subject matter thereof.

     Section 10. Committees. The board of directors may designate from among its members an executive committee and one or more other committees and define or limit the extent of authority of each of such committees in compliance with the law and these bylaws.

                              ARTICLE IV. OFFICERS.

     Section 1. Number. The officers of the corporation shall be a president, one or more vice presidents (the number thereof to be determined by the board of directors), a secretary, and a treasurer, each of whom shall be elected by the board of directors. Such other officers, assistant officers and acting officers as may be deemed necessary may be elected or appointed by the board of directors. Any two or more offices may be held by the same person. Officers need not be residents of the State of Iowa or directors or shareholders of the corporation.

     Section 2. Election and Term of Office. The initial officers of the corporation shall be elected by the board of directors at their organization meeting and thereafter the officers shall be elected annually by the board of directors at the first meeting of the board of directors held after each annual meeting of the shareholders. If the election of officers shall not be held at such meeting, such election shall be held as soon thereafter as conveniently may be. Each officer shall hold office until his successor shall have been duly elected and shall have qualified or until his death or until he shall resign or shall have been removed in the manner hereinafter provided.

     Section 3. Removal. Any officer or agent elected or appointed by the board of directors may be removed by the board of directors whenever in its judgment the best interests of the corporation would be served thereby, but such removal shall be without prejudice to the contract rights, if any, of the person so removed.

     Section  4.   Vacancies.   A  vacancy  in  any  office  because  of  death,
resignation, removal, disqualification or otherwise, may be filled by the board of directors for the unexpired portion of the term.

     Section 5. President. The president shall be the principal executive officer of the corporation and, subject to the control of the board of directors, shall in general supervise and control all of the business and affairs of the corporation. He shall, when present, preside at all meetings of the shareholders and of the board of directors. He shall in general perform all duties incident to the office of president and such other duties as may be prescribed by the bylaws or by the board of directors from time to time.

     Section 6. Vice Presidents. In the absence of the president or in the event of his death, inability or refusal to act, the executive vice president (or the vice president in the event of the absence of the executive vice president) shall perform the duties of the president, and when so acting, shall have all the powers of and be subject to all the restrictions upon the president; and in addition thereto, shall perform such other duties as may be assigned to him by the president or by the board of directors or prescribed by the bylaws.

     Section 7. Secretary. The secretary shall: (a) keep the minutes of the shareholders' and of the board of directors' meetings in one or more books provided for that purpose; (b) see that all notices are duly given in accordance with the provisions of these bylaws or as required by law; (c) be custodian of the corporate records and of the seal of the corporation and see that the seal of the corporation is affixed to all documents the execution of which on behalf of the corporation under its seal is duly authorized; (d) work with the transfer agent to keep a register of the post office address of each shareholder which shall be furnished to the secretary by such shareholder; (e) provide assistance to the stock transfer agent in maintaining the stock transfer books of the corporation; and (f) in general perform all duties incident to the office of secretary and such other duties as from time to time may be assigned to him by the president or by the board of directors.

     Section 8. Treasurer. The treasurer shall: (a) have charge and custody of and be responsible for all funds and securities of the corporation; receive and give receipts for moneys due and payable to the corporation from any source whatsoever, and deposit all such moneys in the name of the corporation in such banks, trust companies or other depositories as shall be selected in accordance with the provisions of Article V of these bylaws; and (b) in general perform all of the duties incident to the office of treasurer and such other duties as from time to time may be assigned to him by the president or by the board of directors.

     Section 9. Assistant Secretaries and Assistant Treasurers. The assistant secretaries, when authorized by the board of directors, may sign with the president or a vice president certificates for shares of the corporation the issuance of which shall have been authorized by a resolution of the board of directors. The assistant secretaries and assistant treasurers, in general, shall perform such duties as shall be assigned to them by the secretary or the treasurer, respectively, or by the president or the board of directors.

     Section 10. Other Assistants and Acting Officers. The board of directors shall have the power to appoint any person to act as assistant to any officer, or to perform the duties of such officer whenever for any reason it is impracticable for such officer to act personally, and such assistant or acting officer so appointed by the board of directors shall have the power to perform all the duties of the office to which he is so appointed to be assistant, or as to which he is so appointed to act, except as such power may be otherwise defined or restricted by the board of directors.

     Section 11. Salaries. The salaries of the officers shall be fixed from time to time by the board of directors and no officer shall be prevented from receiving such salary by reason of the fact that he is also a director of the corporation.

               ARTICLE V. WRITTEN INSTRUMENTS, LOANS AND DEPOSITS.

     Section 1. Written Instruments. Subject to the specific directions of the board of directors, all deeds, mortgages, releases and other instruments in writing affecting real estate made by the corporation shall be executed and acknowledged in its name by the president or any vice president and attested by the secretary or any assistant secretary with the corporate seal attached. All other written contracts and agreements to which the corporation shall be a party shall be executed in its name by such officer or officers as shall be authorized by the board of directors. The signatures of the proper officers of the corporation on the bonds, notes, debentures or other evidences of indebtedness of the corporation may be facsimiles and such facsimiles on such instruments shall be deemed the equivalent of and constitute the written signatures of such officers for all purposes including, but not limited to, the full satisfaction of any signature requirements of the laws of the State of Iowa on the bonds, notes, debentures and other evidence of indebtedness of the corporation.

     Section 2. Loans. No loans shall be contracted on behalf of the corporation and no evidences of indebtedness shall be issued in its name unless authorized by a resolution of the board of directors. Such authority may be general or confined to specific instances.

     Section 3. Checks, Drafts, Etc. All checks, drafts or other orders for the payment of money, notes or other evidences of indebtedness issued in the name of the corporation, shall be signed by such officer or officers, agent or agents of the corporation and in such manner as shall from time to time be determined by resolution of the board of directors.

     Section 4. Deposits. All funds of the corporation not otherwise employed shall be deposited from time to time to the credit of the corporation in such banks, trust companies or other depositories as the board of directors may select.

             ARTICLE VI. CERTIFICATES FOR SHARES AND THEIR TRANSFER.

     Section 1. Certificates for Shares. Certificates representing shares of the corporation shall be in such form as shall be determined by the board of directors. Such certificates shall be signed by the president or a vice president and by the secretary or an assistant secretary. All certificates for shares shall be consecutively numbered or otherwise identified. The name and address of the person to whom the shares represented thereby are issued, with the number of shares and date of issue, shall be entered on the stock transfer books of the corporation. All certificates surrendered to the corporation for transfer shall be canceled and no new certificate shall be issued until the former certificate for a like number of shares shall have been surrendered and canceled, except that in case of a lost, destroyed or mutilated certificate a new one may be issued therefor upon such terms and indemnity to the corporation as the board of directors may prescribe.

     Section 2. Transfer of Shares. Transfer of shares of the corporation shall be made only on the stock transfer books of the corporation by the holder of record thereof or by his legal representative, who shall furnish proper evidence of authority to transfer, or by his attorney thereunto authorized by power of attorney duly executed and filed with the secretary of the corporation, and on surrender for cancellation of the certificate for such shares. The person in whose name shares stand on the books of the corporation shall be deemed by the corporation to be the owner thereof for all purposes.

     Section 3. Stock Regulations. The board of directors shall have the power and authority to make all such further rules and regulations not inconsistent with the statutes of Iowa as they may deem expedient concerning the issue, transfer, and registration of certificates representing shares of the corporation.

                            ARTICLE VII. FISCAL YEAR.

     The fiscal year of the Corporation shall be the calendar year commencing with the calendar year 1985.

                            ARTICLE VIII. DIVIDENDS.

     The board of directors may from time to time declare, and the corporation may pay, dividends on its outstanding shares in the manner and upon the terms and conditions provided by law and its articles of incorporation.

                                ARTICLE IX. SEAL.

     The board of directors shall provide a corporate seal which shall be circular in form and shall have inscribed thereon the name of the corporation and the state of incorporation and word, "Seal."

                ARTICLE X. VOTING OF SHARES OWNED BY CORPORATION.

     Subject always to the specific directions of the board of directors, any share or shares of stock issued by any other corporation and owned or controlled by the corporation may be voted at any shareholders' meeting of such other corporation by the president of the corporation if he be present, or in his absence by any vice president of the corporation who may be present. Whenever, in the judgment of the president, or in his absence, of any vice presidents, it is desirable for the corporation to execute a proxy or give a shareholders' consent in respect to any share or shares of stock issued by any other corporation and owned by the corporation, such proxy or consent shall be executed in the name of the corporation by the president or one of the vice presidents of the corporation and shall be attested by the secretary or an assistant secretary of the corporation under the corporate seal without necessity of any authorization by the board of directors. Any person or persons designated in the manner above stated as the proxy or proxies of the corporation shall have full right, power and authority to vote the share or shares of stock issued by such other corporation and owned by the corporation the same as such share or shares might be voted by the corporation.

                          ARTICLE XI. WAIVER OF NOTICE.

     Whenever any notice is required to be given to any shareholder or director of the corporation under the provisions of the articles of incorporation or under the provisions of the Iowa Business Corporation Act, a waiver thereof in writing, signed by the person or persons entitled to such notice, whether before or after the time stated therein, shall be deemed equivalent to the giving of such notice.

                            ARTICLE XII. AMENDMENTS.

     These bylaws may be altered, amended or repealed and new bylaws may be adopted by the board of directors at any regular or special meeting of the board of directors.

                    ARTICLE XIII. INDEMNIFICATION; INSURANCE.

     The corporation shall have the power to make indemnification in the manner and in the instances authorized by Section 490.851 et seq of the Code of Iowa, 1997, as amended from time to time, with the understanding (a) that any reference to the corporation shall include any of its subsidiaries, and (b) that in the judgment of the board of directors the corporation may purchase and maintain insurance on behalf of persons entitled to indemnification as provided in Section 490.857.