Form 10-K
period 1998-12-31
MAHASKA INVESTMENT CO
filed 1999-03-30
CIK 741390

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                            ------------------------

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998       COMMISSION FILE NUMBER 0-24630

                           MAHASKA INVESTMENT COMPANY

                              INCORPORATED IN IOWA
                                   42-1003699
                       I.R.S. Employer Identification No.

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                             Yes  ___      No ___.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 12, 1999, was $42,302,480.

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most recent practicable date, March 12, 1999.

                  3,636,345 shares Common Stock, $5 par value

                      DOCUMENTS INCORPORATED BY REFERENCE

     The Annual Report to Shareholders for the 1998 fiscal year is incorporated by reference into Part I and Part II hereof to the extent indicated in such Parts.

     The definitive proxy statement of Mahaska Investment Company for the 1999 annual meeting of shareholders is incorporated by reference into Part III hereof to the extent indicated in such Part.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                     PART I

                                                                          PAGE
                                                                          ----
Item 1.   BUSINESS....................................................       1
          A. General Description......................................       1
          B. Subsidiaries.............................................       1
          C. Loan Pool Participations.................................       2
          D. Competition..............................................       5
          E. Supervision and Regulation...............................       5
          F. Employees................................................       7
          G. Statistical Disclosure...................................       8

Item 2.   PROPERTIES..................................................      16

Item 3.   LEGAL PROCEEDINGS...........................................      16

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........      16

                                   PART II

Item 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS.......................................      17

Item 6.   SELECTED FINANCIAL DATA.....................................      17

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS.................................      17

Item 7a.  MARKET RISK DISCLOSURE......................................      17

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................      17

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE..................................      17

                                   PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........      18

Item 11.  EXECUTIVE COMPENSATION......................................      18

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT................................................      18

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............      18

                                   PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
            8-K.......................................................      18

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

     The Bank subsidiaries engage in retail and commercial banking and related financial services, providing the usual products and services such as deposits, commercial, real estate, and consumer loans, and trust services. MSB also provides data processing services to affiliated and non-affiliated banks. On-Site provides equipment leasing and accounts receivable financing.

     Since 1988, the Company, either directly or through the Banks, has invested in loan pool participations that have been purchased by certain non-affiliated independent service corporations (collectively, the "Servicer") from the Federal Deposit Insurance Corporation ("FDIC"), the Resolution Trust Corporation ("RTC"), or from other sources. These loan pool investments generally consist of performing, nonperforming, or distressed loans, that have been sold at prices reflecting varying discounts from the aggregate outstanding principal amount of the underlying loans depending on the credit quality of the portfolio. The Servicer collects these loans from the borrowers.

     The Company provides services to the Banks and to On-Site including management assistance, auditing services, human resources administration, marketing assistance and coordination, assistance with respect to accounting and operating systems and procedures, and loan review. Charges for these services are based on the nature and extent of these services.

B. SUBSIDIARIES

     Mahaska State Bank -- MSB is a full-service, commercial bank which was chartered as an Iowa state bank in 1931. The Bank operates in south central Iowa and serves all of Mahaska county from its main bank and two branch offices in Oskaloosa and serves portions of Keokuk and Iowa counties from its branch office in North English. The Bank also maintains one drive-up automated teller machine located in Oskaloosa. The Bank provides a wide array of retail and commercial banking services, including demand, savings and time deposits, loans, trust services, and data processing services to the bank subsidiaries and to three non-affiliated banks. The Bank also provides full-service brokerage services to its customers through an affiliation with an independent broker.

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

C. LOAN POOL PARTICIPATIONS

     The Company, directly and through the Banks, has participation interests in pools of loans currently held and serviced by four separate independent servicing corporations (referred to collectively as the "Servicer"). The four independent servicing corporations are Central States Resources Corporation, Midstates Resources Corporation, All States Resources Corporation, and States Resources Corporation. The Company does not have any ownership interest in or control over these servicing corporations. Two of the independent servicing corporations are owned solely by Randal Vardaman and two are owned by Mr. Vardaman in conjunction with other individuals. Mr. Vardaman has been engaged in credit analysis and loan portfolio management in various positions since 1970. He founded Central States Resources Corporation in 1988 and organized Midstates Resources Corporation in 1991, All States Resources Corporation in 1993, and States Resources Corporation in 1998. Prior to the formation of the servicing corporations, he reviewed various FDIC loan pool packages, participated in the liquidation of certain banking institutions in Iowa, and served as assistant liquidator at the FDIC's Division of Liquidation.

     The Company has invested in loan pools purchased by the Servicer at varying discounts from the aggregate outstanding principal amount of the underlying loans. The loan pools were sold by the FDIC or the RTC acting as conservator, receiver, or liquidator of failed banks and savings and loan institutions, and by other large nonaffiliated banking organizations. The loans comprising the pools were originated throughout the United States. As part of the agreement to purchase participation interests in the loan pools, the Company and its subsidiaries have contracted with the Servicer to service the underlying loans within the respective loan pools which are owned of record by the Servicer. The Servicer also evaluates various loan pools prior to purchase and makes recommendations to the Company concerning the creditworthiness of proposed loan pool purchases and proposes appropriate bids to the Company and any other potential loan pool participants.

     The Servicer has bid on loan pools from various regional offices of the FDIC and the RTC, and from other sources. The Company and the Banks have purchased participation interests in such pools of loans. The purchase prices paid by the Company for loan pool participations have ranged from 5.5% to 97.7% of the aggregate outstanding principal amount of the loans comprising such pools at the time of purchase. The Servicer acquires the loan pools without recourse against the sellers and, accordingly, the risk of noncollectibility is, for the most part, assumed by the Company and any other investors in a particular pool.

     Federal law mandated that after July 1, 1995, the RTC no longer was appointed to act as conservator or liquidator and was phased out of existence by year end 1995; however, the FDIC assumed the RTC's role with respect to failed savings and loans, as well as continuing in its role as conservator for failed banks. While only the FDIC currently offers loan pools, there is no assurance that it will continue to do so. Beginning in 1996, the Servicer successfully bid on packages of loans offered for sale by a large banking organization headquartered in the eastern United States. The Servicer continues to bid on packages offered by the FDIC and large banking organizations throughout the country. Should the opportunity to invest in loan pools not exist in the future, the Company intends to invest available funds in other income producing assets.

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

     Since 1988, the Servicer, on behalf of the Company and other investors, has bid on a large number of loan pools and has been successful in purchasing 65 loan pools. The Company and other investors in the loan pools fund the purchase by the Servicer and each investor receives a percentage interest in the loan pool based on its proportional investment relative to the total purchase price of the pool. Each investor receives a loan pool participation certificate reflecting this interest.

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

     A cost "basis" is assigned to each individual loan acquired on a cents per dollar (discounted price) based on the Servicer's assessment of the recovery potential of each such loan. This methodology assigns a higher basis to performing loans with greater potential collectibility and a lower basis to those loans identified as having little or no potential for collection.

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

     The Company does not recognize as income any accrued interest receivable on the loan pools. Interest income is only recognized when collected and actually remitted to the Company by the Servicer. Many of the pools that have been purchased by the Servicer do not include purchased interest in the cost basis; thus, interest collected does not have a cost basis and represents profit. Interest income collected by the Servicer is reflected in the Company's consolidated financial statements as interest income included as part of interest income and discount on loan pool participations.

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

     The Company's overall cost basis in its loan pool participations represents a discount from the aggregate outstanding principal amount of the loans underlying the pools. For example, as of December 31, 1998 and 1997, such cost basis was $54,510,000 and $54,326,000, respectively, while the contractual outstanding principal amounts of the underlying loans as of such dates were approximately $83,058,000 and $99,948,000, respectively. Because this discounted cost basis inherently reflects the assessed collectibility of the underlying loans and thus creates a built-in reserve against the risk of nonpayment in the loan pools, the Company has not established an allowance for loan losses relating to the loan pool participations. The Company does not include any amounts related to the loan pool participations in its totals of nonperforming loans.

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

D. COMPETITION

     The Company competes in the commercial banking and thrift industries through its subsidiary banks. These industries are highly competitive, and all the bank subsidiaries face strong direct competition for deposits, loans, and other financial-related services. The Banks in Mahaska, Marion, Wapello, Keokuk, Iowa, and Jefferson counties in south central Iowa compete with other commercial banks, other thrifts, credit unions, stockbrokers, finance divisions of auto and farm equipment companies, agricultural suppliers, and other agricultural-related lenders. Some of these competitors are local, while others are statewide or nationwide. The Banks compete for deposits principally by offering depositors a wide variety of deposit programs, convenient office locations, hours and other services, and for loan originations primarily through interest rates and loan fees they charge, the efficiency and quality of services they provide to borrowers and the variety of their loan products. Some of the financial institutions and financial service organizations with which the Banks compete are not subject to the same degree of regulation as that imposed on bank and thrift holding companies, federally insured Iowa-chartered banks, and federal savings banks. As a result, such competitors have advantages over the Banks in providing certain services. As of December 31, 1998, approximately twenty commercial banks, three thrifts, and seven credit unions operated within a 25-mile radius of Oskaloosa, and new competitors may develop that are substantially larger and have significantly greater resources than any of the Banks. Currently, major competitors in certain of the Company's markets include banking subsidiaries of Wells Fargo (Norwest) Corporation, Firstar Corporation of Iowa, Mercantile Bank, U S Bank, and NationsBank. As a result of recently passed federal legislation to allow unlimited interstate branching, the Company may experience heightened competition from these and other major financial institutions seeking to expand their regional banking presence in Iowa.

     The Company also faces competition with respect to its investments in loan pool participations. The Company's financial success to date is largely attributable to the Servicer's ability to determine the loan pools to bid on and ultimately purchase, the availability of assets to fund the purchases and the Servicer's ability to collect on the underlying assets. Investments in loan pools have become increasingly popular in recent years, leading financial institutions and other competitors to become active at loan pool auctions conducted by the FDIC and other sellers. There is no assurance that the Company, through the Servicer, will be able to bid successfully in the future. Certain existing competitors of the Company are substantially larger and have significantly greater financial resources than the Company. Increased participation by new institutions or other investors may also create increased buying interest which could also result in higher bid prices for the type of loan pools considered for investment by the Company. In addition, new and existing competitors may develop due diligence procedures comparable to the Servicer's procedures. The emergence of such competition could have a material adverse effect on the Company's business and financial results. The Company expects that its success in the future will depend more on the performance of its bank subsidiaries and less on the investment in loan pool participations.

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

     The Company and its subsidiaries are affiliates within the meaning of the Federal Reserve Act and OTS regulations. As affiliates, they are subject to certain restrictions on loans by an affiliated bank or thrift (collectively "affiliated banks") to the Company, other affiliated banks or such other subsidiaries, on investments by an affiliated bank in their stock or securities and on an affiliated bank taking such stock and securities as collateral for loans to any borrower. The Company is also subject to certain restrictions with respect to direct issuance, flotation, underwriting, public sale or distribution of certain securities.

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

     Central Valley Bank is subject to the supervision of and is regularly examined by the OTS and is assessed fees by the OTS based upon the thrift's total assets. As a savings institution, CVB must maintain certain minimum capital ratios established by the OTS and is required to meet a qualified thrift lender test (the "QTL") to avoid certain restrictions upon its operations. The QTL was modified by the passage of the Economic Growth and Regulatory Paperwork Reduction Act of 1996. On December 31, 1998, CVB complied with the current minimum capital guidelines and met the QTL test.

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

     Legislation became effective on September 30, 1995 which serves to lessen or remove certain legal barriers to interstate banking and branching by financial institutions. The legislation has resulted in an increase in the nationwide consolidation activity occurring among financial institutions by facilitating interstate bank operations and acquisitions. The legislation does, however, allow states to "opt out" of interstate branching, and at this time it is difficult to predict what effect this legislation might have on the Company.

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

F. EMPLOYEES

     On December 31, 1998, the Company had 111 full-time employees and 26 part-time employees of which 55 full-time and 18 part-time employees were employed by MSB, 30 full-time and 6 part-time employees were employed by CVB, 6 full-time and 1 part-time employees were employed by PSB, 10 full-time employed by On-Site and 10 full-time employees were employed directly by the Company. The Company provides its employees with a comprehensive program of benefits, some of which are on a contributory basis, including comprehensive medical and dental plans, life insurance, long-term and short-term disability coverage, a 401(k) plan, and an employee stock ownership plan. None of the employees are represented by unions. Management considers its relationship with its employees to be excellent.

G. STATISTICAL DISCLOSURE

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

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

     The following table details average balances, interest income/expense and average rates/yield for the Company's earning assets and interest bearing liabilities for the years ended December 31, 1998, 1997 and 1996 reported on a fully tax-equivalent basis assuming a 34% tax rate.

                                                               YEAR ENDED DECEMBER 31,
                           -----------------------------------------------------------------------------------------------
                                       1998                             1997                             1996
                           -----------------------------    -----------------------------    -----------------------------
                                      INTEREST                         INTEREST                         INTEREST
                                       INCOME    AVERAGE                INCOME    AVERAGE                INCOME    AVERAGE
                           AVERAGE      (2)/      RATE/     AVERAGE      (2)/      RATE/     AVERAGE      (2)/      RATE/
                           BALANCE    EXPENSE     YIELD     BALANCE    EXPENSE     YIELD     BALANCE    EXPENSE     YIELD
                           -------    --------   -------    -------    --------   -------    -------    --------   -------
                                                               (DOLLARS IN THOUSANDS)
Average earning assets:
  Loans(1)...............  $157,712   $15,026      9.53%    $131,081   $12,293      9.38%    $105,372   $10,203      9.68%
  Loan pool
    participations.......    49,805     7,970     16.00       49,399     8,474     17.15       50,105     9,097     18.16
  Interest-bearing
    deposits.............     2,359       122      5.20        2,085       108      5.20        5,097       266      5.23
  Investment securities
    available for sale:
    Taxable
       investments.......    25,730     1,617      6.28       26,052     1,705      6.55       20,557     1,348      6.56
  Investment securities
    held to maturity:
    Taxable
       investments.......     9,821       569      5.80       16,421       928      5.65       21,616     1,215      5.62
    Tax exempt
       investments.......     7,265       491      6.75        7,459       486      6.51        9,510       619      6.51
  Federal funds sold.....     6,465       338      5.24        2,375       128      5.39        1,704        92      5.39
                           --------   -------               --------   -------               --------   -------
       Total earning
         assets..........  $259,157   $26,133     10.08     $234,872   $24,122     10.27     $213,961   $22,840     10.67
                           ========   =======               ========   =======               ========   =======
Average interest-bearing
  liabilities:
  Interest-bearing demand
    deposits.............  $ 33,248   $   656      1.97     $ 32,225   $   677      2.10     $ 28,786   $   612      2.13
  Savings deposits.......    59,419     2,241      3.77       59,019     2,259      3.83       53,844     2,058      3.82
  Certificates of
    deposit..............   107,284     6,102      5.69       96,609     5,442      5.63       86,055     4,845      5.63
  Federal funds
    purchased............       201        12      5.87          534        32      5.93          830        48      5.73
  Federal Home Loan Bank
    advances.............     6,840       405      5.92        2,274       138      6.07            0         0      0.00
  Notes payable..........    13,342     1,074      8.05        9,292       764      8.23       11,323       968      8.55
                           --------   -------               --------   -------               --------   -------
       Total
         interest-bearing
         liabilities.....  $220,334   $10,490      4.76     $199,953   $ 9,312      4.66     $180,838   $ 8,531      4.72
                           ========   =======               ========   =======               ========   =======
Net interest income......             $15,643      5.32                $14,810      5.61                $14,309      5.96
                                      =======                          =======                          =======
Net interest margin(3)...                          6.04%                            6.31%                            6.69%
                                                  =====                            =====                            =====

---------------
(1) Average loans outstanding includes the daily average balance of non-performing loans. Interest on these loans does not include additional interest of $108,000, $122,000, and $90,000 for 1998, 1997 and 1996,
    respectively, which would have been accrued based on the original terms of these loans compared to the interest that was actually recorded. Interest earned on loans includes loan fees (which are not material in amount).

(2) Includes interest income and discount realized on loan pool participations.

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

                                                                   YEAR ENDED DECEMBER 31,
                                                 ------------------------------------------------------------
                                                    1998 COMPARED TO 1997           1997 COMPARED TO 1996
                                                  INCREASE/(DECREASE) DUE TO      INCREASE/(DECREASE) DUE TO
                                                 ----------------------------    ----------------------------
                                                 VOLUME      RATE       NET      VOLUME      RATE       NET
                                                 ------      ----       ---      ------      ----       ---
                                                                    (DOLLARS IN THOUSANDS)
INTEREST INCOME FROM AVERAGE-EARNING ASSETS:
  Loans......................................    $2,534     $ 199     $2,733     $2,420     $(330)    $2,090
  Loan pool participations (1)...............        69      (573)      (504)      (127)     (496)      (623)
  Interest-bearing deposits..................        14         0         14       (156)       (2)      (158)
  Investment securities available for sale:
     Taxable investments.....................       (20)      (68)       (88)       360        (3)       357
  Investment securities held to maturity:
     Taxable investments.....................      (382)       23       (359)      (294)        7       (287)
     Tax exempt investments..................       (13)       18          5       (134)        1       (133)
  Federal funds sold.........................       214        (4)       210         36         0         36
                                                 ------     -----     ------     ------     -----     ------
     Total income from earning assets........     2,416      (405)     2,011      2,105      (823)     1,282
                                                 ------     -----     ------     ------     -----     ------
INTEREST EXPENSE OF AVERAGE INTEREST-BEARING
  LIABILITIES:
  Interest-bearing demand deposits...........        21       (42)       (21)        72        (7)        65
  Savings deposits...........................        15       (33)       (18)       198         3        201
  Certificates of deposit....................       606        54        660        595         2        597
  Federal funds purchased....................       (20)        0        (20)       (18)        2        (16)
  Federal Home Loan Bank advances............       271        (4)       267         69        69        138
  Notes payable..............................       327       (17)       310       (168)      (36)      (204)
                                                 ------     -----     ------     ------     -----     ------
     Total expense from interest-bearing
       liabilities...........................     1,220       (42)     1,178        748        33        781
                                                 ------     -----     ------     ------     -----     ------
Net interest income..........................    $1,196     $(363)    $  833     $1,357     $(856)    $  501
                                                 ======     =====     ======     ======     =====     ======

---------------
(1) Includes interest income and discount realized on loan pool participations.

INTEREST RATE SENSITIVITY ANALYSIS

     The following table sets forth the scheduled repricing or maturity of the Company's assets and liabilities as of December 31, 1998, based on the assumptions described below. The effect of these assumptions is to quantify the dollar amount of items that are interest rate-sensitive and can be repriced within each of the periods specified. The table does not necessarily indicate the impact of general interest rate movements on the Company's net interest margin because the repricing of certain categories of assets and liabilities is subject to competitive and other pressures beyond the Company's control. As a result, certain assets and liabilities indicated as maturing or otherwise repricing within a stated period may, in fact, mature or reprice at different times and at different volumes.

                                               THREE      OVER THREE      ONE TO      THREE
                                               MONTHS       MONTHS        THREE       YEARS
                                              OR LESS     TO ONE YEAR     YEARS      OR MORE     TOTAL
                                              -------     -----------     ------     -------     -----
                                                                (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS:
Loans.....................................    $ 73,630     $ 26,256      $ 19,328    $46,213    $165,427
Loan pool participations..................       4,543       13,627        36,340          0      54,510
Interest-bearing deposits in banks........       3,559            0             0          0       3,559
Federal funds sold........................       9,270            0             0          0       9,270
Investment securities:
  Available for sale......................       1,001        3,010        13,860     11,784      29,655
  Held to maturity........................         198        4,298         3,628      5,555      13,679
                                              --------     --------      --------    -------    --------
     Total interest-earning assets........      92,201       47,191        73,156     63,552     276,100
                                              ========     ========      ========    =======    ========
INTEREST-BEARING LIABILITIES:
NOW and Super NOW deposits................      34,214            0             0          0      34,214
Savings deposits..........................      59,758            0             0          0      59,758
Certificates of deposit...................      22,457       56,101        32,507      4,667     115,732
Federal Home Loan Bank advances...........           7        3,020         2,058      2,510       7,595
Notes payable.............................      17,000            0             0          0      17,000
                                              --------     --------      --------    -------    --------
     Total interest-bearing liabilities...     133,436       59,121        34,565      7,177     234,299
                                              ========     ========      ========    =======    ========
Interest sensitivity gap per period.......    $(41,235)    $(11,930)     $ 38,591    $56,375
                                              ========     ========      ========    =======
Cumulative interest sensitivity gap.......    $(41,235)    $(53,165)     $(14,574)   $41,801
                                              ========     ========      ========    =======
Interest sensitivity gap ratio............        0.69%        0.80%         2.12%      8.85%
Cumulative interest sensitivity gap
  ratio...................................        0.69%        0.72%         0.94%      1.18%

     In the table above, NOW and Super NOW deposit account balances and savings deposits are included as interest-bearing liabilities in the three months or less.

     Loan pool participations are included in the interest rate sensitivity analysis using an estimated three-year average life. The historical average for the return of original investment on the pools is approximately 36 months. Given the non-performing aspect of the loan pool portfolio, management feels that the use of contractual weighted-average maturity data is inappropriate.

II. INVESTMENT PORTFOLIO

     The following table sets forth certain information with respect to the book value of the Company's investment portfolio as of December 31, 1998, 1997 and 1996.

                                                                        DECEMBER 31,
                                                                -----------------------------
                                                                 1998       1997       1996
                                                                 ----       ----       ----
                                                                   (DOLLARS IN THOUSANDS)
SECURITIES AVAILABLE FOR SALE:
  U.S. government securities................................    $ 4,603    $ 4,563    $ 5,019
  U.S. government agency securities.........................     16,408     15,313     18,679
  Other investment securities...............................      8,644      3,352      2,785
                                                                -------    -------    -------
     Total securities available for sale....................     29,655     23,228     26,483
                                                                =======    =======    =======
SECURITIES HELD TO MATURITY:
  U.S. government securities................................          0      5,046      8,135
  U.S. government agency securities.........................      1,290      2,885      5,445
  Obligations of states and political subdivisions..........      8,291      6,793      8,904
  Other investment securities...............................      4,098      5,109      5,221
                                                                -------    -------    -------
     Total securities held to maturity......................     13,679     19,833     27,705
                                                                =======    =======    =======
  Total investment securities...............................    $43,334    $43,061    $54,188
                                                                =======    =======    =======

     The following table sets forth the contractual maturities of investment securities as of December 31, 1998, and the weighted average yields (for tax-exempt obligations on a fully tax-equivalent basis assuming a 34% tax rate) of such securities. As of December 31, 1998, the Company held no securities with a book value exceeding 10% of shareholders' equity.

                                                                              MATURITY
                                       ---------------------------------------------------------------------------------------
                                                                AFTER ONE BUT          AFTER FIVE BUT
                                        WITHIN ONE YEAR       WITHIN FIVE YEARS       WITHIN TEN YEARS        AFTER TEN YEARS
                                       -----------------      ------------------      -----------------      -----------------
                                       AMOUNT      YIELD      AMOUNT       YIELD      AMOUNT      YIELD      AMOUNT      YIELD
                                       ------      -----      ------       -----      ------      -----      ------      -----
                                                                       (DOLLARS IN THOUSANDS)
Securities available for sale:
  U.S. government securities.........  $2,020      6.02%      $ 2,583      6.10%      $    0      0.00%           0      0.00%
  U.S. government agency
    securities.......................     990      4.75         9,074      5.90        2,078      5.91        4,266      6.95
  Other investment securities........   1,001      5.61         6,212      5.61            0      0.00        1,431      5.22
                                       ------      ----       -------      ----       ------      ----       ------      ----
    Total............................   4,011      5.61        17,869      5.83        2,078      5.91        5,697      6.52
                                       ------      ----       -------      ----       ------      ----       ------      ----
Securities held to maturity:
  U.S. government agency
    securities.......................       0      0.00             0      0.00          372      6.96          918      7.17
  Obligations of states and political
    subdivisions.....................   1,796      6.68         5,300      6.83          995      6.42          200      7.57
  Other investment securities........   2,700      5.74         1,298      6.02          100      7.15            0      0.00
                                       ------      ----       -------      ----       ------      ----       ------      ----
    Total............................   4,496      6.12         6,598      6.68        1,467      6.61        1,118      7.25
                                       ------      ----       -------      ----       ------      ----       ------      ----
Total investment securities..........  $8,507      5.88%      $24,467      6.06%      $3,545      6.20%      $6,815      6.64%
                                       ======      ====       =======      ====       ======      ====       ======      ====

III. LOAN PORTFOLIO

     The Company's loan portfolio largely reflects the profile of the communities in which it operates. Approximately two-thirds of the total loans as of December 31, 1998, were agricultural, commercial or residential real estate loans. The following table shows the composition of the Company's loan portfolio as of the dates indicated.

                                                                    DECEMBER 31,
                          ------------------------------------------------------------------------------------------------
                                1998                1997                1996                1995                1994
                          ----------------    ----------------    ----------------    ----------------    ----------------
                                     % OF                % OF                % OF                % OF                % OF
                           AMOUNT    TOTAL     AMOUNT    TOTAL     AMOUNT    TOTAL     AMOUNT    TOTAL     AMOUNT    TOTAL
                           ------    -----     ------    -----     ------    -----     ------    -----     ------    -----
                                                               (DOLLARS IN THOUSANDS)
Agricultural............  $ 27,504    16.6%   $ 24,779    17.2%   $ 19,940    17.0%   $ 16,319    18.9%   $ 15,968    21.5%
Commercial..............    38,959    23.6      31,198    21.6      23,613    20.1      22,235    25.7      18,789    25.3
Real estate:
  1-4 family
    residences..........    38,087    23.0      32,341    22.4      27,274    23.2      15,765    18.2      14,261    19.2
  5+ residential
    property............       240     0.1         251     0.2         261     0.2           0     0.0          17     0.0
  Agricultural..........    21,297    12.9      19,647    13.6      16,952    14.4       9,855    11.4       8,443    11.4
  Construction..........     5,956     3.6       4,430     3.1       4,017     3.4       2,502     2.9       1,859     2.5
  Commercial............    17,007    10.3      15,634    10.8      11,895    10.1      10,097    11.7       9,018    12.2
                          --------   -----    --------   -----    --------   -----    --------   -----    --------   -----
  Real estate total.....    82,587    49.9      72,303    50.1      60,399    51.4      38,219    44.2      33,598    45.3
                          --------   -----    --------   -----    --------   -----    --------   -----    --------   -----
Installment.............    12,847     7.8      13,268     9.2      11,522     9.8       7,637     8.8       4,700     6.3
Lease financing.........     3,530     2.1       2,785     1.9       1,942     1.7       2,066     2.4       1,154     1.6
                          --------   -----    --------   -----    --------   -----    --------   -----    --------   -----
    Total loans(1)......  $165,427   100.0%   $144,333   100.0%   $117,416   100.0%   $ 86,475   100.0%   $ 74,209   100.0%
                          ========   =====    ========   =====    ========   =====    ========   =====    ========   =====
Total assets............  $298,389            $274,873            $251,851            $205,162            $186,818
                          ========            ========            ========            ========            ========
Loans to total assets...              55.4%               52.5%               46.6%               42.1%               39.7%

---------------
(1) Total loans do not include the Company's investments in loan pool participations.

     The following table sets forth the remaining maturities for certain loan categories as of December 31, 1998.

                                                                                               TOTAL FOR LOANS
                                                                                                  DUE AFTER
                                                                                              ONE YEAR HAVING:
                                                        DUE IN                               -------------------
                                        DUE WITHIN      ONE TO      DUE AFTER                 FIXED     VARIABLE
                                         ONE YEAR     FIVE YEARS    FIVE YEARS     TOTAL      RATES      RATES
                                        ----------    ----------    ----------     -----      -----     --------
                                                                 (DOLLARS IN THOUSANDS)
Agricultural........................     $23,779       $ 3,380        $  345      $27,504    $ 3,320     $  405
Commercial..........................      25,337        10,921         2,701       38,959     12,682        940
Real estate -- construction.........       3,435         1,961           560        5,956      1,933        588
                                         -------       -------        ------      -------    -------     ------
  Total.............................     $52,551       $16,262        $3,606      $72,419    $17,935     $1,933
                                         =======       =======        ======      =======    =======     ======

     The following table provides information on the Company's non-performing loans as of the dates indicated.

                                                                       DECEMBER 31,
                                                  ------------------------------------------------------
                                                   1998         1997         1996        1995       1994
                                                   ----         ----         ----        ----       ----
                                                                  (DOLLARS IN THOUSANDS)
90 days past due..............................    $  663       $  522       $  625       $134       $ 95
Restructured..................................       164          387          380        409        285
Nonaccrual....................................       561          927        1,085        124        207
                                                  ------       ------       ------       ----       ----
  Total non-performing loans..................    $1,388       $1,836       $2,090       $667       $587
                                                  ======       ======       ======       ====       ====
Ratio of non-performing loans to total
  loans.......................................      0.84%        1.27%        1.78%      0.78%      0.79%

IV. SUMMARY OF LOAN LOSS EXPERIENCE

     The following table sets forth loans charged off and recovered by the type of loan and an analysis of the allowance for loan losses for the years ended December 31, 1998, 1997, 1996, 1995 and 1994.

                                                              YEAR ENDED DECEMBER 31,
                                           --------------------------------------------------------------
                                             1998          1997          1996         1995         1994
                                             ----          ----          ----         ----         ----
                                                               (DOLLARS IN THOUSANDS)
Amount of loans outstanding at end of
  period (net of unearned
  interest)(1).........................    $165,427      $144,333      $117,416      $85,869      $74,015
                                           ========      ========      ========      =======      =======
Average amount of loans outstanding for
  the period (net of unearned
  interest)............................    $157,712      $131,081      $105,372      $81,175      $69,043
                                           ========      ========      ========      =======      =======
Allowance for possible loan losses at
  beginning of period..................    $  1,816      $  1,491      $  1,001      $   881      $   833
                                           --------      --------      --------      -------      -------
CHARGE-OFFS:
  Agricultural.........................         135            19            41           53           42
  Commercial...........................         638            14            10           18          110
  Real estate -- construction..........           0             0             0            0            0
  Real estate -- mortgage..............           0            30             0            2            0
  Installment..........................          63            63            38           18           23
  Lease financing......................           4            11           616            0           14
                                           --------      --------      --------      -------      -------
     Total charge-offs.................         840           137           705           91          189
                                           --------      --------      --------      -------      -------
RECOVERIES:
  Agricultural.........................           1            11             6           24           11
  Commercial...........................           8            18             1            1           36
  Real estate -- construction..........           0             0             0            0            0
  Real estate -- mortgage..............           0             1             0            0            2
  Installment..........................          13            15             8           10            5
  Lease financing......................           0             0            23            8            0
                                           --------      --------      --------      -------      -------
     Total recoveries..................          22            45            38           43           54
                                           --------      --------      --------      -------      -------
Net loans charged off..................         818            92           667           48          135
Provision for possible loan losses.....       1,179           417           987          168          183
Allowance for branch acquisition.......           0             0           170            0            0
                                           --------      --------      --------      -------      -------
Allowance for possible loan losses at
  end of period........................    $  2,177      $  1,816      $  1,491      $ 1,001      $   881
                                           ========      ========      ========      =======      =======
Net loans charged off to average
  loans................................        0.52%         0.07%         0.63%        0.06%        0.20%
Allowance for possible loan losses to
  total loans at end of period.........        1.32%         1.26%         1.27%        1.17%        1.19%

---------------
(1) Loans do not include, and the allowance for loan losses does not include any reserve for, investments in loan pool participations.

     The Company has allocated the allowance for loan losses to provide for the possibility of loan losses being incurred within the categories of loans set forth in the table below. The allocation of the allowance and the ratio of loans within each category to total loans as of the dates indicated are as follows:

                                                           DECEMBER 31,
                       ------------------------------------------------------------------------------------
                                1998                     1997                     1996              1995
                       ----------------------   ----------------------   ----------------------   ---------
                                   PERCENT OF               PERCENT OF               PERCENT OF
                                    LOANS TO                 LOANS TO                 LOANS TO
                       ALLOWANCE     TOTAL      ALLOWANCE     TOTAL      ALLOWANCE     TOTAL      ALLOWANCE
                        AMOUNT       LOANS       AMOUNT       LOANS       AMOUNT       LOANS       AMOUNT
                       ---------   ----------   ---------   ----------   ---------   ----------   ---------
                                                      (DOLLARS IN THOUSANDS)
Agricultural.........   $  361        16.6%      $  312        17.2%      $  254        17.0%      $  262
Commercial...........      514        23.6          392        21.6          300        20.1          248
Real estate --
  mortgage...........    1,086        49.9          910        50.1          766        51.4          392
Installment..........      170         7.8          167         9.2          146         9.8           78
Lease financing......       46         2.1           35         1.9           25         1.7           21
                        ------       -----       ------       -----       ------       -----       ------
    Total............   $2,177       100.0%      $1,818       100.0%      $1,491       100.0%      $1,001
                        ======       =====       ======       =====       ======       =====       ======

                                  DECEMBER 31,
                       -----------------------------------
                          1995               1994
                       ----------   ----------------------
                       PERCENT OF               PERCENT OF
                        LOANS TO                 LOANS TO
                         TOTAL      ALLOWANCE     TOTAL
                         LOANS       AMOUNT       LOANS
                       ----------   ---------   ----------
                             (DOLLARS IN THOUSANDS)
Agricultural.........     18.9%      $  242        21.5%
Commercial...........     25.7          271        25.3
Real estate --
  mortgage...........     44.2          302        45.3
Installment..........      8.8           55         6.3
Lease financing......      2.4           11         1.6
                         -----       ------       -----
    Total............    100.0%      $  881       100.0%
                         =====       ======       =====

V. DEPOSITS

     The following table sets forth the average amount of and the average rate paid on deposits by deposit category for the years ended December 31, 1998, 1997 and 1996.


                                                            YEAR ENDED DECEMBER 31,
                                          ------------------------------------------------------------
                                                1998                  1997                  1996
                                          ----------------      ----------------      ----------------
                                          AVERAGE               AVERAGE               AVERAGE
                                          BALANCE     RATE      BALANCE     RATE      BALANCE     RATE
                                          -------     ----      -------     ----      -------     ----
                                                             (DOLLARS IN THOUSANDS)
Non-interest bearing demand
  deposits............................    $ 19,159    N/A       $ 17,465    N/A       $ 15,653    N/A
Interest-bearing demand (NOW and money
  market).............................      33,248    1.97%       32,225    2.10%       28,785    2.13%
Savings deposits......................      59,419    3.77        59,019    3.83        53,844    3.82
Certificates of deposit...............     107,284    5.69        96,609    5.63        86,056    5.63
                                          --------              --------              --------
  Totals..............................    $219,110    4.11%     $205,318    4.08%     $184,338    4.08%
                                          ========    ====      ========    ====      ========    ====


     The following table summarizes certificates of deposit in amounts of $100,000 or more by time remaining until maturity as of December 31, 1998. These time deposits are made by individuals, corporations and public entities, all of which are located in the Company's market area or are State of Iowa public funds.

                                                                 DECEMBER 31,
                                                                     1998
                                                                 ------------
                                                                (IN THOUSANDS)
Three months or less........................................       $ 7,176
Over three through six months...............................         2,137
Over six months through one year............................         7,094
Over one year...............................................         8,061
                                                                   -------
  Total.....................................................       $24,468
                                                                   =======

VI. RETURN ON EQUITY AND ASSETS

     Various operating and equity ratios for the years indicated are presented below:

                                                         YEAR ENDED DECEMBER 31,
                                                      -----------------------------
                                                      1998        1997        1996
                                                      ----        ----        ----
Return on average total assets....................     1.65%       1.98%       1.93%
Return on average equity..........................    12.16       14.47       13.52
Dividend payout ratio.............................    44.44       34.78       36.50
Average equity to average assets..................    13.54       13.69       14.31
Equity to assets ratio............................    12.81       13.37       13.60
                                                      =====       =====       =====

VII. BORROWED FUNDS

     The following table summarizes the oustanding amount of and the average rate on borrowed funds as of December 31, 1998, 1997 and 1996.

                                                                    DECEMBER 31,
                                        --------------------------------------------------------------------
                                               1998                     1997                     1996
                                        ------------------       ------------------       ------------------
                                                   AVERAGE                  AVERAGE                  AVERAGE
                                        BALANCE     RATE         BALANCE     RATE         BALANCE     RATE
                                        -------    -------       -------    -------       -------    -------
                                                               (DOLLARS IN THOUSANDS)
Note payable(1).....................    $17,000     7.38%        $14,050     8.25%        $ 8,500     8.00%
Federal Home Loan Bank advances.....      7,595     5.68           6,000     5.96               0     0.00
Federal funds purchased.............          0     0.00               0     0.00               0     0.00
                                        -------                  -------                  -------
  Total.............................    $24,595     6.83%        $20,050     7.56%        $ 8,500     8.00%
                                        =======     ====         =======     ====         =======     ====

---------------
(1) The note payable balance at December 31, 1998 consists of advances on a $20,000,000 revolving line of credit. The line has a variable interest rate which currently is three-eighths of a percent below the lender's prime rate. Interest is payable quarterly and the line is due June 30, 1999.

     The maximum amount of borrowed funds outstanding at any month end for the years ended December 31, 1998, 1997, and 1996 were as follows:

                                                        1998       1997       1996
                                                        ----       ----       ----
                                                          (DOLLARS IN THOUSANDS)
Note payable.......................................    $17,000    $14,050    $14,750
Federal Home Loan Bank advances....................     12,299      6,000          0
Federal funds purchased............................      3,775      2,150      5,990
                                                       =======    =======    =======

     The following table sets forth the average amount of and the average rate paid on borrowed funds for the years ended December 31, 1998, 1997 and 1996.

                                                              YEAR ENDED DECEMBER 31,
                                        --------------------------------------------------------------------
                                               1998                     1997                     1996
                                        ------------------       ------------------       ------------------
                                        AVERAGE    AVERAGE       AVERAGE    AVERAGE       AVERAGE    AVERAGE
                                        BALANCE     RATE         BALANCE     RATE         BALANCE     RATE
                                        -------    -------       -------    -------       -------    -------
                                                               (DOLLARS IN THOUSANDS)
Note payable........................    $13,342     8.05%        $ 9,292     8.23%        $11,323     8.55%
Federal Home Loan Bank advances.....      6,840     5.92           2,274     6.07               0     0.00
Federal funds purchased.............        201     5.87             534     5.93             830     5.73
                                        -------                  -------                  -------
  Total.............................    $20,383     7.31%        $12,100     7.72%        $12,153     8.36%
                                        =======     ====         =======     ====         =======     ====

ITEM 2. PROPERTIES

     The Company's headquarters are located at 222 First Avenue East, Oskaloosa, Iowa. This building is a two-story combination office and motor bank and was constructed in 1975. The Company's offices are located on the second floor and MSB leases the first floor and the basement from the Company. The ground floor houses MSB's data processing department and motor bank operation which includes four drive-up lanes and two walk-up windows. The basement contains a meeting room, kitchen, and storage. The bank's lease runs through the year 2005.

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

     Central Valley Bank owns three facilities in the communities of Ottumwa, Fairfield, and Sigourney, Iowa. The Ottumwa building is a single-story brick structure constructed in 1981. The approximately 4,200 square foot building has several offices and a potential for three drive-up lanes, with two presently in operation. The building is located at 116 West Main in Ottumwa's downtown business district. The Fairfield facility is a two-story building located at 58 East Burlington on the southeast corner of the downtown square. The building's three floors have 8,932 total square feet, which is all utilized by CVB. The Sigourney facility located at 112 North Main Street is one-half block northwest of the community's courthouse square in the downtown business district. The 4,596 square foot one-story masonry building was constructed in 1972 as a banking facility with one drive-up window. This building was acquired by CVB in 1996 from Boatmen's Bank, N.A. in conjunction with the purchase of the deposits of the Sigourney office from Boatmen's.

     CVB leases its "In-Store" branch facility in Fairfield. The branch is located in an Easter's Super Value grocery store and occupies approximately 400 square feet of the store. The lease agreement expires in October, 2000 and may be renewed for two additional terms of five years each.

     Pella State Bank owns its facility at 500 Oskaloosa Street in Pella, Iowa. The facility is located approximately six blocks south of the community's main business district on a heavily-traveled thoroughfare that connects the main business district with retail stores located in a developing area on the east side of the city. The one-time restaurant building was acquired in the summer of 1997 and was completely renovated to become a modern banking facility. The facility contains approximately 1,860 square feet of usable space and has two drive-up teller lanes.

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

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     The information appearing on page 43 of the Company's Annual Report, filed as Exhibit 13 hereto, is incorporated herein by reference.

     There were approximately 243 holders of record of the Company's $5 common stock as of March 12, 1999. Additionally, there are an estimated 750 beneficial holders whose stock was held in street name by brokerage houses as of that date. The closing price of the Company's common stock was $16.00 on March 12, 1999.

     The Company increased dividends to common shareholders in 1998 to $.56 per share, a 16.7 percent increase over $.48 for 1997. Dividend declarations are evaluated and determined by the Board of Directors on a quarterly basis. The Company declared a five-for-three stock split effected in the form of a stock dividend payable to shareholders of record as of October 20, 1997. The additional shares resulting from this stock split were issued to shareholders on November 10, 1997. In February 1999, the Board of Directors declared a dividend of $.15 per common share. The Company's loan agreement requires that the Company does not pay any dividends in excess of forty percent of net income without the lenders' permission. Except for certain regulatory restrictions that may affect dividend payments, there are no other restrictions on the Company's present or future ability to pay dividends.

ITEM 6. SELECTED FINANCIAL DATA

     The information appearing on page 1 of the Company's Annual Report, filed as Exhibit 13 hereto, is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information appearing on pages 12 through 19 of the Company's Annual Report, filed as Exhibit 13 hereto, is incorporated herein by reference.

ITEM 7A. MARKET RISK DISCLOSURE

     The information appearing on pages 17 and 18 of the Company's Annual Report, filed as Exhibit 13 hereto, is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information appearing on pages 20 through 40 of the Company's Annual Report, filed as Exhibit 13 hereto, is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Within the twenty-four months prior to the date of the most recent financial statements, there has been no changes in or disagreements with accountants of the Company.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     The following exhibits and financial statement schedules are filed as part of this report:

     (a) 1. Financial Statements: See the financial statements on pages 20 through 40 of the Company's Annual Report, filed as Exhibit 13 hereto, which are incorporated by reference herein.

         2. Exhibits (not covered by independent auditors' report).

           Exhibit 3.1

           Articles of Incorporation, as amended through April 30, 1998, of Mahaska Investment Company. The Articles of Incorporation, as amended, of Mahaska Investment Company are incorporated by reference to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1998.

           Exhibit 3.2

           Bylaws of Mahaska Investment Company. The Amended and Restated Bylaws of Mahaska Investment Company dated July 23, 1998, are incorporated by reference to the Company's quarterly report on Form 10-Q for the Quarter ended September 30, 1998.

           Exhibit 10.1

           Mahaska Investment Company Employee Stock Ownership Plan & Trust as restated and amended. This Plan & Trust is incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

           Exhibit 10.2.1

           1993 Stock Incentive Plan. This 1993 Stock Incentive Plan is incorporated by reference to Form S-1 Registration Number 33-81922 of Mahaska Investment Company.

           Exhibit 10.2.2

           1996 Stock Incentive Plan. This 1996 Stock Incentive Plan is incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

           Exhibit 10.2.3

           1998 Stock Incentive Plan. This 1998 Stock Incentive Plan is incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

           Exhibit 10.3.1

           Midstates Resources Corp. Loan Participation and Servicing Agreement dated December 9, 1992 between Midstates Resources Corp., Mahaska Investment Company and Mahaska State Bank. This Midstates Resources Corp. Agreement is incorporated by Reference to Form S-1 Registration Number 33-81922 of Mahaska Investment Company.

           Exhibit 10.3.2

           Central States Resources Corp. Liquidation Agreement dated April 18, 1988 between Central States Resources Corp., Mahaska State Bank, National Bank & Trust Co., and Randal Vardaman. This Central States Resources Corp. Agreement is incorporated by reference to Form S-1 Registration Number 33-81922 of Mahaska Investment Company.

           Exhibit 10.3.3

           All States Resources Corp. Loan Participation and Servicing Agreement dated September 13, 1993 between All States Resources Corp., Mahaska Investment Company and West Gate Bank. This All States Resources Corp. Agreement is incorporated by reference to Form S-1 Registration Number 33-81922 of Mahaska Investment Company.

           Exhibit 10.5.1

           Revolving Loan Agreement dated January 31, 1996 between Mahaska Investment Company and Harris Trust and Savings Bank. This Loan Agreement is incorporated herein by reference to the Form 8-K report filed by Mahaska Investment Company on February 29, 1996.

           Exhibit 10.5.2

           Fifth Amendment and Waiver to Credit Agreement between Mahaska Investment Company and Harris Trust & Savings Bank dated December 29, 1998.

           Exhibit 11

           Computation of Per Share Earnings

           Exhibit 13

           The Annual Report to Shareholders of Mahaska Investment Company for the 1998 calendar year.

           Exhibit 21

           Subsidiaries

           Exhibit 23

           Consent of Auditor

     The Company will furnish to any shareholder upon request and upon payment of a fee of $.50 per page, a copy of any exhibit. Requests for copies should be directed to Karen K. Baack, Secretary/Treasurer, Mahaska Investment Company, P.O. Box 1104, Oskaloosa, Iowa 52577-1104.

     (b) Reports on Form 8-K: No reports on Form 8-K were required to be filed during the last quarter of 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         MAHASKA INVESTMENT COMPANY
                                         (Registrant)

March 18, 1999                           By: /s/ CHARLES S. HOWARD
                                            -----------------------------------
                                            Charles S. Howard
                                            Chairman, President, Chief Executive
                                            Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/ CHARLES S. HOWARD                                                   March 18, 1999
     -----------------------------------------------------------         -----------------------
     Charles S. Howard                                                            Date
     Director, Chairman of the Board, President and Chief
     Executive Officer

By:  /s/ DAVID A. MEINERT                                                     March 18,1999
     -----------------------------------------------------------         -----------------------
     David A. Meinert                                                             Date
     Director, Executive Vice President and Chief Financial
     Officer (Principal Accounting Officer)

By:  /s/ R. SPENCER HOWARD                                                   March 18, 1999
     -----------------------------------------------------------         -----------------------
     R. Spencer Howard                                                            Date
     Director and Vice President Corporate Planning

By:  /s/ MARTIN L. BERNSTEIN                                                 March 18, 1999
     -----------------------------------------------------------         -----------------------
     Martin L. Bernstein                                                          Date
     Director

By:  /s/ ROBERT K. CLEMENTS                                                  March 18, 1999
     -----------------------------------------------------------         -----------------------
     Robert K. Clements                                                           Date
     Director

By:  /s/ JAMES F. MATHEW                                                     March 18, 1999
     -----------------------------------------------------------         -----------------------
     James F. Mathew                                                              Date
     Director

By:  /s/ JOHN P. POTHOVEN                                                    March 18, 1999
     -----------------------------------------------------------         -----------------------
     John P. Pothoven                                                             Date
     Director

By:  /s/ JOHN W. N. STEDDOM                                                  March 18, 1999
     -----------------------------------------------------------         -----------------------
     John W. N. Steddom                                                           Date
     Director