Form 10-Q
period 1999-03-31
MAHASKA INVESTMENT CO
filed 1999-05-13
CIK 741390

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




FOR QUARTER ENDED                                      COMMISSION FILE NUMBER
 MARCH 31, 1999                                                0-24630





                           MAHASKA INVESTMENT COMPANY
             (Exact Name of Registrant as Specified in its Charter)




          IOWA                                           42-1003699
(State of Incorporation)                   (I.R.S. Employer Identification No.)



                  222 First Avenue East, Oskaloosa, Iowa 52577

                         Telephone Number (515) 673-8448





Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2)has been subject to such filing requirements for the past 90 days.

                   Yes   X                      No

As of April 30, 1999, there were 3,636,345 shares of common stock $5 par value outstanding.

PART I -- Item 1. Financial Statements

                           MAHASKA INVESTMENT COMPANY
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CONDITION

(unaudited)
(dollars in thousands)
                                                         March 30,  December 31,
                                                           1999         1998
                  ASSETS
Cash and due from banks ..........................     $   7,510          9,292
Interest-bearing deposits in banks ...............         1,892          3,559
Federal funds sold ...............................         8,734          9,270
   Cash and cash equivalents .....................     $  18,136         22,121

Investment securities:
   Available for sale ............................        30,456         29,655
   Held to maturity ..............................        14,851         13,679
Loans ............................................       172,198        165,427
Allowance for loan losses ........................        (2,037)        (2,177)
   Net loans .....................................     $ 170,161        163,250

Loan pool participations .........................        50,536         54,510
Premises and equipment, net ......................         3,995          4,043
Accrued interest receivable ......................         3,095          3,175
Other assets .....................................         2,624          2,406
Goodwill .........................................         5,401          5,550
      Total assets ...............................     $ 299,255        298,389

         LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Demand ........................................     $  19,409         23,029
   NOW and Super NOW .............................        33,133         34,214
   Savings .......................................        66,126         59,758
   Certificates of deposit .......................       114,861        115,732
      Total deposits .............................     $ 233,529        232,733

Federal funds purchased ..........................             0              0
Federal Home Loan Bank advances ..................         7,588          7,595
Note payable .....................................        16,200         17,000
Other liabilities ................................         3,194          2,829
      Total liabilities ..........................     $ 260,511        260,157

Shareholders' equity:
   Common stock, $5 par value;
         authorized 4,000,000 shares;
         issued 3,807,501 shares .................     $  19,038         19,038
   Capital surplus ...............................            17             17
   Treasury stock at cost, 171,156
         shares as of March 31, 1999,
         and December 31, 1998 ...................        (2,799)        (2,799)
   Retained earnings .............................        22,418         21,806
   Accumulated other comprehensive income ........            70            170
      Total shareholders' equity .................     $  38,744         38,232

      Total liabilities and shareholders'
                  equity .........................     $ 299,255        298,389

See accompanying notes to consolidated financial statements.

                           MAHASKA INVESTMENT COMPANY
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

(unaudited)                                                 Three Months Ended
(dollars in thousands,                                             March 31,
except per share)                                             1999         1998
Interest income:
   Interest and fees on loans ..........................      $3,774       3,400
   Interest and discount on loan pools .................       2,209       2,464
   Interest on bank deposits ...........................          36          41
   Interest on federal funds sold ......................          97         107
   Interest on investment securities:
      Available for sale ...............................         446         372
      Held to maturity .................................         187         250
         Total interest income .........................      $6,749       6,634

Interest expense:
   Interest on deposits:
      NOW and Super NOW ................................      $  147         165
      Savings ..........................................         562         544
      Certificates of deposit ..........................       1,579       1,460
   Interest on federal funds purchased .................           0           0
   Interest on Federal Home Loan Bank advances .........         108          89
   Interest on note payable ............................         305         254
         Total interest expense ........................       2,701       2,512
             Net interst income ........................       4,048       4,122
             Provision for loan losses .................         167         110
             Net interset income after
                   provision for loan losses ...........      $3,881       4,012

Noninterest income:
   Service charges .....................................      $  304         288
   Data processing income ..............................          50          48
   Other operating income ..............................         138          79
   Investment security gains ...........................           0          26
         Total noninterest income ......................         492         441

Noninterest expense:
   Salaries and employee benefits expense ..............      $1,337       1,157
   Net occupancy expense ...............................         357         324
   FDIC assessment .....................................          12          12
   Professional fees ...................................          86          86
   Other operating expense .............................         614         475
   Goodwill amortization ...............................         149         153
         Total noninterest expense .....................       2,555       2,207
             Income before income tax expense ..........      $1,818       2,246
Income tax expense .....................................         661         816
         Net income ....................................      $1,157       1,430

Earnings per common share - basic ......................      $ 0.32        0.39
Earnings per common share - diluted ....................      $ 0.31        0.37
Dividends per common share .............................      $ 0.15        0.14

See accompanying notes to consolidated financial statements.

                           MAHASKA INVESTMENT COMPANY
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)                                                  Three Months Ended
(in thousands)                                                    March 31,
                                                              1999         1998
Net income ...............................................   $ 1,157      1,430
Other Comprehensive Income:
   Unrealized gains (losses)on
         securities available for sale:
           Unrealized holding gains (losses)
                  arising during the period, net
                  of taxes on income of ($59) in
                  1999 and $12 in 1998 ...................      (100)        20
        Less: reclassification adjustment
                  for gains included in net income,
                  net of taxes on income .................         0          0

Other comprehensive income, net of tax ...................      (100)        20
Comprehensive income .....................................   $ 1,057      1,450

See accompanying notes to consolidated financial statements.

                           MAHASKA INVESTMENT COMPANY
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)                                                  Three Months Ended
(dollars in thousands)                                            March 31,
                                                             1999          1998
Cash flows from operating activities:
         Net income ......................................   $  1,157     1,430
         Adjustments to reconcile net income
           to net cash provided by operating
           activities:
                  Depreciation and amortization ..........        314       303
                  Provision for loan losses ..............        167       110
                  Investment securities gains ............          0       (26)
                  Amortization of investment
                    securities premiums ..................         46        38
                  Accretion of investment securities
                    and loan discounts ...................       (120)     (104)
                  (Increase) decrease in other assets ....       (138)      138
                  Increase in other liabilities ..........        424       366
                           Total adjustments .............        693       825
                           Net cash provided by operating
                             activities ..................   $  1,850     2,255

Cash flows from investing activities:
         Investment securities available for sale:
                  Proceeds from sales ....................          0       175
                  Proceeds from maturities ...............      3,383       185
                  Purchases ..............................     (4,373)      (32)
         Investment securities held to maturity:
                  Proceeds from maturities ...............        644     2,701
                  Purchases ..............................     (1,826)   (1,220)
         Purchases of loan pool participations ...........     (1,628)        0
         Principal recovery on loan pool
           participations ................................      5,602     6,206
         Net increase in loans ...........................     (6,964)   (2,620)
         Purchases of bank premises and equipment ........       (117)     (201)
                  Net cash (used in) provided by
                    investing activities .................   $ (5,279)    5,194

Cash flows from financing activities:
         Net increase in deposits ........................   $    796     3,221
         Advances on note payable ........................        150         0
         Principal payments on note payable ..............       (950)   (3,500)
         Repayment of Federal Home Loan
           Bank advances .................................         (7)        0
         Dividends paid ..................................       (545)     (515)
         Proceeds from exercise of stock options .........          0       106
                           Net cash used in financing
                             activities ..................   $   (556)     (688)

                           Net (decrease) increase in cash
                           and cash equivalents ..........   $ (3,985)    6,761

Cash and cash equivalents at beginning of
  period .................................................   $ 22,121    19,195
Cash and cash equivalents at end of period ...............   $ 18,136    25,956

Supplemental disclosures of cash flow information:
         Cash paid during the period for:
                  Interest ...............................   $  2,732     2,533
                  Income taxes ...........................   $    229       114

See accompanying notes to consolidated financial statements.

                           MAHASKA INVESTMENT COMPANY

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.       Basis of Presentation

The accompanying consolidated financial statements include the accounts and transactions of the Company and its four wholly-owned subsidiaries, Mahaska State Bank, Central Valley Bank, Pella State Bank and On-Site Credit Services, Inc. All material intercompany balances and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Companys most recent audited financial statements and notes thereto. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1999, and the results of operations for the three months ended March 31, 1999 and 1998, and changes in cash flows for the three months ended March 31, 1999 and 1998.

The results for the three months ended March 31, 1999 may not be indicative of results for the year ended December 31, 1999, or for any other quarter.

2.       Statements of Cash Flows

In the statements of cash flows, cash and cash equivalents include cash and due from banks, interest-bearing deposits with banks, and federal funds sold.

3.       Income Taxes

Federal income tax expense for the three months ended March 31, 1999 and 1998 was computed using the consolidated effective federal tax rate. The Company also recognized income tax expense pertaining to state franchise taxes payable individually by the subsidiary banks.

4.       Earnings Per Common Share

Basic earnings per common share computations are based on the weighted average number of shares of common stock actually outstanding during the period. The weighted average number of shares for the three-month periods ended March 31, 1999 and 1998 was 3,636,345 and 3,673,186, respectively. Diluted earnings per share amounts are computed by dividing net income by the weighted average number of shares and all dilutive potential shares outstanding during the period. The computation of diluted earnings per share used a weighted average number of shares outstanding of 3,757,646 and 3,883,623 for the three months ended March 31, 1999 and 1998, respectively.

5.       Effect of New Financial Accounting Standards

The Company adopted the provisions of SFAS 131, "Disclosure about Segments of an Enterprise and Related Information" effective January 1, 1998. SFAS No. 131 establishes disclosure requirements for segment operations. The adoption had no effect on the Company's financial statement disclosures because the Company operates as a single business segment.

6.       Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. A significant estimate that is particularly sensitive to change relates to the allowance for losses.

Part I -- Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Company recorded net income of $1,157,000 for the quarter ended March 31, 1999, compared with $1,430,000 for the three months ended March 31, 1998, which represents a decrease of 19 percent. The decrease was primarily a result of a decrease in income from loan pool participations and an increase in noninterest expense. Basic earnings per share for the first quarter of 1999 were $.32 versus basic earnings of $.39 per share for the first quarter of 1998. Diluted earnings per share for the first quarter of 1999 were $.31 versus diluted earnings per share of $.37 for the first quarter of 1998. Actual weighted average shares outstanding were 3,636,345 and 3,673,186 for the first quarter of 1999 and 1998, respectively. Return on average assets is calculated by dividing annualized net income by average total assets for the period. The Company's return on average assets for the quarter ended March 31, 1999 was 1.59 percent compared with a return of 2.13 percent for the quarter ended March 31, 1998. Return on average equity is calculated by dividing annualized net income by average total shareholders' equity for the period. The Company had a return on average equity of 12.22 percent for the three months ended March 31, 1999 versus 15.51 percent for the three months ended March 31, 1998.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income is computed by subtracting total interest expense from total interest income. Fluctuations in net interest income can result from the changes in the volumes of assets and liabilities as well as changes in interest rates. The Company's net interest income for the quarter ended March 31, 1999 decreased $74,000 (2 percent) to $4,048,000 from $4,122,000 for the three months ended March 31, 1998. This decrease was mainly due to reduced interest income and discount recovery on loan pool participations and increased interest expense on deposits and borrowed funds. Increased interest income earned on higher loan volumes helped to minimize the decline in net interest income. Total interest income increased $115,000 (2 percent) in the first quarter of 1999 compared with the same period in 1998. The Company's total interest expense for the quarter increased $189,000 (8 percent) compared with the same period in 1998. The Company's net interest margin (on a federal tax-equivalent basis) for the first quarter of 1999 declined to 6.04 percent from 6.73 percent in the first quarter of 1998. Net interest margin is a measure of the net return on interest-earning assets and is computed by dividing annualized net interest income by the average of total interest-earning assets for the period. The Company's overall yield on earning assets decreased to 10.02 percent for the first quarter of 1999 compared to 10.80 percent for the first quarter of 1998. The reduction in yield on earning assets and the consequential decline in net interest margin was primarily attributable to the lower yield on the loan pool participations and to the lower yield on the Company's loan portfolio in the current quarter. The rate on interest-bearing liabilities also decreased in the first quarter of 1999 to
4.68 percent compared with 4.79 percent for the first quarter of 1998.

Interest income and fees on loans increased $373,000 (11 percent) in the first quarter of 1999 compared to the same period in 1998, mainly due to higher loan volumes. The average yield on loans declined to 9.14 percent for the first three months of 1999 as competition for loans forced the Company to reduce some of its loan rates to remain competitive in its markets. Given the current low interest rate environment and competition for loans in the market areas served by the Company, management does not anticipate a significant increase in the loan portfolio yield in near-term future periods. The Company earned an average of
9.48 percent on its loans in the first quarter of 1998. Average loans outstanding were $167,455,000 for the first three months of 1999 compared with $145,442,000 for the first quarter of 1998, an increase of $22,013,000 (15 percent). The majority of the increase in average loan volume between the first quarter of 1999 and 1998 occurred at Pella State Bank and Central Valley Bank. Mahaska State Bank did experience some loan growth in the first quarter of 1999 when compared with the 1998 period. Average real estate loan volumes increased $15,231,000 (24 percent), commercial loans averaged $4,621,000 (12 percent) higher, and agricultural loans increased $2,929,000 (11 percent) in average volume for the first quarter of 1999 compared with the first quarter of 1998. Loans to individuals declined $908,000 in the first quarter of 1999 compared with 1998.

The Company recognized $255,000 less in interest and discount income on loan pool participations in the first quarter of 1999 compared with 1998. Interest income and discount collected on the loan pool participations for the first quarter of 1999 was $2,209,000 compared with $2,464,000 earned in the first quarter of 1998. The yield on loan pool participations declined to 17.66 percent for the first quarter of 1999 compared with 19.23 percent for the quarter ended March 31, 1998. The average loan pool participation investment balance was $1,216,000 (2 percent) lower in the first quarter of 1999 than in the first quarter of 1998. These loan pool participations are pools of distressed and nonperforming loans that the Company has purchased at a discount from the aggregate outstanding principal amount of the underlying loans. Income is derived from this investment in the form of interest collected and the repayment of the principal in excess of the purchase cost which is herein referred to as "discount recovery." The Company recognizes interest income and discount recovery on its loan pool participations on a "nonaccrual" basis. The loan pool participations have traditionally been a high-yield activity for the Company, but this yield has fluctuated from period to period based on the amount of cash collections, discount recovery, and net collection expenses of the servicer in any given period. The yield on loan pool participations may decline in future periods as the Company has continued to purchase higher-quality, performing loan pools in recent periods.

The increase in interest expense for the first quarter of 1999 compared with 1998 was mainly attributable to growth in deposits and an increase in borrowed funds. Average interest-bearing deposits for the first quarter of 1999 increased $15,302,000 (8 percent) from the same period in 1998 with the greatest increase occurring in the time deposit category. Borrowings on the Company's commercial bank line of credit averaged $4,563,000 higher in the first quarter of 1999 compared with the first quarter of 1998 as the Company borrowed funds to provide operating cash to On-Site Credit Services, Inc. Federal Home Loan Bank advances during the first quarter of 1999 averaged $1,592,000 greater than in the first quarter of 1998. The higher average balance of these borrowed funds resulted in increased interest expense in 1999 compared with 1998, even though the average rate on all interest-bearing liabilities declined. The Company's overall rate on interest-bearing liabilities decreased to 4.68 percent for the first quarter of 1999 compared to 4.79 percent for the first quarter of 1998.

Provision for Loan Losses

The Company's provision for loan losses of $167,000 in the first quarter of 1999 was $57,000 (52 percent) higher than in the first quarter of 1998. Management determines an appropriate provision based on its evaluation of the adequacy of the allowance for loan losses in relationship to a continuing review of problem loans, the current economic conditions, actual loss experience and industry trends.

Other Income

Other income results from the charges and fees collected by the Company from its customers for various services performed, data processing income received from nonaffiliated banks, miscellaneous other income and gains (or losses) from the sale of investment securities held in the available for sale category. Total other income increased $51,000 (11 percent) in the first quarter of 1999 compared with 1998, mainly due to higher service charge income from overdraft fees at the bank subsidiaries and also due to increased trust department income.

Other Expense

Total other noninterest expense for the quarter ended March 31, 1999 increased $347,000 (16 percent) compared to noninterest expense for the first quarter of
1998. Other expense includes all the costs incurred to operate the Company except for interest expense, the loan loss provision and income taxes. Salaries and benefits expense for the first quarter of 1999 increased $179,000 (16 percent) over the first quarter of 1998, primarily as a result of the additional employees at the newly-chartered Pella State Bank and also due to increased salary levels needed to attract and maintain the caliber of employees required by the organization. Net occupancy and equipment expenses for the first quarter of 1999 increased $32,000 (10 percent) in comparison to the first quarter of 1998 with most of the increase due to the additional facilities of Pella State Bank and the increased depreciation expense incurred on the Company's new mainframe computer. Other operating expense increased by $138,000 (29 percent) in the first quarter of 1999 compared with the three months ended March 31, 1998, mainly due to liquidation costs related to a problem credit managed by On-Site Credit Services.

Income Tax Expense

Income tax expense for the three months ended March 31, 1999, decreased $155,000 compared to the amount for the three months ended March 31, 1998, primarily due to the overall decrease in taxable income for the period. The effective income tax rate remained at 36.4 percent in both the first quarter of 1999 and 1998. The Company's effective income tax rate varies from the statutory rate principally due to interest income from tax-exempt securities and loans. Changes in the effective rate for one period in comparison to another are primarily due to changes in the amount of tax-exempt income.


FINANCIAL CONDITION

The Company's total assets as of March 31, 1999 were $299,255,000, an increase of $866,000 from December 31, 1998. As of March 31, 1999, the Company had federal funds sold of $8,734,000 compared with $9,270,000 as of December 31, 1998.

Investment Securities

Investment securities available for sale increased $801,000 from December 31, 1998 to the March 31, 1999 total of $30,456,000 as a result of securities being purchased. Investment securities classified as held to maturity were $14,851,000 as of March 31, 1999, an increase of $1,172,000 as securities were acquired during the three-month period from December 31, 1998.

Loans

Overall loan volumes continued to increase, with total loans outstanding of $172,198,000 as of March 31, 1999, reflecting growth of $6,771,000 (4 percent) from December 31, 1998. Most of the growth from December 31, 1998 to March 31, 1999 was in real estate loans and agricultural loans. Consumer loans outstanding as of the quarter-end declined approximately $1,532,000 from the December 31, 1998 balance while commercial loans decreased $3,646,000 from the prior year-end balance. As of March 31, 1999, the Company's loan to deposit ratio (excluding loan pool investments) was 73.7 percent. This compares with a year-end 1998 loan to deposit ratio of 71.1 percent.

Loan Pool Participations

As of March 31, 1999, the Company had investments in loan pool participations of $50,536,000, a decline of $3,973,000 (7 percent) from the December 31, 1998 balance. The loan pool investment balance shown as an asset on the Company's Balance Sheet represents the discounted purchase cost of the loan pool participations. The Company actively continued to evaluate and bid on loan pool packages during the first quarter of 1999 and was successful in investing $1,628,000 during the period. The loan pool participation investment as of December 31, 1998 was $54,510,000 with the net reduction in balance attributable to collections of principal by the loan pool servicer. The average loan pool participation investment of $50,742,000 for the first three months of 1999 was $1,215,000 (2 percent) lower than the average balance of $51,957,000 for the first three months of 1998.

Deposits

Total deposits grew $795,000 (less than 1 percent) during the first quarter of 1999 with the most growth noted in savings and money market deposit accounts. Demand deposit accounts as of March 31, 1999 decreased $3,620,000 (16 percent) from December 31, 1998, mostly due to seasonal fluctuation.

Borrowed Funds/Notes Payable

The Company did not have any Federal Funds purchased on either March 31, 1999 or December 31, 1998. During the first quarter of 1999, the Company did not purchase any Fed Funds. Fixed-rate advances from the Federal Home Loan Bank totaled $7,588,000 as of March 31, 1999 and $7,595,000 as of December 31, 1998.
Notes payable decreased to $16,200,000 on March 31, 1999 from $17,000,000 on December 31, 1998 as the Company used cash flow from operations to reduce debt.

Nonperforming Assets

The Company's nonperforming assets totaled $2,501,000 (1.45 percent of total loans) as of March 31, 1999, compared to $1,400,000 (.85 percent of total loans) as of December 31, 1998. All nonperforming asset totals and related ratios exclude the loan pool investments. The following table presents the categories of nonperforming assets as of March 31, 1999:

                              Nonperforming Assets
                             (dollars in thousands)
                                 March 31, 1999
          Nonaccrual                                 $1,852
          Loans 90 days past due                        637
          Other real estate owned                        12
                                                     $2,501

From December 31, 1998 to March 31, 1999, nonaccrual loans increased $1,291,000 primarily due to concerns related to one commercial finance line which is experiencing financial difficulties resulting in it being placed on a nonaccrual classification. Loans ninety days past due decreased $26,000, restructured loans decreased $164,000 as these loans were paid off and other real estate owned remained unchanged. The Company's allowance for loan losses as of March 31, 1999, was $2,037,000, which was 1.18 percent of total loans as of that date. This compares with an allowance for loan losses of $2,177,000 as of December 31, 1998, which was 1.32 percent of total loans. As of March 31, 1999, the allowance for loan losses was 81.46 percent of nonperforming loans compared with 155.49 percent as of December 31, 1998. Management believes that as of March 31, 1999, the allowance for loan losses is adequate. For the three months ended March 31, 1999, the Company recognized a net loan charge-off of $306,000 compared with a net charge-off of $54,000 during the quarter ended March 31, 1998.

Capital Resources

As of March 31, 1999, total shareholders' equity as a percentage of total assets was 12.95 percent compared with 12.81 percent as of December 31, 1998. The Company held 171,156 shares of treasury stock at a cost of $2,799,000 as of March 31, 1999. During the first quarter of 1999, the Company did not reissue any shares of treasury stock. On January 21, 1999, the Board of Directors voted to continue the Company's stock repurchase plan that provides for the repurchase of up to 200,000 shares through January 31, 2000. Repurchased shares will be used to satisfy options granted under the Company's Stock Incentive Plans. The Company did not repurchase any shares of its stock during the first quarter of 1999. Under risk-based capital rules, the Company's tier 1 capital ratio was
14.31 percent of risk-weighted assets as of March 31, 1999, and was 14.02 percent of risk-weighted assets as of December 31, 1998, compared to a 4.00 percent requirement. Risk-based capital guidelines require the classification of assets and some off-balance sheet items in terms of credit-risk exposure and the measuring of capital as a percentage of the risk-adjusted asset totals. Tier 1 capital is the Company's total common shareholders' equity reduced by goodwill. Management believes that, as of March 31, 1999, the Company and its subsidiary banks meet all capital adequacy requirements to which they are subject. As of that date, all the bank subsidiaries were "well capitalized" under regulatory prompt corrective action provisions.

Liquidity

Liquidity management involves meeting the cash flow requirements of depositors and borrowers. The Company conducts liquidity management on both a daily and long-term basis; and it adjusts its investments in liquid assets based on expected loan demand, projected loan maturities and payments, estimated cash flows from the loan pool participations, expected deposit flows, yields available on interest-bearing deposits, and the objectives of its asset/liability management program. The Company had liquid assets (cash and cash equivalents) of $18,136,000 as of March 31, 1999, compared with $22,121,000 as of December 31, 1998. Much of the decrease during the quarter was utilized to fund loan growth. Investment securities classified as available for sale could be sold to meet liquidity needs, if necessary. Additionally, the bank subsidiaries maintain lines of credit with correspondent banks and the Federal Home Loan Bank that would allow them to borrow federal funds on a short-term basis if necessary. The Company also maintains a line of credit with a major commercial bank that provides liquidity for the purchase of loan pool participation investments and other corporate needs. Management believes that the Company has sufficient liquidity as of March 31, 1999 to meet the needs of borrowers and depositors.

Market Risk Management

Market risk is the risk of earnings volatility that results from adverse changes in interest rates and market prices. The Company's market risk is primarily comprised of interest rate risk arising from its core banking activities of lending and deposit taking. Interest rate risk is the risk that changes in market interest rates may adversely affect the Company's net interest income. Management continually develops and applies strategies to mitigate this risk. Management does not believe that the Company's primary market risk exposures and how those exposures were managed in the first three months of 1999 changed when compared to 1998.

The Company uses a third-party computer software simulation modeling program to measure its exposure to potential interest rate changes.

For various assumed hypothetical changes in market interest rates, numerous other assumptions are made such as prepayment speeds on loans and securities backed by mortgages, the slope of the Treasury yield curve, the rates and volumes of the Company's deposits and the rates and the volumes of the Company's loans. This analysis measures the estimated change in net interest income in the event of hypothetical changes in interest rates. This analysis of the Company's interest rate risk was presented in the Form 10-K filed by the Company for the year ended December 31, 1998.

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

The Company could be faced with severe consequences if Year 2000 issues are not identified and resolved in a timely manner. A worst-case scenario would result in the short-term inability to update customer financial records due to unforseen processing issues. This would result in customers being unable to receive timely information regarding their account balances. In addition, a worst-case scenario for the Company is that major suppliers of electricity, communication links and outside data processing services may fail in spite of their best efforts to remediate their systems and in spite of our best efforts to test their systems. The major risk as a result of these possibilities would be a loss of customer confidence.

The Company has established Year 2000 Committees and Plans at its bank and thrift subsidiaries, and formal project plans have been developed and adopted. Testing and contingency plans have also been developed and adopted by the Company's subsidiaries. Testing procedures are completed for all currently used hardware and software. Any new hardware or software acquired through December 31, 1999 will be tested upon installation. The Company purchased a new main-frame computer system in 1997 that is Year 2000 compliant at a cost of $430,000. This computer system became fully operational in the first quarter of 1998 with the equipment cost being depreciated over a five year period beginning in 1998.

The Company's contingency plans include two components which are business remediation and business resumption. The business remediation plan was developed to mitigate the risk associated with the failure to successfully complete system renovation, validation or implementation of the Company's Year 2000 readiness. This plan pertains to mission-critical systems developed in-house, by outside software vendors, and by third-party service providers. The business resumption plan is designed to be implemented in the event there are system failures at critical dates.

The Company anticipates that it will incur internal staff costs and other expenses related to the enhancements necessary to become Year 2000 compliant. Based on the Company's current knowledge, the expense related to Year 2000 compliance is not expected to have a material effect on the Company's financial position or results of operations. It is estimated that the costs incurred by the Company for Year 2000 compliance will be approximately $35,000, exclusive of costs associated with the new main-frame computer.

Effect of New Accounting Standards

Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, will be effective for the Company beginning January 1, 2000. Management is evaluating the impact the adoption of SFAS No. 133 will have on the Company's consolidated financial statements and expects to adopt SFAS 133 when required.

Pending Acquisition of Midwest Bancshares, Inc.

The Company announced on February 2, 1999, that it had entered into a definitive agreement to acquire all the outstanding shares of Midwest Bancshares, Inc. of Burlington, Iowa. Midwest Bancshares is the parent company of Midwest Federal Savings and Loan Association of Eastern Iowa, with locations in Burlington, Fort Madison, and Wapello, Iowa. As of March 31, 1999, Midwest had total assets of approximately $165 million, deposits of approximately $108 million, and stockholders' equity totaling approximately $12 million. It is anticipated that the transaction will be accounted for as a pooling-of-interests through a tax-free exchange of one share of Company common stock for each share of Midwest common stock outstanding. Following the exchange, Midwest Federal will be a wholly-owned subsidiary of the Company retaining its own thrift charter. The acquisition is subject to shareholder and regulatory approvals, with an anticipated closing to occur in the third quarter of 1999.

Sale of On-Site Credit Services, Inc.

On April 23, 1999, the Company announced that it has elected to seek a buyer for On-Site Credit Services, Inc., its wholly-owned commercial finance subsidiary. In the opinion of management and the Company's board of directors, On-Site has not generated an adequate return on investment for the organization. It is anticipated that the sale of On-Site will improve overall asset quality in the future and allow the Company to focus more on core business activities such as community banking and loan pool investment opportunities. The Company has retained a broker to market On-Site and advise management on the sale.


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

Part II -- Item 6.  Exhibits and Reports on Form 8-K.

(a) The following exhibits are filed with this Report or, if so indicated, incorporated by reference:

     Exhibits

     3.1       Articles of Incorporation of Mahaska Investment Company. (f)

     3.2       Bylaws of Mahaska Investment Company. (f)

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

     10.5.2 Fifth Amendment to Revolving Loan Agreement and Revolving Loan Note between Mahaska Investment Company and Harris Trust & Savings Bank dated December 29, 1998. (g)

     11        Computation of Per Share Earnings.

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

               (f) Incorporated by reference to the Form 10-Q for the quarter ended September 30, 1998 filed by Mahaska Investment Company.

               (g) Incorporated by reference to the Form 10-K for the year ended December 31, 1998 filed by Mahaska
                    Investment Company.

(b) Reports on Form 8-K -- The Company filed a report on Form 8-K on February 12, 1999 concerning the pending acquisition of Midwest Bancshares, Inc. This was the only report on Form 8-K filed during the three months ended March 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        MAHASKA INVESTMENT COMPANY
                                        (Registrant)



May 12, 1999                            /s/ Charles S. Howard
Dated                                   Charles S. Howard
                                        President



May 12, 1999                            /s/ David A. Meinert
Dated                                   David A. Meinert
                                        Executive Vice President and
                                        Chief Financial Officer
                                        (Principal Accounting Officer)

                                   Exhibit 11
                           MAHASKA INVESTMENT COMPANY
                                AND SUBSIDIARIES
                 STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS

                                                      Three Months Ended
                                                            March 31,
                                                      1999          1998
Earnings per Share information:

Weighted average number
  of shares outstanding
  during the year                                  $3,636,345     3,673,186

Weighted average number
  of shares outstanding during
  the year including all
  dilutive potential shares                         3,757,646     3,883,623

Net earnings                                       $1,157,244     1,428,547

Earnings per share-basic                           $     0.32          0.39

Earnings per share-diluted                         $     0.31          0.37
