Form 10-Q
period 1999-06-30
MAHASKA INVESTMENT CO
filed 1999-08-13
CIK 741390

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR QUARTER ENDED                           COMMISSION FILE NUMBER
                JUNE 30, 1999                                     0-24630

                           MAHASKA INVESTMENT COMPANY
             (Exact Name of Registrant as Specified in its Charter)

                    IOWA                                        42-1003699
          (State of Incorporation)                 (I.R.S. Employer Identification No.)

                  222 First Avenue East, Oskaloosa, Iowa 52577

                        Telephone Number (515) 673-8448

     Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

     As of August 2, 1999, there were 3,670,380 shares of common stock $5 par value outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PART 1 -- ITEM 1. FINANCIAL STATEMENTS

                           MAHASKA INVESTMENT COMPANY
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CONDITION

                                                              JUNE 30,   DECEMBER 31,
                                                                1999         1998
                                                              --------   ------------
                                                                    (UNAUDITED)
                                                              (DOLLARS IN THOUSANDS)
ASSETS

Cash and due from banks.....................................  $  8,210     $  9,292
Interest-bearing deposits in banks..........................       111        3,559
Federal funds sold..........................................         0        9,270
                                                              --------     --------
  Cash and cash equivalents.................................     8,321       22,121
                                                              --------     --------
Investment securities:
  Available for sale........................................    27,286       29,655
  Held to maturity..........................................    13,507       13,679
Loans.......................................................   177,118      165,427
Allowance for loan losses...................................    (2,730)      (2,177)
                                                              --------     --------
  Net loans.................................................   174,388      163,250
                                                              --------     --------
Loan pool participants......................................    62,446       54,510
Premises and equipment, net.................................     3,918        4,043
Accrued interest receivable.................................     2,885        3,175
Other assets................................................     2,456        2,406
Goodwill....................................................     5,262        5,550
                                                              --------     --------
     Total assets...........................................  $300,469     $298,389
                                                              ========     ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Demand....................................................  $ 19,665     $ 23,029
  NOW and Super NOW.........................................    31,582       34,214
  Savings...................................................    69,499       59,758
  Certificates of deposit...................................   114,402      115,732
                                                              --------     --------
     Total deposits.........................................   235,148      232,733
Federal funds purchased.....................................     2,898            0
Federal Home Loan Bank advances.............................     7,581        7,595
Note payable................................................    14,600       17,000
Other liabilities...........................................     2,291        2,829
                                                              --------     --------
     Total liabilities......................................   262,518      260,157
                                                              --------     --------
Shareholders' equity:
  Common stock, $5 par value; authorized 4,000,000 shares;
     issued 3,807,501 shares................................    19,038       19,038
  Capital surplus...........................................         0           17
  Treasury stock at cost, 148,238 shares as of June 30,
     1999, and 171,156 shares as of December 31, 1998.......    (2,425)      (2,799)
  Retained earnings.........................................    21,445       21,806
  Accumulated other comprehensive income (loss).............      (107)         170
                                                              --------     --------
     Total shareholders' equity.............................    37,951       38,232
                                                              --------     --------
     Total liabilities and shareholders' equity.............  $300,469     $298,389
                                                              ========     ========

          See accompanying notes to consolidated financial statements.

                           MAHASKA INVESTMENT COMPANY
                                AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                             THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                  JUNE 30,              JUNE 30,
                                                             ------------------    ------------------
                                                              1999        1998      1999       1998
                                                              ----        ----      ----       ----
                                                                           (UNAUDITED)
                                                             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE)
INTEREST INCOME:
  Interest and fees on loans.............................    $3,991      $3,652    $ 7,765    $ 7,052
  Interest and discount on loan pools....................     1,339       2,191      3,548      4,655
  Interest on bank deposits..............................        15          47         51         88
  Interest on federal funds sold.........................        77         116        174        223
  Interest on investment securities:
     Available for sale..................................       427         406        873        778
     Held to maturity....................................       180         226        367        476
                                                             ------      ------    -------    -------
       Total interest income.............................     6,029       6,638     12,778     13,272
                                                             ------      ------    -------    -------
INTEREST EXPENSE:
  Interest on deposits:
     NOW and Super NOW...................................       149         176        296        341
     Savings.............................................       650         557      1,212      1,101
     Certificates of deposit.............................     1,560       1,484      3,139      2,944
  Interest on federal funds purchased....................         4           1          4          1
  Interest on Federal home Loan Bank advances............       109          90        217        179
  Interest on note payable...............................       294         225        599        479
                                                             ------      ------    -------    -------
       Total interest expense............................     2,766       2,533      5,467      5,045
                                                             ------      ------    -------    -------
       Net interest income...............................     3,263       4,105      7,311      8,227
Provision for loan losses................................     1,465         177      1,632        287
                                                             ------      ------    -------    -------
       Net interest income after provision for loan
          losses.........................................     1,798       3,928      5,679      7,940
                                                             ------      ------    -------    -------
NONINTEREST INCOME:
  Service charges........................................       313         300        167        588
  Data processing income.................................        51          52        101        100
  Other operating income.................................        86          90        224        169
  Investment security gains..............................         0           0          0         26
                                                             ------      ------    -------    -------
       Total noninterest income..........................       450         442        942        883
                                                             ------      ------    -------    -------
NONINTEREST EXPENSE:
  Salaries and employee benefits expense.................     1,254       1,173      2,591      2,330
  Net occupancy expense..................................       342         331        699        655
  Professional fees......................................       119         163        205        249
  Loss on sale of subsidiary.............................       220           0        220          0
  Loss on sale of real estate............................        91           0         91          0
  Other operating expense................................       548         408      1,174        895
  Goodwill amortization..................................       139         153        288        306
                                                             ------      ------    -------    -------
       Total noninterest expense.........................     2,713       2,228      5,268      4,435
                                                             ------      ------    -------    -------
       Income (loss) before income tax expense
          (benefit)......................................      (465)      2,142      1,353      4,388
Income tax expense (benefit).............................      (146)        768        515      1,584
                                                             ------      ------    -------    -------
       NET INCOME (LOSS).................................    $ (319)     $1,374    $   838    $ 2,804
                                                             ======      ======    =======    =======
Earnings (loss) per common share -- basic................    $(0.09)     $ 0.37    $  0.23    $  0.76
Earnings (loss) per common share -- diluted..............    $(0.09)     $ 0.35    $  0.22    $  0.72
Dividends per common share...............................    $ 0.15      $ 0.14    $  0.30    $  0.28

          See accompanying notes to consolidated financial statements.

                           MAHASKA INVESTMENT COMPANY
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                          THREE MONTHS ENDED        SIX MONTHS ENDED
                                                               JUNE 30,                 JUNE 30,
                                                          ------------------       ------------------
                                                          1999         1998        1999         1998
                                                          ----         ----        ----         ----
                                                                          (UNAUDITED)
                                                                        (IN THOUSANDS)
NET INCOME (LOSS).....................................    $(319)      $1,374       $ 838       $2,804
Other Comprehensive Income:
  Unrealized gains (losses) on securities available
     for sale:
     Unrealized holding gains (losses) arising during
       the period, net of tax.........................     (177)         (11)       (277)          26
     Less: reclassification adjustment for net (gains)
       losses included in net income, net of tax......        0            0           0          (17)
                                                          -----       ------       -----       ------
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX.........     (177)         (11)       (277)           9
                                                          -----       ------       -----       ------
COMPREHENSIVE INCOME (LOSS)...........................    $(496)      $1,363       $ 561       $2,813
                                                          =====       ======       =====       ======

          See accompanying notes to consolidated financial statements.

                           MAHASKA INVESTMENT COMPANY
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 SIX MONTHS ENDED
                                                                     JUNE 30,
                                                              -----------------------
                                                                 1999         1998
                                                                 ----         ----
                                                                    (UNAUDITED)
                                                              (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................   $    838     $  2,804
                                                               --------     --------
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization..........................        618          607
     Provision for loan losses..............................      1,632          287
     Investment securities gains............................          0          (26)
     Amortization of investment securities premiums.........         97           77
     Accretion of investment securities and loan
      discounts.............................................       (227)        (207)
     Decrease in other assets...............................        240          154
     Decrease in other liabilities..........................       (375)        (199)
                                                               --------     --------
       Total adjustments....................................      1,985          693
                                                               --------     --------
       Net cash provided by operating activities............      2,823        3,497
                                                               --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment securities available for sale:
     Proceeds from sales....................................          0          175
     Proceeds from maturities...............................      7,262        3,196
     Purchases..............................................     (5,400)      (6,772)
  Investment securities held to maturity:
     Proceeds from maturities...............................      2,178        6,348
     Purchases..............................................     (2,024)      (3,453)
  Purchases of loan pool participations.....................    (19,999)      (5,952)
  Principal recovery on loan pool participations............     12,063       14,575
  Net increase in loans.....................................    (12,555)     (14,868)
  Purchases of bank premises and equipment..................       (205)        (323)
                                                               --------     --------
       Net cash used in investing activities................    (18,680)      (7,074)
                                                               --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits..................................      2,415        1,855
  Net increase in federal funds purchased...................      2,898        2,000
  Repayment of Federal Home Loan Bank advances..............        (14)           0
  Advances on note payable..................................        150          750
  Principal payments on note payable........................     (2,550)      (4,500)
  Dividends paid............................................     (1,094)      (1,030)
  Purchases of treasury stock...............................          0         (541)
  Proceeds from exercise of stock options...................        252          506
                                                               --------     --------
       Net cash provided by (used in) financing
        activities..........................................      2,057         (960)
                                                               --------     --------
       NET DECREASE IN CASH AND CASH EQUIVALENTS............    (13,800)      (4,537)
                                                               --------     --------
Cash and cash equivalents at beginning of period............     22,121       19,195
                                                               --------     --------
Cash and cash equivalents at end of period..................   $  8,321     $ 14,658
                                                               ========     ========
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Interest...............................................   $  5,477     $  5,024
                                                               ========     ========
     Income taxes...........................................   $  1,179     $  1,420
                                                               ========     ========

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

     The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1999, and the results of operations for the three months and the six months ended June 30, 1999 and 1998, and cash flows for the six months ended June 30, 1999 and 1998.

     The results for the three months and the six months ended June 30, 1999 may not be indicative of results for the year ended December 31, 1999, or for any other period.

2. STATEMENTS OF CASH FLOWS

     In the statements of cash flows, cash and cash equivalents include cash and due from banks, interest-bearing deposits with banks, and federal funds sold.

3. INCOME TAXES

     Federal income tax expense for the three months and the six months ended June 30, 1999 and 1998 was computed using the consolidated effective federal tax rate. The Company also recognized income tax expense pertaining to state franchise taxes payable individually by the subsidiary banks.

4. EARNINGS PER COMMON SHARE

     Basic earnings per common share computations are based on the weighted average number of shares of common stock actually outstanding during the period. The weighted average number of shares for the three-month periods ended June 30, 1999 and 1998 was 3,652,376 and 3,680,490, respectively. The weighted average number of shares for the six-month periods ended June 30, 1999 and 1998 was 3,644,405 and 3,676,858, respectively. Diluted earnings per share amounts are computed by dividing net income by the weighted average number of shares and all dilutive potential shares outstanding during the period. The computation of diluted earnings per share used a weighted average number of shares outstanding of 3,728,534 and 3,874,962 for the three months ended June 30, 1999 and 1998, respectively, and 3,743,020 and 3,880,760 for the six months ended June 30, 1999 and 1998, respectively.

5. EFFECT OF NEW FINANCIAL ACCOUNTING STANDARDS

     The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") 131, "Disclosure about Segments of an Enterprise and Related Information" effective January 1, 1998. SFAS No. 131 establishes disclosure requirements for segment operations. The adoption had no effect on the Company's financial statement disclosures because the Company operates as a single business segment.

                           MAHASKA INVESTMENT COMPANY

                                  (UNAUDITED)

     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", will be effective for the Company beginning January 1, 2000. Management is evaluating the impact the adoption of SFAS No. 133 will have on the Company's consolidated financial statements and expects to adopt SFAS 133 when required. SFAS No. 137 has subsequently deferred implementation of SFAS 133 until January 1, 2001.

6. USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. A significant estimate that is particularly sensitive to change is the allowance for loan losses.

7. SALE OF ON-SITE CREDIT SERVICES, INC.

     On April 23, 1999, the Company announced that it had elected to seek a buyer for On-Site Credit Services, Inc. ("On-Site"), its wholly-owned commercial finance subsidiary. A letter of intent was executed with a potential buyer for On-Site on July 28, 1999. The Company's financial results for the quarter ended June 30, 1999 include costs and charges related to the proposed sale of the On-Site activity consisting of a loan loss provision of $1,243,000, estimated loss on sale of $220,000, and $21,000 in severance benefits paid to employees. It is anticipated that a closing on the sale will occur in the fourth quarter of 1999.

8. PENDING ACQUISITION OF MIDWEST BANCSHARES, INC.

     The Company announced on February 2, 1999, that it had entered into a definitive agreement to acquire all the outstanding shares of Midwest Bancshares, Inc. ("Midwest") of Burlington, Iowa. Midwest Bancshares is the parent company of Midwest Federal Savings and Loan Association of Eastern Iowa, with locations in Burlington, Fort Madison, and Wapello, Iowa. As of June 30, 1999, Midwest had total assets of approximately $165 million, deposits of approximately $108 million, and stockholders' equity totaling approximately $12 million. It was initially anticipated that the transaction would be accounted for as a pooling-of-interests through a tax-free exchange of one share of Company common stock for each share of Midwest common stock outstanding. On July 22, 1999, the parties agreed to modify the merger agreement such that the acquisition of Midwest will be accounted for using the purchase method of accounting with all other terms of the transaction remaining as originally agreed upon. Following the exchange, Midwest Federal will be a wholly-owned subsidiary of the Company retaining its own thrift charter. On July 22, 1999, the Federal Reserve Bank of Chicago approved the acquisition. The acquisition is still subject to shareholder approvals, with shareholder meetings set for September 22, 1999 and the closing anticipated on September 30, 1999.

PART I -- ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS.

                          QUARTER ENDED JUNE 30, 1999

     The Company recorded a net loss of $319,000 for the quarter ended June 30, 1999, compared with net income of $1,374,000 for the three months ended June 30, 1998. Basic loss per share for the second quarter of 1999 was $.09 versus basic earnings of $.37 per share for the second quarter of 1998. Diluted loss per share for the second quarter of 1999 was $.09 versus diluted earnings per share of $.35 for the second quarter of 1998. Actual weighted average shares outstanding were 3,652,376 and 3,680,490 for the second quarter of 1999 and 1998, respectively. The Company's return on average assets for the quarter ended June 30, 1999 was negative .42 percent compared with a return of 1.95 percent for the quarter ended June 30, 1998. The Company had a negative return on average equity of 3.30 percent for the three months ended June 30, 1999 versus a positive 14.46 percent for the three months ended June 30, 1998.

     On April 23, 1999, the Company announced that it had elected to seek a buyer for On-Site Credit Services, Inc.("On-Site"), its wholly-owned commercial finance subsidiary. The aforementioned second quarter results include costs and charges related to the discontinuation of the On-Site activity consisting of a loan loss provision of $1,243,000, estimated loss on sale of $220,000, and $21,000 in severance benefits paid to employees. For the second quarter of 1999, net after-tax losses related to On-Site amounted to $855,000, or $.24 per share both basic and diluted. Without the On-Site losses, the Company's income from on-going operations for the second quarter of 1999 was $536,000, or $.15 per share.

RESULTS OF OPERATIONS

Net Interest Income

     Net interest income is computed by subtracting total interest expense from total interest income. Fluctuations in net interest income can result from the changes in the volumes of assets and liabilities as well as changes in interest rates. The Company's net interest income for the quarter ended June 30, 1999 decreased $842,000 (21 percent) to $3,263,000 from $4,105,000 for the three months ended June 30, 1998. This decrease was mainly due to reduced interest income and discount recovery on loan pool participations and increased interest expense on deposits and borrowed funds. Total interest income decreased $609,000 (9 percent) in the second quarter of 1999 compared with the same period in 1998. The Company's total interest expense for the quarter increased $234,000 (9 percent) compared with the same period in 1998. The Company's net interest margin (on a federal tax-equivalent basis) for the second quarter of 1999 declined to 4.21 percent from 6.03 percent in the second quarter of 1998. Net interest margin is a measure of the net return on interest-earning assets and is computed by dividing annualized net interest income by the average of total interest-earning assets for the period. The Company's overall yield on earning assets decreased to 8.58 percent for the second quarter of 1999 compared to
10.45 percent for the second quarter of 1998. The reduction in yield on earning assets and the decline in net interest margin was primarily attributable to the lower yield on the loan pool participations and to the lower yield on the Company's loan portfolio in the current quarter. The rate on interest-bearing liabilities also decreased in the second quarter of 1999 to 4.58 percent compared with 4.71 percent for the second quarter of 1998.

     Interest income and fees on loans increased $339,000 (9 percent) in the second quarter of 1999 compared to the same period in 1998, mainly due to higher loan volumes. The average yield on loans declined to 9.03 percent for the second quarter of 1999, compared to 9.50 percent in the second quarter of 1998 as competition for loans forced the Company to reduce some of its loan rates to remain competitive in its markets. Given the current low interest rate environment and competition for loans in the market areas served by the Company, management does not anticipate a significant increase in the loan portfolio yield in the near-term. Average loans outstanding were $177,314,000 for the second quarter of 1999 compared with $154,154,000 for the second quarter of 1998, an increase of $23,160,000 (15 percent). The Company's subsidiaries all experienced an increase in average loan volume between the second quarter of 1999 and 1998.

Average real estate loan volumes increased $18,773,000 (28 percent), commercial loans averaged $2,517,000 (6 percent) higher, and agricultural loans increased $3,276,000 (11 percent) in average volume for the second quarter of 1999 compared with 1998. Loans to individuals declined an average of $1,541,000 (12 percent) in the second quarter of 1999 compared with 1998.

     The Company recognized $852,000 less in interest and discount income on loan pool participations in the second quarter of 1999 compared with 1998. Interest income and discount collected on the loan pool participations for the three months ended June 30, 1999 was $1,339,000 compared with $2,191,000 collected in the second quarter of 1998. The yield on loan pool participations declined to 9.73 percent for the second quarter of 1999 compared with 19.26 percent for the quarter ended June 30, 1998. The average loan pool participation investment balance was $16,742,000 (37 percent) greater in the second quarter of 1999 than in 1998 as a result of substantial new purchases of pools in the current quarter. Newly purchased loan pools typically do not produce income for a period of up to 120 days from date of purchase which significantly impacts the yield on the investment. These loan pool participations are pools of performing and distressed and nonperforming loans that the Company has purchased at a discount from the aggregate outstanding principal amount of the underlying loans. Income is derived from this investment in the form of interest collected and the repayment of the principal in excess of the purchase cost which is herein referred to as "discount recovery." The Company recognizes interest income and discount recovery on its loan pool participations on a cash basis. The loan pool participations have traditionally been a high-yield activity for the Company, but this yield has fluctuated from period to period based on the amount of cash collections, discount recovery, and net collection expenses of the servicer in any given period. The yield on loan pool participations may decline in future periods as the Company has continued to purchase higher-quality, performing loan pools in recent periods.

     The increase in interest expense in the second quarter of 1999 compared with 1998 was mainly attributable to growth in deposits and an increase in borrowed funds. Average interest-bearing deposits for the second quarter of 1999 increased $19,505,000 (10 percent) from the same period in 1998 with the largest increase occurring in the time deposit category. Borrowings on the Company's commercial bank line of credit averaged $4,907,000 higher in the second quarter of 1999 compared with 1998 as the Company borrowed funds to provide operating cash to On-Site Credit Services, Inc. Federal Home Loan Bank advances during the second quarter of 1999 averaged $1,586,000 greater than in 1998 as the Company utilized these advances to fund asset growth. The higher average balance of these borrowed funds resulted in increased interest expense in 1999 compared with 1998, even though the average rate on all interest-bearing liabilities declined. The Company's overall rate on interest-bearing liabilities decreased to 4.58 percent for the second quarter of 1999 compared to 4.71 percent in 1998.

Provision for Loan Losses

     The Company recorded a provision for loan losses of $1,465,000 in the second quarter of 1999, of which $1,243,000 was recorded by On- Site Credit Services, Inc. In the second quarter of 1998, the Company recorded a provision for loan losses of $177,000. Management determines an appropriate provision based on its evaluation of the adequacy of the allowance for loan losses in relationship to a continuing review of problem loans, the current economic conditions, actual loss experience and industry trends. During the second quarter of 1999, management determined that there was significant deterioration in the quality of some of On-Site's credits, which prompted the large loan loss provision. In addition to the large provision at On-Site, one of the Company's banks recorded a significant charge-off on a commercial loan which necessitated an additional provision of $105,000 during the period. Continued growth in the loan portfolio and the uncertainty of the agricultural economy require that management continue to evaluate the adequacy of the allowance for loan losses and make additional provisions in future periods as deemed necessary.

Other Income

     Other income results from the charges and fees collected by the Company from its customers for various services performed, data processing income received from nonaffiliated banks, miscellaneous other income and gains (or losses) from the sale of investment securities held in the available for sale category. Total other income increased $8,000 (2 percent) in the second quarter of 1999 compared with 1998, mainly due to higher service charge income from overdraft fees at the bank subsidiaries.

Other Expense

     Total other noninterest expense for the quarter ended June 30, 1999 increased $485,000 (22 percent) compared to noninterest expense for the second quarter of 1998. Other expense includes all the costs incurred to operate the Company except for interest expense, the loan loss provision and income taxes. Included in the increase for the 1999 second quarter were a number of expenses related to the On-Site divestiture. Salaries and benefits expense for the second quarter of 1999 increased $81,000 (7 percent) over 1998, primarily as a result of the additional employees at the newly-chartered Pella State Bank and also due to severance costs of $21,000 incurred by On-Site. Net occupancy and equipment expenses for the 1999 quarter increased $11,000 (3 percent) in comparison to 1998 with most of the increase due to the additional facilities of Pella State Bank and the increased depreciation expense incurred on the Company's new mainframe computer. Professional fees in the June 30, 1999 quarter declined by $44,000 compared to 1998. During the second quarter of 1999, the Company recorded an estimated loss on the sale of subsidiary of $220,000 related to the expenses and broker fees related to the On-Site sale. In addition, the Company recorded a $91,000 loss on the disposal of real estate required by regulatory action. Other operating expense increased by $140,000 in the second quarter of 1999 compared with the three months ended June 30, 1998.

Income Tax Expense (Benefit)

     The Company recognized an income tax benefit for the three months ended June 30, 1999 in the amount of $146,000 as a result of the loss from operations during the period. For the three months ended June 30, 1998, the Company incurred income tax expense of $768,000.

                         SIX MONTHS ENDED JUNE 30, 1999

     The Company's net income for the first half of 1999 was $838,000 compared with $2,804,000 earned in the first six months of 1998. The losses attributable to the On-Site operation and the decline in loan pool income in 1999 caused the overall reduction in net income. Basic and diluted earnings per share for the six months of 1999 were $.23 and $.22, respectively, compared with 1998 basic earnings per share of $.76 and diluted earnings of $.72 per share. Actual weighted-average shares outstanding were 3,644,405 in the first half of 1999 and 3,676,858 in the first half of 1998. The Company's return on average assets was
1.15 percent in the first six months of 1999 and 2.00 percent in 1998. Return on average equity was 8.96 percent in 1999 and 14.46 percent for the first half of 1998.

RESULTS OF OPERATIONS

Net Interest Income

     Net interest income for the six months ended June 30, 1999 declined $916,000 (11 percent) compared with the prior year, mostly due to reduced interest income and discount recovery on loan pools. Total interest income decreased $494,000 (4 percent) in 1999 while interest expense increased $422,000 (8 percent) in 1999 compared with 1998. The Company's net interest margin for the first half of 1999 was 5.34 percent compared with 6.63 percent in 1998. The overall yield on earning assets was 9.29 percent in 1999 and 10.65 percent in 1998. The rate on interest-bearing liabilities decreased in 1999 to 4.63 percent compared with 4.75 percent in 1998.

     Interest and fees on loans increased $713,000 (10 percent) in the first half of 1999 compared with 1998 primarily due to increased loan volumes. Average loans outstanding of $172,412,000 in 1999 were $22,589,000 greater than in 1998. The average yield on loans declined to 9.08 percent for the first half of 1999 compared with 9.49 percent in 1998 as market interest rates moved downward.

     The interest income and discount collected on loan pools decreased $1,106,000 (24 percent)in the first half of 1999 compared with 1998 as a result of higher collection costs incurred by the servicer on loans that had been purchased in 1996 and 1997, and the reduced overall profit margin attributable to the purchase of higher quality assets in more recent periods. The yield on loan pool investments for the first half of 1999 was 13.50 percent compared with 19.25 percent in 1998. Average loan pool investments in 1999 were $53,003,000 compared with $48,774,000 for 1998. The purchase of a sizeable amount of pool investments in the second quarter of this year did not contribute significant income during the period, thus reducing the overall yield for the six months ended June 30, 1999.

     Growth in deposits, additional advances from the Federal Home Loan Bank, and increased borrowings on the Company's commercial bank line of credit were responsible for the higher interest expense incurred by the Company in 1999. Total interest expense on deposits increased $261,000 (6 percent) in 1999 while interest on borrowed funds (including notes payable) increased $161,000 (24 percent) over 1998. Borrowings on the Company's bank line of credit were primarily used to fund the On-Site activities.

Provision for Loan Losses

     The year-to-date loan loss provision for 1999 was $1,632,000, with $1,327,000 related to On-Site. The subsidiary banks' provision for loss totaled $305,000 for the first six months of 1999. For the first six months of 1998, the Company's provision for loan losses was $287,000, with $146,000 of that amount attributable to On-Site and $141,000 recorded by the bank subsidiaries.

Other Income

     Non-interest income totaled $942,000 for the first half of 1999 compared with $883,000 in 1998. Increases were noted in service charges collected on deposit accounts and in other operating income. The Company did not have any gains on the sale of investment securities in the first half of 1999.

Other Expense

     Total non-interest expense increased $833,000 (19 percent) in the first six months of 1999 compared with 1998. Salaries and benefits increased $261,000 mainly as a result of increased staffing at Mahaska State Bank and Pella State Bank and higher salary levels. Occupancy and equipment expenses rose $44,000 (7 percent) due to higher maintenance contract and licensing fees on check processing equipment. Professional fees decreased $44,000 in 1999 compared with 1998. An estimated loss on the sale of subsidiary totaling $220,000 was recorded in the six months ended June 30, 1999 due to the costs associated with the divestiture of On-Site and a loss on the sale of real estate held by the Company in the amount of $91,000 was also recorded during the period. Other operating expense increased $279,000 in the first half of 1999 primarily due to liquidation costs associated with problem credits at On-Site.

Income Tax Expense

     The Company recognized income tax expense of $515,000 for the first six months of 1999 compared with $1,584,000 for the same period in 1998. The Company's effective income tax rate for the first half of 1999 was 38.06 percent compared with 36.10 percent in the six months ended June 30, 1998.

FINANCIAL CONDITION

     The Company's total assets as of June 30, 1999 were $300,469,000, an increase of $2,080,000 from December 31, 1998. As of June 30, 1999, the Company had no federal funds sold and had $2,898,000 in federal funds borrowed compared with $9,270,000 sold as of December 31, 1998. The Company's liquidity needs are usually highest in the second and third quarters of each year due to seasonal loan demand and minimal deposit growth in the first half of the year. Federal funds are borrowed on a short-term basis to meet this liquidity need.

Investment Securities

     Investment securities available for sale decreased $2,369,000 from December 31, 1998 to the June 30, 1999 total of $27,286,000 as a result of securities maturing and not being reinvested. Investment securities classified as held to maturity were $13,507,000 as of June 30, 1999, compared with $13,679,000 on December 31, 1998.

Loans

     Overall loan volumes continued to increase, with total loans outstanding of $177,118,000 as of June 30, 1999, reflecting growth of $11,691,000 (7 percent)
from December 31, 1998. Most of the growth from December 31, 1998 to June 30, 1999 was in real estate loans and agricultural loans. Consumer loans outstanding as of June 30, 1999 declined approximately $1,899,000 from the December 31, 1998 balance and commercial loans decreased $3,006,000 in the same period. As of June 30, 1999, the Company's loan to deposit ratio (excluding loan pool investments) was 75.3 percent. This compares with a year-end 1998 loan to deposit ratio of
71.1 percent. As of June 30, 1999, On-Site had total loans outstanding of $10,900,000, mostly in the commercial loan category. This compares with a December 31, 1998 loan total for On-Site of $13,246,000.

Loan Pool Participations

     As of June 30, 1999, the Company had investments in loan pool participations of $62,446,000, an increase of $7,936,000 (15 percent) from the December 31, 1998 balance. The loan pool investment balance shown as an asset on the Company's Balance Sheet represents the discounted purchase cost of the loan pool participations. The Company actively continued to evaluate and bid on loan pool packages during the first half of 1999 and was successful in investing $19,405,000 during the period. The loan pool participation investment as of December 31, 1998 was $54,510,000. The average loan pool participation investment of $53,003,000 for the first six months of 1999 was $3,544,000 (7 percent) higher than the average balance of $49,459,000 for the first six months of 1998.

Deposits

     Total deposits grew $2,415,000 (1 percent) during the first half of 1999 with the most growth noted in savings and money market deposit accounts. Demand deposit accounts as of June 30, 1999 decreased $3,364,000 (15 percent) from December 31, 1998, mostly due to seasonal fluctuation.

Borrowed Funds/Notes Payable

     The Company had $2,898,000 in Federal Funds purchased on June 30, 1999. There were no Federal Funds purchased on December 31, 1998. During the first half of 1999, the Company had an average balance of Fed Funds purchased of $152,000. Fixed-rate advances from the Federal Home Loan Bank totaled $7,581,000 as of June 30, 1999 and $7,595,000 as of December 31, 1998. Notes payable decreased to $14,600,000 on June 30, 1999 from $17,000,000 on December 31, 1998 as the Company used cash flow from operations to reduce debt.

Nonperforming Assets

     The Company's nonperforming assets totaled $2,168,000 (1.22 percent of total loans) as of June 30, 1999, compared to $1,400,000 (.85 percent of total loans) as of December 31, 1998. All nonperforming asset totals and related ratios exclude the loan pool investments. The following table presents the categories of nonperforming assets for the bank subsidiaries and for On-Site Credit Services, Inc. as of June 30, 1999 compared with December 31, 1998:

                              NONPERFORMING ASSETS
                             (DOLLARS IN THOUSANDS)
                                 JUNE 30, 1999

                                                                BANKS    ON-SITE    TOTAL
                                                                -----    -------    -----
Nonaccrual..................................................    $211     $1,173     $1,384
Loans 90 days past due......................................     552        214        766
Other real estate owned.....................................      18          0         18
                                                                ----     ------     ------
                                                                $781     $1,387     $2,168
                                                                ====     ======     ======

                               DECEMBER 31, 1998

                                                                BANKS    ON-SITE    TOTAL
                                                                -----    -------    -----
Nonaccrual..................................................    $423      $138      $  561
Loans 90 days past due......................................     244       419         663
Restructured loans..........................................     164         0         164
Other real estate owned.....................................      12         0          12
                                                                ----      ----      ------
                                                                $843      $557      $1,400
                                                                ====      ====      ======

     From December 31, 1998 to June 30, 1999, nonaccrual loans increased $823,000 primarily due to concerns related to one commercial finance line which is experiencing financial difficulties resulting in it being placed on a nonaccrual classification. Loans ninety days past due increased $103,000, restructured loans decreased $164,000 as these loans were paid off and other real estate owned increased by $6,000. The Company's allowance for loan losses as of June 30, 1999 was $2,730,000, which was 1.54 percent of total loans as of that date. This compares with an allowance for loan losses of $2,177,000 as of December 31, 1998, which was 1.32 percent of total loans. As of June 30, 1999, the allowance for loan losses was 125.89 percent of nonperforming loans compared with 155.49 percent as of December 31, 1998. Management believes that as of June 30, 1999, the allowance for loan losses is adequate. For the three months ended June 30, 1999, the Company recognized a net loan charge-off of $773,000 compared with a net charge-off of $313,000 during the quarter ended June 30, 1998. For the six months ended June 30, 1999, the Company charged off net loans of $1,079,000 compared with net charge-offs of $366,000 in the first six months of 1998. During the first six months of 1999, net charge-offs recorded by On-Site totaled $791,000 while the bank subsidiaries charged off $288,000. In comparison, for the six months ended June 30, 1998, On-Site recorded net charge-offs of $304,000 versus bank net charge-offs of $62,000.

Capital Resources

     As of June 30, 1999, total shareholders' equity as a percentage of total assets was 12.63 percent compared with 12.81 percent as of December 31, 1998. The Company held 148,238 shares of treasury stock at a cost of $2,425,000 as of June 30, 1999. During the second quarter of 1999, the Company reissued 22,918 shares of treasury stock as a result of the exercise of stock options previously granted to directors, officers, and employees. On June 15, 1999, the Board of Directors voted to rescind the authorization to repurchase stock. The Company did not repurchase any shares of its stock during the second quarter of 1999. Under risk-based capital rules, the Company's tier 1 capital ratio was 13.18 percent of risk-weighted assets as of June 30, 1999, and was 14.02 percent of risk-weighted assets as of December 31, 1998, compared to a 4.00 percent requirement. Risk-based capital guidelines require the classification of assets and some off-balance-sheet items in terms of credit-risk exposure and the measuring of capital as a percentage of the risk-adjusted asset totals. Tier 1 capital is the Company's total common shareholders' equity reduced by goodwill. Management believes that, as of June 30, 1999, the Company and its subsidiary banks meet all capital adequacy requirements to which they are subject. As of that date, all the bank subsidiaries were "well capitalized" under regulatory prompt corrective action provisions.

Liquidity

     Liquidity management involves meeting the cash flow requirements of depositors and borrowers. The Company conducts liquidity management on both a daily and long-term basis; and it adjusts its investments in liquid assets based on expected loan demand, projected loan maturities and payments, estimated cash flows from the loan pool participations, expected deposit flows, yields available on interest-bearing deposits, and the objectives of its asset/liability management program. The Company had liquid assets (cash and cash equivalents) of $8,321,000 as of June 30, 1999, compared with $22,121,000 as of December 31, 1998. Much of the decrease during the quarter was utilized to fund loan growth and to purchase loan pool participations. Investment securities classified as available for sale could be sold to meet liquidity needs, if necessary. Additionally, the bank subsidiaries maintain lines of credit with correspondent banks and the Federal Home Loan Bank that would allow them to borrow federal funds on a short-term basis if necessary. The Company also maintains a line of credit with a major commercial bank that provides liquidity for the purchase of loan pool participation investments and other corporate needs. Management believes that the Company has sufficient liquidity as of June 30, 1999 to meet the needs of borrowers and depositors.

Market Risk Management

     Market risk is the risk of earnings volatility that results from adverse changes in interest rates and market prices. The Company's market risk is primarily comprised of interest rate risk arising from its core banking activities of lending and deposit taking. Interest rate risk is the risk that changes in market interest rates may adversely affect the Company's net interest income. Management continually develops and applies strategies to mitigate this risk. Management does not believe that the Company's primary market risk exposures and how those exposures were managed in the first six months of 1999 changed when compared to 1998.

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

     The Company has established Year 2000 Committees and Plans at its bank and thrift subsidiaries, and formal project plans have been developed and adopted. Testing and contingency plans have also been developed and adopted by the Company's subsidiaries. Testing procedures are completed for all currently used hardware and software. Any new hardware or software acquired through December 31, 1999 will be tested upon installation. The Company purchased a new main-frame computer system in 1997 that is year 2000 compliant at a cost of $430,000. This computer system became fully operational in the first quarter of 1998 with the equipment cost begin depreciated over a five year period beginning in 1998.

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

PART II -- ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company's annual meeting of shareholders was held on April 30, 1999. The record date for determination of shareholders entitled to vote at the meeting was February 22, 1999. There were 3,636,345 shares outstanding as of that date, each such share being entitled to one vote. At the shareholders' meeting the holders of 3,397,561 shares of stock were represented in person or by proxy, which constituted a quorum. The following proposals were voted on at the meeting:

Proposal 1 -- Election of Directors:

     The following members of the Company's board of directors were elected to serve for the specified term or until their successors shall have been elected and qualified. Such persons received the number of votes set opposite their names:

                                                                          VOTE
                                                               FOR      WITHHELD
                                                               ---      --------
Three-year term (2002):
  Charles S. Howard.......................................  3,390,573     6,988
  James F. Mathew.........................................  3,387,490    10,071
  David A. Meinert........................................  3,390,573     6,988

Proposal 2 -- Ratification of Auditors' Appointment:

     A vote was also taken on the ratification of the appointment of KPMG LLP as independent auditors of the Company for the fiscal year ending December 31, 1999. The results of the vote were as follows:

                                 DEALER
   FOR      AGAINST   ABSTAIN   NON-VOTES
   ---      -------   -------   ---------
3,387,977    7,636     1,948         0

PART II -- ITEM 5. OTHER INFORMATION

     Director Robert K. Clements resigned from the Company's Board of Directors effective May 20, 1999. There was no disagreement with the Company on any matter relating to its operations, policies, or practices. PART II -- ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) The following exhibits are filed with this Report or, if so indicated, incorporated by reference:

EXHIBITS
 3.1       Articles of Incorporation of Mahaska Investment Company. (f)
 3.2       Bylaws of Mahaska Investment Company. (f)
10.1       Mahaska Investment Company Employee Stock Ownership Plan &
           Trust as restated and amended. (b)
10.2.1     1993 Stock Incentive Plan. (a)
10.2.2     1996 Stock Incentive Plan. (d)
10.2.3     1998 Stock Incentive Plan. (e)
10.3.1     Midstates Resources Corp. Loan Participation and Servicing
           Agreement dated December 9, 1992 between Midstates Resources
           Corp., Mahaska Investment Company, and Mahaska State Bank.
           (a)
10.3.2     Central states Resources Corp. Liquidation Agreement dated
           April 18, 1988 between Central States Resources Corp.,
           Mahaska State Bank, National Bank & Trust Co., and Randal
           Vardaman. (a)
10.3.3     All States Resources Corp. Loan Participation and Servicing
           Agreement dated September 13, 1993 between All States
           Resources Corp., Mahaska Investment Company, and West Gate
           Bank. (a)
10.5.1     Revolving Loan Agreement dated January 31, 1996 between
           Mahaska Investment Company and Harris Trust & Saving Bank.
           (c)
10.5.2     Fifth Amendment to Revolving Loan Agreement and Revolving
           Loan Note between Mahaska Investment Company and Harris
           Trust & Savings Bank dated December 29, 1998. (g)
11         Computation of Per Share Earnings.
27         Financial Data Schedule.
27.1       Financial Data Schedule.

-------------------------
(a) Incorporated by reference to the Form S-1 Registration Number 33-81922 of Mahaska Investment Company.

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

     (b) Reports on Form 8-K -- The Company did not file any reports on Form 8-K for the three months ended June 30, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          MAHASKA INVESTMENT COMPANY

                                          --------------------------------------
                                          (Registrant)

August 6, 1999                         /s/ CHARLES S. HOWARD
Dated                                  --------------------------------------------------------
                                       Charles S. Howard
                                       President

August 6, 1999                         /s/ DAVID A. MEINERT
Dated                                  --------------------------------------------------------
                                       David A. Meinert
                                       Executive Vice President and
                                       Chief Financial Officer
                                       (Principal Accounting Officer)