Form 10-Q
period 1999-09-30
MAHASKA INVESTMENT CO
filed 1999-11-12
CIK 741390

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




FOR QUARTER ENDED                                  COMMISSION FILE NUMBER
SEPTEMBER 30, 1999                                         0-24630





                           MAHASKA INVESTMENT COMPANY
             (Exact Name of Registrant as Specified in its Charter)




         IOWA                                            42-1003699
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

                Yes   X                            No

As of November 1, 1999, there were 4,778,203 shares of common stock $5 par value outstanding.

PART 1 -- Item 1. Financial Statements

                           MAHASKA INVESTMENT COMPANY
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CONDITION

(unaudited)
(dollars in thousands,                                      Sept. 30,   Dec. 31,
except for share amounts)                                     1999        1998
                                                           ---------   ---------
                              ASSETS
Cash and due from banks ................................   $   9,808      9,292
Interest-bearing deposits in banks .....................       1,232      3,559
Federal funds sold .....................................       1,000      9,270
                                                           ---------   ---------
  Cash and cash equivalents ............................      12,040     22,121
                                                           ---------   ---------
Investment Securities:
  Available for sale ...................................      63,460     29,655
  Held to maturity .....................................      32,025     13,679
Loans ..................................................     285,492    165,427
Allowance for loan losses ..............................      (3,349)    (2,177)
                                                           ---------   ---------
    Net loans ..........................................     282,143    163,250
                                                           ---------   ---------

Loan pool participations ...............................      70,707     54,510
Premises and equipment, net ............................       6,866      4,043
Accrued interest receivable ............................       5,104      3,175
Other assets ...........................................       2,748      2,406
Goodwill ...............................................      13,140      5,550
                                                           ---------   ---------
  Total assets .........................................   $ 488,233    298,389
                                                           ---------   ---------

              LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Demand ...............................................   $  20,698     23,029
  NOW and Super NOW ....................................      42,265     34,214
  Savings ..............................................      95,244     59,758
  Certificates of deposit ..............................     183,536    115,732
                                                           ---------   ---------
    Total deposits .....................................     341,743    232,733
Federal funds purchased ................................       8,665          0
Federal Home Loan Bank advances ........................      59,986      7,595
Note payable ...........................................      16,250     17,000
Other liabilities ......................................       4,237      2,829
                                                           ---------   ---------
    Total liabilities ..................................     430,881    260,157
                                                           ---------   ---------
Shareholders' equity:
  Common stock, $5 par value; authorized
    20,000,000 shares; issued 4,912,849
    shares as of September 30, 1999 and
    3,636,345 as of December 31, 1998 ..................      24,564     19,038
  Capital surplus ......................................      13,281         17
  Treasury stock at cost, 134,646 shares
    as of September 30, 1999,and 171,156
    shares as of December 31, 1998 .....................      (2,202)    (2,799)
  Retained earnings ....................................      21,880     21,806
  Accumulated other comprehensive income
    (loss) .............................................        (171)       170
                                                            ---------  ---------
     Total shareholders' equity ........................      57,352     38,232
                                                            ---------  ---------
     Total liabilities and shareholders'
       equity ..........................................   $ 488,233    298,389
                                                           ---------  ---------

See accompanying notes to consolidated financial statements.

                           MAHASKA INVESTMENT COMPANY
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

(unaudited)                               Three Months Ended  Nine Months Ended
(dollars in thousands,                       September 30        September 30
 except per share)                         1999        1998    1999        1998
                                           -----------------   ----------------
INTEREST INCOME:
  Interest and fees on loans .........     $4,090     3,986    11,855    11,038
  Interest and discount on
     loan pools ......................      2,162     1,527     5,710     6,182
  Interest on bank deposits ..........          2        21        53       109
  Interest on federal funds sold .....          4        15       178       238
  Interest on investment
     securities:
    Available for sale ...............        404       418     1,277     1,196
    Held to maturity .................        166       217       533       693
                                           ------    ------    ------    ------
      Total interest income ..........      6,828     6,184    19,606    19,456
                                           ------    ------    ------    ------
INTEREST EXPENSE:
  Interest on deposits:
    NOW and Super NOW ................        149       161       445       502
    Savings ..........................        689       553     1,901     1,654
    Certificates of deposit ..........      1,510     1,533     4,649     4,477
  Interest on federal funds
    purchased ........................         57        10        61        11
  Interest on Federal Home Loan
    Bank advances ....................        134       101       351       280
  Interest on note payable ...........        295       271       894       750
                                           ------    ------    ------    ------
      Total interest expense .........      2,834     2,629     8,301     7,674
                                           ------    ------    ------    ------
      Net interest income ............      3,994     3,555    11,305    11,782
  Provision for loan losses ..........        462       307     2,094       594
                                           ------    ------    ------    ------
      Net interest income
      after provision for
      loan losses ....................      3,532     3,248     9,211    11,188
                                           ------    ------    ------    ------
NONINTEREST INCOME:
  Service charges ....................        318       329       935       917
  Data processing income .............         52        48       153       148
  Other operating income .............         70       138       294       307
  Investment security gains ..........          0         0         0        26
                                           ------    ------    ------    ------
         Total noninterest income ....        440       515     1,382     1,398
                                           ------    ------    ------    ------
NONINTEREST EXPENSE:
  Salaries and employee
    benefits expense .................      1,239     1,210     3,830     3,540
  Net occupancy expense ..............        363       348     1,062     1,003
  Professional fees ..................         63        95       488       344
  Other operating expense ............        464       439     1,729     1,334
  Goodwill amortization ..............        134       153       422       459
                                           ------    ------    ------    ------
    Total noninterest expense ........      2,263     2,245     7,531     6,680
                                           ------    ------    ------    ------
  Income before income tax
     expense .........................      1,709     1,518     3,062     5,906
  Income tax expense (benefit) .......        622       541     1,137     2,125
                                           ------    ------    ------    ------
           Net Income ................     $1,087       977     1,925     3,781
                                           ------    ------    ------    ------
  Earnings per common
    share - basic ....................     $ 0.30      0.27      0.53      1.03
  Earnings per common
    share - diluted ..................     $ 0.29      0.26      0.51      0.98
  Dividends per common share .........     $ 0.15      0.14      0.45      0.42

See accompanying notes to consolidated financial statements.

                           MAHASKA INVESTMENT COMPANY
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

(unaudited)                               Three Months Ended  Nine Months Ended
(in thousands,                               September 30       September 30
                                          1999         1998   1999        1998
                                          -----------------   ----------------

Net Income ...........................   $ 1,087      977      1,925     3,781

Other Comprehensive Income:
  Unrealized gains (losses)
  on securities available
  for sale:
    Unrealized holding gains
    (losses) arising during
    the period, net of tax ...........       (64)      94       (341)      120

   Less: reclassification
    adjustment for net (gains)
    losses included in net income,
    net of tax .......................         0        0          0       (17)
                                         -------  -------    -------   -------
Other comprehensive income
  (loss), net of tax .................       (64)      94       (341)      103
                                         -------  -------    -------   -------
Comprehensive income (loss) ..........   $ 1,023    1,071      1,584     3,884
                                         -------  -------    -------   -------

See accompanying notes to consolidated financial statements.


PART 1 -- Item 1. Financial Statements, Continued

                           MAHASKA INVESTMENT COMPANY
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)                                           Nine Months Ended
(dollars in thousands)                                   September 30,
                                                      1999          1998
                                                     --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income .......................................   $  1,925       3,781
                                                     --------    --------
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
  Depreciation and amortization ..................        912         918
  Provision for loan losses ......................      2,094         594
  Investment securities gains ....................          0         (26)
  Loss on sale of bank premises and
    equipment ....................................          4           0
  Amortization of investment securities
    premiums .....................................        144         115
  Accretion of investment securities and
    loan discounts ...............................       (369)       (323)
  Increase in other assets .......................       (729)       (487)
  Decrease in other liabilities ..................         (3)       (184)
                                                     --------    --------
    Total adjustments ............................      2,053         607
                                                     --------    --------
    Net cash provided by operating
          activities .............................      3,978       4,388
                                                     --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment securities available for sale:
  Proceeds from sales ............................          0         175
  Proceeds from maturities .......................      9,024       3,479
  Purchases ......................................     (7,177)     (7,137)
Investment securities held to maturity:
  Proceeds from maturities .......................      3,606       6,902
  Purchases ......................................     (2,221)     (3,849)
Purchases of loan pool participations ............    (31,670)    (21,029)
Principal recovery on loan pool
  participations .................................     20,252      19,105
Net increase in loans ............................    (20,924)    (22,145)
Purchases of bank premises and equipment .........       (318)       (420)
Proceeds from acquisition ........................      3,403           0
                                                     --------    --------
    Net cash used in investing activities ........    (26,025)    (24,919)
                                                     --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits .........................      1,846       5,249
Net increase in federal funds purchased ..........      8,665       3,775
Federal Home Loan Bank advances ..................      3,500       6,300

Repayment of Federal Home Loan Bank advances .....        (24)         (1)
Advances on note payable .........................      3,300       7,200
Principal payments on note payable ...............     (4,050)     (4,500)
Dividends paid ...................................     (1,644)     (1,542)
Purchases of treasury stock ......................          0      (1,768)
Proceeds from exercise of stock
  options ........................................        373         605
                                                     --------    --------
    Net cash provided by financing
      activities .................................     11,966      15,318
                                                     --------    --------
    Net decrease in cash
      and cash equivalents .......................    (10,081)     (5,213)
Cash and cash equivalents at beginning
  of period ......................................     22,121      19,195
                                                     --------    --------

Cash and cash equivalents at end of period .......   $ 12,040      13,982
                                                     --------    --------

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest .....................................   $  8,359       7,627
                                                     --------    --------
    Income taxes .................................   $  1,378       2,061
                                                     --------    --------

See accompanying notes to consolidated financial statements.

                           MAHASKA INVESTMENT COMPANY

                   Notes to Consolidated Financial Statements
                                   (Unaudited)


1.       Basis of Presentation

The accompanying consolidated statement of condition as of December 31, 1998, the consolidated statements of income, the consolidated statements of comprehensive income, and the consolidated statements of cash flow for the nine months ended September 30, 1998 include the accounts and transactions of the Company and its four wholly-owned subsidiaries, Mahaska State Bank, Central Valley Bank, Pella State Bank and On-Site Credit Services, Inc. The consolidated statement of condition as of September 30, 1999 includes the accounts of the Company and its aforementioned subsidiaries plus Midwest Federal Savings and Loan Association of Eastern Iowa ("Midwest Federal"). Midwest Federal was acquired as a result of the merger with Midwest Bancshares, Inc.("Midwest"), which closed on September 30, 1999. The consolidated statement of cash flows for the nine months ended September 30, 1999 presents the transactions of the Company and the original four subsidiaries for the nine months and includes the results of the merger transaction with Midwest. All material intercompany balances and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1999, and the results of operations for the three months and the nine months ended September 30, 1999 and 1998, and cash flows for the nine months ended September 30, 1999 and 1998.

The results for the three months and the nine months ended September 30, 1999 may not be indicative of results for the year ended December 31, 1999, or for any other period.

2.       Consolidated Statements of Cash Flows

In the consolidated statements of cash flows, cash and cash equivalents include cash and due from banks, interest-bearing deposits with banks, and federal funds sold.

3.       Income Taxes

Federal income tax expense for the three months and the nine months ended September 30, 1999 and 1998 was computed using the consolidated effective federal tax rate. The Company also recognized income tax expense pertaining to state franchise taxes payable individually by the subsidiary banks.

4.       Earnings Per Common Share

Basic earnings per common share computations are based on the weighted average number of shares of common stock actually outstanding during the period. The weighted average number of shares for the three-month periods ended September 30, 1999 and 1998 was 3,679,991 and 3,654,768, respectively. The weighted average number of shares for the nine-month periods ended September 30, 1999 and 1998 was 3,656,397 and 3,669,414, respectively. Diluted earnings per share amounts are computed by dividing net income by the weighted average number of shares and all dilutive potential shares outstanding during the period. The computation of diluted earnings per share used a weighted average number of shares outstanding of 3,768,483 and 3,832,830 for the three months ended September 30, 1999 and 1998, respectively, and 3,751,594 and 3,864,608 for the nine months ended September 30, 1999 and 1998, respectively.

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

7.       Sale of On-Site Credit Services, Inc.

On April 23, 1999, the Company announced that it had elected to seek a buyer for On-Site Credit Services, Inc. ("On-Site"), its wholly-owned commercial finance subsidiary. A letter of intent was executed with a potential buyer for On-Site on July 28, 1999. It was anticipated that a closing on the sale would occur in the fourth quarter of 1999. In October of 1999, it became apparent that a satisfactory agreement would not be reached with the potential buyer due to the proposed structure of the transaction (not due to pricing issues). Management is currently evaluating a number of other alternatives related to On-Site, including a modified transaction with the original potential buyer. As of September 30, 1999, On-Site's loan and lease portfolio totaled $8,394,000, or approximately 3 percent of the Company's total loans as of that date. The Company's financial results for the nine months ended September 30, 1999 include costs and charges related to the proposed sale of the On-Site activity consisting of a loan loss provision of $1,243,000, estimated loss on sale of $220,000, and $21,000 in severance benefits paid to employees.

8.       Acquisition of Midwest Bancshares, Inc.

The Company announced on February 2, 1999, that it entered into a definitive agreement to acquire all the outstanding shares of Midwest Bancshares, Inc. ("Midwest") of Burlington, Iowa. Midwest Bancshares is the parent company of Midwest Federal Savings and Loan Association of Eastern Iowa ("Midwest Federal"), a community-oriented thrift institution, with locations in Burlington, West Burlington, Fort Madison, and Wapello, Iowa. The transaction with Midwest was accounted for using the purchase method of accounting.

On July 22, 1999, the Federal Reserve Bank of Chicago approved the acquisition. The acquisition was approved by shareholders of both companies on September 22, 1999, with the closing occurring on September 30, 1999. Following the merger, Midwest Federal became a wholly-owned subsidiary of the Company, retaining its separate thrift charter. As of September 30, 1999, Midwest Federal had total assets of $176,929,000, loans of $100,239,000 and deposits of $107,164,000. The purchase price for Midwest totaled $19,237,000 including transaction expenses for attorney fees, investment banking fees, accounting, employment agreement settlements, and stock registration costs totaling $640,000. The purchase price was determined based on the Company's average share price at the announcement date times the 1,105,348 shares of Company common stock that were issued to the former shareholders of Midwest on September 30, 1999. The excess of the purchase price over the identifiable fair value of the tangible and identifiable intangible assets acquired and the liabilities assumed of $6,234,000 was recorded as goodwill and will be amortized over 25 years on a straight- line basis. The acquisition has been accounted for by the purchase method of accounting and, accordingly, the income and earnings results of Midwest Federal are not included with the results of the Company for the periods ending September 30. The balance sheet data as of September 30, 1999, does include the amounts acquired from Midwest.

The following unaudited proforma financial information presents the combined results of operations of the Company and Midwest Federal as if the acquisition had been effective January 1, 1998, after giving effect to certain adjustments, including amortization and accretion of discounts, premiums, goodwill and deposit base intangibles and related income tax effects. The proforma financial information does not necessarily reflect the results of operations that would have occurred had the Company and Midwest Federal constituted a single entity during such periods.

                                                   Pro Forma
Proforma Condensed                                 Acquisition    Pro Forma
Statement of Income      Mahaska     Midwest       Adjustment     Consolidated
-------------------      -------     -------       ----------     ------------
Nine Months ended
September 30, 1999:
(in thousands, except
per share amounts)

Interest income         $ 19,608       8,531          455           28,592
Interest expense           8,301       5,392          (61)          13,632
                         -------      ------        -----           ------
Net interest income       11,305       3,139          516           14,960
Provision for loan
  losses                   2,094          36            -            2,130
Noninterest income         1,382         451            -            1,833
Noninterest expense        7,531       2,520          467           10,518
                         -------      ------        -----           ------
Income before income
  tax expense              3,062       1,034           49            4,145
Income tax expense         1,137         382            -            1,519
                         -------      ------        -----           ------
Net income                 1,925         652           49            2,626
                         -------       -----        -----           ------
Earnings per common
 share - basic              0.53        0.59                          0.55
Earnings per common
  share - diluted           0.51        0.59                          0.54


Nine Months ended
September 30, 1998:

Interest income         $ 19,456       8,521          455           28,432
Interest expense           7,674       5,399          (61)          13,012
                        --------       -----        -----           ------
Net interest income       11,782       3,122          516           15,420
Provision for loan
  losses                     594          36            -              630
Noninterest income         1,398         543            -            1,941
Noninterest expense        6,680       2,123          467            9,270
                         --------      -----        -----           ------
Income before income
  tax expense              5,906       1,506           49            7,461
Income tax expense         2,125         456            -            2,581
                         -------       -----        -----           ------
Net income                 3,781       1,050           49            4,880
                         -------       -----        -----           ------
Earnings per common
 share - basic              1.03        1.01                          1.04
Earnings per common
  share - diluted           0.98        0.95                          0.98


PART I -- Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                        QUARTER ENDED SEPTEMBER 30, 1999

On September 30, 1999, the Company acquired all of the outstanding common stock of Midwest Federal Savings and Loan Association of Eastern Iowa ("Midwest Federal") as a result of an exchange of Company stock with the shareholders of Midwest Bancshares, Inc. ("MWBI"), the thrift holding company for Midwest Federal. A total of 1,105,348 shares of Company common stock were issued to the former shareholders of MWBI in a transaction valued at $19,237,000, including transaction expenses. The acquisition of Midwest Federal is being accounted for using the purchase method of accounting as of September 30, 1999, Midwest Federal had total assets of $176,929,000, deposits of $107,164,000 and total loans of $100,239,000. Midwest Federal will remain a separate wholly-owned subsidiary of the Company.

The Company recorded net income of $1,087,000 for the quarter ended September 30, 1999, compared with net income of $977,000 for the three months ended September 30, 1998, an increase of $110,000 (11 percent). Net income and earnings results for the quarter do not include results from Midwest Federal, since the acquisition was accounted for using the purchase method of accounting. Basic earnings per share for the third quarter of 1999 was $.30 versus $.27 per share for the third quarter of 1998. Diluted earnings per share for the third quarter of 1999 was $.29 versus diluted earnings per share of $.26 for the third quarter of 1998. Actual weighted average shares outstanding were 3,679,991 and 3,654,768 for the third quarter of 1999 and 1998, respectively. The issuance of 1,105,348 shares on September 30, 1999, to shareholders of MWBI as a result of the merger into the Company did not materially change the average for the quarter, but will increase the average shares outstanding in future periods. The Company's return on average assets for the quarter ended September 30, 1999 was
1.41 percent compared with a return of 1.39 percent for the quarter ended September 30, 1998. The Company had a return on average equity of 11.24 percent for the three months ended September 30, 1999 versus 10.15 percent for the three months ended September 30, 1998.


RESULTS OF OPERATIONS

Net Interest Income

Net interest income is computed by subtracting total interest expense from total interest income. Fluctuations in net interest income can result from the changes in the volumes of assets and liabilities as well as changes in interest rates. The Company's net interest income for the quarter ended September 30, 1999 increased $439,000 (12 percent) to $3,994,000 from $3,555,000 for the three months ended September 30, 1998. This increase was mainly due to increased interest income and discount recovery on loan pool participations and increased interest income earned on higher loan volumes. Increased interest expense on deposits and borrowed funds somewhat offset the higher interest income. Total interest income increased $644,000 (10 percent) in the third quarter of 1999 compared with the same period in 1998. The Company's total interest expense for the quarter increased $205,000 (8 percent) compared with the same period in 1998. The Company's net interest margin (on a federal tax-equivalent basis) for the third quarter of 1999 rose to 5.62 percent from 5.54 percent in the third quarter of 1998. Net interest margin is a measure of the net return on interest-earning assets and is computed by dividing annualized net interest income by the average of total interest- earning assets for the period. The Company's overall yield on earning assets was 9.56 percent for the third quarter of 1999 compared to 9.58 percent for the third quarter of 1998. The rate on interest-bearing liabilities also decreased in the third quarter of 1999 to 4.62 percent compared with 4.76 percent for the third quarter of 1998.

Interest income and fees on loans increased $104,000 (3 percent) in the third quarter of 1999 compared to the same period in 1998, mainly due to higher real estate loan volumes. The average yield on loans declined to 8.94 percent for the third quarter of 1999, compared to 9.67 percent in the third quarter of 1998 as competition for loans forced the Company to reduce some of its loan rates to remain competitive in its markets. Recent moves by the Federal Reserve to increase interest rates may benefit the Company in future periods as variable rate loans tied to prime have been adjusted upward. Competition for loans in the market areas served by the Company remains strong. Average loans outstanding were $181,547,000 for the third quarter of 1999 compared with $163,574,000 for the third quarter of 1998, an increase of $17,973,000 (11 percent). The
Company's subsidiaries all experienced an increase in average loan volume between the third quarter of 1999 and 1998. Average real estate loan volumes increased $18,128,000 (26 percent), commercial loans averaged $633,000 (1 percent) lower, and agricultural loans increased $2,625,000 (8 percent) in average volume for the third quarter of 1999 compared with 1998. Loans to individuals declined an average of $1,782,000 (13 percent) in the third quarter of 1999 compared with 1998 as the Company generally does not attempt to compete for the consumer loan business (especially new car loans).

The Company recognized an additional $635,000 in interest and discount income on loan pool participations in the third quarter of 1999 compared with 1998, mainly due to higher loan pool volumes. Interest income and discount collected on the loan pool participations for the three months ended September 30, 1999 was $2,162,000 compared with $1,527,000 collected in the third quarter of 1998. The yield on loan pool participations rose to 13.69 percent for the third quarter of 1999 compared with 12.51 percent for the quarter ended September 30, 1998. The average loan pool participation investment balance was $14,230,000 (29 percent) greater in the third quarter of 1999 than in 1998 as a result of new purchases of pools. Newly purchased loan pools typically do not produce income for a period of up to 120 days from date of purchase which significantly impacts the yield on the investment. These loan pool participations are pools of performing and distressed and nonperforming loans that the Company has purchased at a discount from the aggregate outstanding principal amount of the underlying loans. Income is derived from this investment in the form of interest collected and the repayment of the principal in excess of the purchase cost which is herein referred to as "discount recovery." The Company recognizes interest income and discount recovery on its loan pool participations on a cash basis. The loan pool participations have traditionally been a high-yield activity for the Company, but this yield has fluctuated from period to period based on the amount of cash collections, discount recovery, and net collection expenses of the servicer in any given period. The income and yield on loan pool participations may vary in future periods due to the volume and discount rate on loan pools purchased.

The increase in interest expense in the third quarter of 1999 compared with 1998 was mainly attributable to growth in deposits and an increase in borrowed funds. Average interest-bearing deposits for the third quarter of 1999 increased $17,000,000 (9 percent) from the same period in 1998 with the largest increase occurring in the savings deposit category. Borrowings on the Company's commercial bank line of credit averaged $1,470,000 higher in the third quarter of 1999 compared with 1998 as the Company borrowed funds to provide operating cash to purchase loan pools. Federal Home Loan Bank advances during the third quarter of 1999 averaged $2,438,000 greater than in 1998 as the Company utilized these advances to fund asset growth. The higher average balance of these borrowed funds resulted in increased interest expense in 1999 compared with 1998, even though the average rate on all interest-bearing liabilities declined. The Company's overall rate on interest-bearing liabilities decreased to 4.62 percent for the third quarter of 1999 compared to 4.76 percent in 1998.


Provision for Loan Losses

The Company recorded a provision for loan losses of $462,000 in the third quarter of 1999, of which $207,000 was recorded by On-Site Credit Services, Inc. In the third quarter of 1998, the Company recorded a provision for loan losses of $307,000. Management determines an appropriate provision based on its evaluation of the adequacy of the allowance for loan losses in relationship to a continuing review of problem loans, the current economic conditions, actual loss experience and industry trends. In addition to the large provision at On-Site, one of the Company's banks recorded a significant charge-off on an agricultural loan which necessitated an additional provision of $100,000 during the period. Management believes that the allowance for loan losses is adequate based on the inherent risk in the portfolio as of September 30, 1999, however, continued growth in the loan portfolio and the uncertainty of the agricultural economy require that management continue to evaluate the adequacy of the allowance for loan losses and make additional provisions in future periods as deemed necessary.


Other Income

Other income results from the charges and fees collected by the Company from its customers for various services performed, data processing income received from nonaffiliated banks, miscellaneous other income and gains (or losses) from the sale of investment securities held in the available for sale category. Total other income was $74,000 (14 percent) lower in the third quarter of 1999 compared with 1998, mainly due a nonrecurring receipt in the 1998 quarter of a settlement of an employee misappropriation of funds.


Other Expense

Total other noninterest expense for the quarter ended September 30, 1999 increased $19,000 (1 percent) compared to noninterest expense for the third quarter of 1998. Other expense includes all the costs incurred to operate the Company except for interest expense, the loan loss provision and income taxes. Salaries and benefits expense for the third quarter of 1999 increased $29,000 (2 percent) over 1998, primarily as a result of higher salary levels. Net occupancy and equipment expenses for the 1999 quarter increased $15,000 (4 percent) in comparison to 1998 with most of the increase due to the additional facilities of Pella State Bank and the increased depreciation expense incurred on the Company's new mainframe computer. Professional fees in the September 30, 1999 quarter declined by $32,000 compared to 1998. Other operating expense increased by $25,000 in the third quarter of 1999 compared with the three months ended September 30, 1998.

Income Tax Expense

The Company incurred income tax expense of $621,000 for the three months ended September 30, 1999. For the three months ended September 30, 1998, the Company incurred income tax expense of $541,000. The increased tax expense for the September 1999 quarter was mainly due to higher overall taxable income compared to the same period in the prior year.


                      NINE MONTHS ENDED SEPTEMBER 30, 1999

The Company's net income for the nine months of 1999 was $1,925,000 compared with $3,781,000 earned in the nine months of 1998. The losses attributable to the On-Site operation and a decline in loan pool income in 1999 were primarily responsible for the overall reduction in net income. The income and earnings results for the period do not include Midwest Federal, since the acquisition was required to be accounted for using the purchase method. Basic and diluted earnings per share for the nine months of 1999 were $.53 and $.51, respectively, compared with 1998 basic earnings per share of $1.03 and diluted earnings of $.98 per share. Actual weighted- average shares outstanding were 3,656,397 in the nine months of 1999 and 3,669,414 in 1998. The Company's return on average assets was .85 percent in the nine months of 1999 and 1.83 percent in 1998. Return on average equity was 6.68 percent in 1999 and 13.32 percent for the first nine months of 1998.

On April 23, 1999, the Company announced that it had elected to seek a buyer for On-Site Credit Services, Inc. ("On-Site"), its wholly-owned commercial finance subsidiary. A letter of intent was executed with a potential buyer for On-Site on July 28, 1999. It was anticipated that a closing on the sale would occur in the fourth quarter of 1999. In October of 1999, it became apparent that a satisfactory agreement would not be reached with the potential buyer due to the proposed structure of the transaction (not due to pricing issues). Management is currently evaluating a number of other alternatives related to On-Site, including a modified transaction with the original potential buyer. As of September 30, 1999, On-Site's loan and lease portfolio totaled $8,394,000, or approximately 3 percent of the Company's total loans as of that date. The Company's financial results for the nine months ended September 30, 1999 include costs and charges related to the proposed sale of the On-Site activity consisting of a loan loss provision of $1,243,000, estimated loss on sale of $220,000, and $21,000 in severance benefits paid to employees. For the nine months of 1999, net after-tax losses related to On-Site amounted to $877,000, or $.24 per share basic and $.23 per share diluted. Without the On-Site losses, the Company's year-to-date income from on-going operations would have been $2,802,000, or $.77 per share basic.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income for the nine months ended September 30, 1999 declined $477,000 (4 percent) compared with the prior year, mostly due to reduced interest income and discount recovery on loan pools and increased interest expense. Total interest income increased $150,000 (1 percent) in 1999 while interest expense increased $627,000 (8 percent) in 1999 compared with 1998. The Company's net interest margin for the first nine months of 1999 was 5.43 percent compared with 6.25 percent in 1998. The overall yield on earning assets was 9.38 percent in 1999 and 10.29 percent in 1998. The rate on interest-bearing liabilities decreased in 1999 to 4.63 percent compared with 4.75 percent in 1998.

Interest and fees on loans increased $817,000 (7 percent) in the nine months of 1999 compared with 1998 primarily due to increased loan volumes. Average loans outstanding of $175,490,000 in 1999 were $21,033,000 greater than in 1998. The overall yield on loans declined to 9.03 percent in 1999 compared with 9.55 percent in 1998 as market interest rates were lower on average.

The interest income and discount collected on loan pools decreased $472,000 (8 percent)in the first nine months of 1999 compared with 1998 as a result of higher collection costs incurred by the servicer on loans that had been purchased in 1996 and 1997, and the reduced overall profit margin attributable to the purchase of higher quality assets in more recent periods. The yield on loan pool investments for the nine months of 1999 was 13.57 percent compared with 16.98 percent in 1998. Average loan pool investments in 1999 were $56,263,000 compared with $48,663,000 for 1998.

Growth in deposits, additional advances from the Federal Home Loan Bank, and increased borrowings on the Company's commercial bank line of credit were responsible for the higher interest expense incurred by the Company in 1999. Total interest expense on deposits increased $362,000 (5 percent) in 1999 while interest on borrowed funds (including notes payable) increased $265,000 (26 percent) over 1998. Increased borrowings on the Company's bank line of credit were primarily used to fund the On-Site activities and the purchase of loan pool investments.

Provision for Loan Losses

The year-to-date loan loss provision for 1999 was $2,094,000, with $1,534,000 related to On-Site. The subsidiary banks' provision for loss totaled $560,000 for the first nine months of 1999. For the first nine months of 1998, the Company's provision for loan losses was $594,000, with $180,000 of that amount attributable to On-Site and $414,000 recorded by the bank subsidiaries.

Other Income

Non-interest income totaled $1,382,000 for the first nine months of 1999 compared with $1,398,000 in 1998, a decline of $16,000 in 1999. Minimal increases were noted in service charges collected on deposit accounts and in data processing income. The Company did record a gain on the sale of investment securities totaling $26,000 in 1998 while there were no sales in 1999.

Other Expense

Total non-interest expense increased $851,000 (13 percent) in the first nine months of 1999 compared with 1998. Salaries and benefits increased $290,000 (8 percent) mainly as a result of increased staffing at Mahaska State Bank and Pella State Bank and higher salary levels. Occupancy and equipment expenses rose $59,000 (6 percent) due to higher maintenance contract and licensing fees on check processing equipment. Professional fees increased $144,000 (42 percent) in 1999 compared with 1998 mainly due to fees related to the sale of the On-Site subsidiary totaling $220,000. A loss on the sale of real estate held by the Company in the amount of $91,000 and liquidation costs associated with problem credits at On-Site contributed to the $395,000 (30 percent) increase in Other operating expenses in the nine months ended September 30, 1999 compared with 1998.

Income Tax Expense

The Company recognized income tax expense of $1,137,000 for the first nine months of 1999 compared with $2,125,000 for the same period in 1998. The Company's effective income tax rate for the 1999 period was 37.12 percent compared with 35.98 percent in the nine months ended September 30, 1998.


FINANCIAL CONDITION

The Company's total assets as of September 30, 1999 were $488,233,000, an increase of $189,844,000 from December 31, 1998. The consummation of the merger with Midwest Bancshares, Inc. (MWBI) on September 30, 1999 added assets of $176,929,000 to the Company total. As of September 30, 1999, the Company had $1,000,000 in federal funds sold and $8,665,000 in federal funds borrowed compared with $9,270,000 sold as of December 31, 1998. The Company's liquidity needs are usually highest in the second and third quarters of each year due to seasonal loan demand and minimal deposit growth in the first nine months of the year. Federal funds are borrowed on a short-term basis to meet this liquidity need.


Investment Securities

Investment securities available for sale increased $33,805,000 from December 31, 1998 to the September 30, 1999 total of $63,460,000. Midwest Federal's total of $36,285,000 was added while the Company's securities maturing were not reinvested. Investment securities classified as held to maturity rose to $32,025,000 as of September 30, 1999, compared with $13,679,000 on December 31, 1998, with the net increase due to the addition of Midwest Federal.


Loans

Overall loan volumes continued to increase, with total loans outstanding of $285,492,000 on September 30, 1999, reflecting growth of $19,003,000 (11 percent) from December 31, 1998 in the Company's originated loans, and loans totaling $100,239,000 attributable to the acquisition of Midwest Federal. As of September 30, 1999, the Company's loan to deposit ratio (excluding loan pool investments) was 83.5 percent. This compares with a year-end 1998 loan to deposit ratio of 71.1 percent. As of September 30, 1999, On-Site had total loans outstanding of $8,394,000, mostly in the commercial loan category. This compares with a December 31, 1998 loan total for On-Site of $13,246,000.


Loan Pool Participations

As of September 30, 1999, the Company had investments in loan pool participations of $70,707,000, an increase of $16,197,000 (30 percent) from the December 31, 1998 balance. Included in the September 30, 1999 loan pool balance is $4,779,000 of pools purchased by Midwest Federal prior to the quarter end. The loan pool investment balance shown as an asset on the Company's Balance Sheet represents the discounted purchase cost of the loan pool participations. The Company actively continued to evaluate and bid on loan pool packages in the third quarter of 1999 and was successful in investing $11,848,000 during the period (plus $5,000,000 invested by Midwest Federal). The loan pool participation investment as of December 31, 1998 was $54,510,000. During 1999, the Company has invested $31,670,000 in loan pool participations compared with $21,029,000 in the first nine months of 1998. The average loan pool participation investment of $56,262,000 for the first nine months of 1999 was $7,599,000 (16 percent) higher than the average balance of $48,663,000 for 1998.


Deposits

Total deposits as of September 30, 1999 were $341,743,000 compared with $232,733,000 as of December 31,1998. Midwest Federal had deposits of $107,164,000 as of the merger date while deposits at the other bank subsidiaries increased minimally during the nine months of 1999.


Borrowed Funds/Notes Payable

The Company had $8,665,000 in Federal Funds purchased on September 30, 1999. There were no Federal Funds purchased on December 31, 1998. During the first nine months of 1999, the Company had an average balance of Fed Funds purchased of $1,493,000. Advances from the Federal Home Loan Bank totaled $59,986,000 as of September 30, 1999 compared with $7,595,000 as of December 31, 1998. As of September30, 1999, Midwest Federal had $48,915,000 in variable and fixed rate advances from the Federal Home Loan Bank. Notes payable declined to $16,250,000,000 on September 30, 1999 from $17,000,000 on December 31, 1998.


Nonperforming Assets

The Company's nonperforming assets totaled $3,059,000 (1.07 percent of total loans) as of September 30, 1999, compared to $1,400,000 (.85 percent of total loans) as of December 31, 1998. All nonperforming asset totals and related ratios exclude the loan pool investments. The following table presents the categories of nonperforming assets for the bank subsidiaries and for On-Site Credit Services, Inc. as of September 30, 1999 compared with December 31, 1998:


                              Nonperforming Assets
                             (dollars in thousands)
                               September 30, 1999

                                   Banks            On-Site           Total
                                  ------            ------           ------
Nonaccrual                        $  592            $1,082           $1,674
Loans 90 days past due               735               643            1,378
Other real estate owned                7                 0                7
                                  ------            ------           ------
                                  $1,334            $1,725           $3,059


                                December 31, 1998

                                   Banks            On-Site           Total
                                  ------            ------           ------
Nonaccrual                        $  423            $  138           $  561
Loans 90 days past due               244               419              663
Restructured loans                   164                 0              164
Other real estate owned               12                 0               12
                                  ------            ------           ------
                                  $  843            $  557           $1,400


From December 31, 1998 to September 30, 1999, nonaccrual loans increased $1,113,000 primarily due to concerns related to commercial finance lines which have experienced financial difficulties resulting in them being placed on a nonaccrual classification. Additionally, on September 30, 1999, Midwest Federal had $207,000 in loans on a nonaccrual status which increased the Company's overall totals. As of that date, Midwest Federal had no other loans in nonperforming categories. Loans ninety days past due increased $715,000, primarily related to a Mahaska State Bank loan to a cattle feeding operation. Restructured loans decreased $164,000 as these loans were paid off and other real estate owned decreased by $5,000. The Company's allowance for loan losses as of September 30, 1999 was $3,349,000, which was 1.17 percent of total loans as of that date. This compares with an allowance for loan losses of $2,177,000 as of December 31, 1998, which was 1.32 percent of total loans. The allowance acquired from Midwest Federal totaled $516,000 which accounted for a portion of the $1,172,000 increase between December 31, 1998 and September 30, 1999 with the remainder related to On-Site. As of September 30, 1999, the allowance for loan losses was 109.70 percent of nonperforming loans compared with 156.80 percent as of December 31, 1998. Based on the inherent risk in the loan portfolio, management believes that as of September 30, 1999, the allowance for loan losses is adequate. For the three months ended September 30, 1999, the Company recognized a net loan charge-off of $359,000 compared with a net charge-off of $170,000 during the quarter ended September 30, 1998. For the nine months ended September 30, 1999, the Company charged off net loans of $1,438,000 compared with net charge-offs of $536,000 in the first nine months of 1998. During the nine months of 1999, net charge-offs recorded by On-Site totaled $1,024,000 while the bank subsidiaries charged off $414,000. In comparison, for the nine months ended September 30, 1998, On-Site recorded net charge-offs of $307,000 versus bank net charge-offs of $229,000.


Capital Resources

As of September 30, 1999, total shareholders' equity as a percentage of total assets was 11.75 percent compared with 12.81 percent as of December 31, 1998. The Company held 134,646 shares of treasury stock at a cost of $2,202,000 as of September 30, 1999. During the third quarter of 1999, the Company reissued 13,592 shares of treasury stock as a result of the exercise of stock options previously granted to directors, officers, and employees. On September 30, 1999, the Company issued a total of 1,105,348 shares of common stock to the shareholders of Midwest Bancshares, Inc. in connection with the merger of the companies. The Company did not repurchase any shares of its stock during the third quarter of 1999. Under risk-based capital rules, the Company's tier 1 capital ratio was 12.97 percent of risk-weighted assets as of September 30, 1999, and was 14.02 percent of risk-weighted assets as of December 31, 1998, compared to a 4.00 percent requirement. Risk-based capital guidelines require the classification of assets and some off-balance-sheet items in terms of credit-risk exposure and the measuring of capital as a percentage of the risk-adjusted asset totals. Tier 1 capital is the Company's total common shareholders' equity reduced by goodwill. Management believes that, as of September 30, 1999, the Company and its subsidiary banks meet all capital adequacy requirements to which they are subject. As of that date, all the bank subsidiaries were "well capitalized" under regulatory prompt corrective action provisions.


Liquidity

Liquidity management involves meeting the cash flow requirements of depositors and borrowers. The Company conducts liquidity management on both a daily and long-term basis; and it adjusts its investments in liquid assets based on expected loan demand, projected loan maturities and payments, estimated cash flows from the loan pool participations, expected deposit flows, yields available on interest-bearing deposits, and the objectives of its asset/liability management program. The Company had liquid assets (cash and cash equivalents) of $12,040,000 as of September 30, 1999, compared with $22,121,000 as of December 31, 1998. Much of the decrease during the quarter was utilized to fund loan growth and to purchase loan pool participations. Investment securities classified as available for sale could be sold to meet liquidity needs, if necessary. Additionally, the bank subsidiaries maintain lines of credit with correspondent banks and the Federal Home Loan Bank that would allow them to borrow federal funds on a short-term basis if necessary. The Company also maintains a line of credit with a major commercial bank that provides liquidity for the purchase of loan pool participation investments and other corporate needs. Management believes that the Company has sufficient liquidity as of September 30, 1999 to meet the needs of borrowers and depositors.


Market Risk Management

Market risk is the risk of earnings volatility that results from adverse changes in interest rates and market prices. The Company's market risk is primarily comprised of interest rate risk arising from its core banking activities of lending and deposit taking. Interest rate risk is the risk that changes in market interest rates may adversely affect the Company's net interest income. Management continually develops and applies strategies to mitigate this risk. Management does not believe that the Company's primary market risk exposures and how those exposures were managed in the nine months of 1999 changed when compared to 1998.

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

The acquisition of Midwest Federal does not significantly change the Company's Year 2000 readiness or contingency planning. Midwest Federal will continue to utilize a third party data processor until converting to the Company's data system (currently planned for the second quarter of 2000). Midwest Federal has developed, implemented and tested its own year 2000 readiness procedures which have been evaluated and examined by regulators and as part of the Company's due diligence prior to the acquisition.


Midwest Federal

The acquisition of Midwest Federal on September 30, 1999, increased the Company's total assets 59 percent in comparison to December 31, 1998 and allowed the entry into four new markets. Midwest Federal has been a community-based thrift institution and it is managements' intention that it will remain as such in the future. The Company expects that the acquisition of Midwest Federal will enhance future revenues through improved interest rate margins and fee income as a result of expanded product and service offerings to Midwest Federal's customers. The Company also expects to achieve operating cost savings primarily through the consolidation of certain functions such as data processing and back office operations. The revenue enhancements and operating cost savings are expected to be achieved in various amounts at various times during the years subsequent to the acquisition of Midwest Federal and not ratably over, or at the beginning or end of, such periods.


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

PART II -- Item 4. Submission of Matters to a Vote of Security Holders.


A special meeting of shareholders was held on September 22, 1999. The record date for determination of shareholders entitled to vote at the meeting was August 11, 1999. There were 3,670,380 shares outstanding as of that date, each such share being entitled to one vote. At the shareholders' meeting the holders of 3,081,394 shares of stock were represented in person or by proxy, which constituted a quorum. The following proposal was voted on at the meeting:

Proposal 1 - Agreement and Plan of Merger dated February 2, 1999, by and between the Company and Midwest Bancshares, Inc.:

The merger whereby Midwest Bancshares, Inc. would merge with and into the Company and the Midwest Shareholders would receive one share of Company common stock for each share of Midwest common stock owned was approved by the Company shareholders with the votes cast as follows:

                                                                       DEALER
         FOR                    AGAINST               ABSTAIN         NON-VOTES
         ---                    -------               -------         ---------

       2,994,869                 73,454                13,071             0


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

      10.5.1 Revolving Loan Agreement dated January 31, 1996 between Mahaska Investment Company and Harris Trust & Savings Bank. (c)

      10.5.2 Sixth Amendment to Revolving Loan Agreement and Revolving Loan Note between Mahaska Investment Company and Harris Trust & Savings Bank dated June 30, 1999.

      10.6 Agreement and Plan of Merger By and Between Mahaska Investment Company and Midwest Bancshares, Inc. dated February 2, 1999. (g)

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

               (g) Incorporated by reference to the Amendment No. 1 to the Form S-4 Registration number 333-79291 filed by Mahaska Investment Company on August 17, 1999.

(b) Reports on Form 8-K -- The Company did not file any reports on Form 8-K for the three months ended September 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       MAHASKA INVESTMENT COMPANY
                                       (Registrant)



November 10, 1999                      /s/ Charles S. Howard
Dated                                  Charles S. Howard
                                       President


November 10, 1999                      /s/ David A. Meinert
Dated                                  David A. Meinert
                                       Executive Vice President and
                                       Chief Financial Officer
                                       (Principal Accounting Officer)

                                 Exhibit 10.5.2

                           MAHASKA INVESTMENT COMPANY
                 SIXTH AMENDMENT AND WAIVER TO CREDIT AGREEMENT


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

     The Borrower has requested that the Bank extend the Termination Date of the credit facility to June 30, 2000, amend the dividend and restricted payment covenant, and update the list of its Subsidiaries, and the Bank is willing to do so under the terms and conditions set forth in this agreement (herein, the "Amendment").

1.   AMENDMENTS.

     Subject  to the  satisfaction  of the  conditions  precedent  set  forth in
Section 2 below, the Credit Agreement shall be and hereby is amended as follows:

          1.1 The definition of "Termination Date" appearing in Section 4 of the Credit Agreement shall have be and hereby is amended as follows:

          "Termination Date" means June 30, 2000, or such earlier date on which the Commitment is terminated in whole pursuant to Section 2.4, 8.2 or
          8.3 hereof.

          1.2 Section 7.10 of the Credit Agreement shall be amended and restated in its entirety to read as follows:

          Section 7.10. Dividends and Certain Other Restricted Payments. The Borrower shall not declare or pay any dividends on or make any other distributions in respect of any class or series of its capital stock or directly or indirectly , redeem or otherwise acquire or retire any of its capital stock, except that the Borrower may, during any fiscal year, declare and pay dividends and purchase or otherwise redeem its capital stock, so long as at the time of, and after giving effect to, the payment of any such dividend, repurchase, or redemption, (a) the aggregate amount of all such dividends, repurchases and redemptions during any fiscal year of the Borrower does not exceed 60% of the Borrower's Consolidated Net Income from the immediately preceding fiscal year (computed exclusive of the extraordinary loss booked by the Borrower during the 1999 fiscal year relating to its sale of On-Site Credit Services, Inc.) and (b) no Default or Event of Default shall have occurred and be continuing or would occur as a result thereof.

          1.3 Schedule 5.2 of the Credit Agreement shall be updated and restated to read as set forth on Annex A attached hereto.

2.   CONDITIONS PRECEDENT.

     The effectiveness of this Amendment is subject to the satisfaction of all of the following conditions precedent:

          2.1 The Borrower and the Bank shall have executed and delivered this Amendment.

          2.2 Legal matters incident to the execution and delivery of this Amendment shall be satisfactory to the Bank and its counsel.

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

4.   MISCELLANEOUS.

     4.1 The Borrower has heretofore executed and delivered to the Bank certain Collateral Documents and the Borrower hereby acknowledges and agrees that, notwithstanding the execution and delivery of this Amendment, the Collateral Documents remain in full force and effect and the rights and remedies of the Bank thereunder, the obligations of the Borrower thereunder and the liens and security interests created and provided for thereunder remain in full force and effect and shall not be affected, impaired or discharged hereby. Nothing herein contained shall in any manner affect or impair the priority of the liens and security interests created and provided for by the Collateral Documents as to the indebtedness which would be secured thereby prior to giving effect to this Amendment.

     4.2 Except as specifically amended herein or waived hereby, the Credit Agreement shall continue in full force and effect in accordance with its original terms. Reference to this specific Amendment need not be made in the Credit Agreement, the Note, or any other instrument or document executed in connection therewith, or in any certificate, letter or communication issued or made pursuant to or with respect to the Credit Agreement, any reference in any of such items to the Credit Agreement being sufficient to refer to the Credit Agreement as amended hereby.

     4.3 The Borrower agrees to pay on demand all costs and expenses of or incurred by the Bank in connection with the negotiation, preparation, execution and delivery of this Amendment, including the fees and expenses of counsel for the Bank.

     4.4 This Amendment may be executed in any number of counterparts, and by the different parties on different counterpart signature pages, all of which taken together shall constitute one and the same agreement. Any of the parties hereto may execute this Amendment by signing any such counterpart and each of such counterparts shall for all purposes be deemed to be an original. This Amendment shall be governed by the internal laws of the State of Illinois.

     This Sixth Amendment and Waiver to Credit Agreement is dated as of June 30, 1999.

                                        MAHASKA INVESTMENT COMPANY



                                        By \s\ David A. Meinert
                                           Its Executive Vice President & CFO

Accepted and agreed to in Chicago, Illinois as of the date and year last above written.

                                        HARRIS TRUST AND SAVINGS BANK



                                        By \s\ Patrick A. Horne
                                           Its Vice President

                                   Exhibit 11


                           MAHASKA INVESTMENT COMPANY
                                AND SUBSIDIARIES
                 STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS

                                     Three Months Ended       Nine Months Ended
                                       September 30             September 30
                                      1999       1998          1999      1998
                                     ------------------        ----------------
Earnings per Share Information:

Weighted average number
of shares outstanding
during the year                    3,679,991   3,654,768    3,656,397  3,669,414

Weighted average number
of shares outstanding
during the year including
all dilutive potential
shares                             3,768,483   3,832,830    3,751,594  3,864,608

Net earnings                       1,087,288     977,218    1,925,360  3,780,895

Earnings per share - basic        $     0.30        0.27         0.53       1.03

Earnings per share - diluted      $     0.29        0.26         0.51       0.98
