Form 10-K
period 1999-12-31
MAHASKA INVESTMENT CO
filed 2000-03-30
CIK 741390

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended December 31, 1999

                         Commission file number 0-24630

                               ----------------

                           MAHASKA INVESTMENT COMPANY

                                           I.R.S. Employer Identification No.
   Incorporated in Iowa                 42-1003699

                  222 First Avenue East, Oskaloosa, Iowa 52577
        Registrant's telephone number, including area code: 515-673-8448

                               ----------------

          Securities registered pursuant to Section 12(b) of the Act:

            Title of each class             Name of each exchange on which registered
            -------------------             -----------------------------------------
                   None                                       None

          Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, $5 par value

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 27, 2000, was $30,484,863.

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most recent practicable date, March 27, 2000.

                  4,269,514 shares Common Stock, $5 par value

                      DOCUMENTS INCORPORATED BY REFERENCE

   The Annual Report to Shareholders for the 1999 fiscal year is incorporated by reference into Part II hereof to the extent indicated in such Part.

   The definitive proxy statement of Mahaska Investment Company for the 2000 annual meeting of shareholders is incorporated by reference into Part II and
Part III hereof to the extent indicated in such Parts.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                     PART I

 ITEM 1.  BUSINESS.......................................................     1

          A. GENERAL DESCRIPTION.........................................     1

          B. SUBSIDIARIES................................................     1

          C. LOAN POOL PARTICIPATIONS....................................     2

          D. COMPETITION.................................................     6

          E. SUPERVISION AND REGULATION..................................     6

          F. EMPLOYEES...................................................     8

          G. STATISTICAL DISCLOSURE......................................     9

 ITEM 2.  PROPERTIES.....................................................    17

 ITEM 3.  LEGAL PROCEEDINGS..............................................    18

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............    18


                                    PART II

 ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS............................................    19

 ITEM 6.  SELECTED FINANCIAL DATA........................................    19

 ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS..........................................    19

 ITEM 7A. MARKET RISK DISCLOSURE.........................................    19

 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................    19

 ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          FINANCIAL DISCLOSURE...........................................    19

                                    PART III

 ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............    20

 ITEM 11. EXECUTIVE COMPENSATION.........................................    20

 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.....................................................    20

 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................    20

                                    PART IV

          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-
 ITEM 14. K..............................................................    21

                                     PART I

ITEM 1. BUSINESS

A. General Description

   Mahaska Investment Company (the "Company") is a financial services holding company headquartered in Oskaloosa, Mahaska County, Iowa. The Company was incorporated in Iowa in 1973 and is a bank holding company registered under the Bank Holding Company Act of 1956 and a savings and loan holding company under the Savings and Loan Holding Company Act. The Company owns 100% of the stock of four bank subsidiaries (collectively referred to as the "Banks"). These four banks are Mahaska State Bank ("MSB"), Central Valley Bank ("CVB"), Pella State Bank ("PSB") and Midwest Federal Savings and Loan Association of Eastern Iowa ("MFS"). The Company also owns 100% of the stock of a commercial finance company On-Site Credit Services, Inc. ("On-Site").

   The Bank subsidiaries engage in retail and commercial banking and related financial services, providing the usual products and services such as deposits, commercial, real estate, and consumer loans, and trust services. MSB also provides data processing services to affiliated and non-affiliated banks. On-Site provides factoring, equipment leasing and accounts receivable financing.

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

B. Subsidiaries

   Mahaska State Bank--MSB is a full-service, commercial bank which was chartered as an Iowa state bank in 1931. The Bank operates in south central Iowa and serves all of Mahaska county from its main bank and two branch offices in Oskaloosa and serves portions of Keokuk and Iowa counties from its branch office in North English. The Bank also maintains one drive-up automated teller machine located in Oskaloosa. The Bank provides a wide array of retail and commercial banking services, including demand, savings and time deposits, loans, trust services, and data processing services to the bank subsidiaries and to three non-affiliated banks. The Bank also provides full-service brokerage services to its customers through an affiliation with an independent broker.

   Central Valley Bank--CVB is a full-service, federally-chartered savings bank which was formed as a de novo institution by the Company in June 1994. CVB also operates in south central Iowa from its main office in Ottumwa, which serves Wapello County, and from its two branches located in Fairfield and one branch in Sigourney, which serve Jefferson and Keokuk counties, respectively. CVB provides retail deposit services including demand, savings, and time deposit products and offers commercial, agricultural, real estate, and consumer loans. The Bank wholly-owns a service corporation, Valley Financial Services, Inc., that provides crop insurance products and investment brokerage services to its customers.

   Pella State Bank--PSB is a full-service, Iowa state chartered commercial bank which the Company formed as a de novo institution in December 1997. PSB mainly serves the community of Pella, Iowa and the surrounding area located in Marion County. The office of the bank is a facility which the Company purchased and renovated in 1997. The Bank provides full retail and commercial banking services to its customers. The Bank also provides full-service brokerage services to its customers through an affiliation with an independent broker.

   Midwest Federal Savings and Loan Association of Eastern Iowa--MFS is a full-service federally-chartered savings bank which was acquired by the Company on September 30, 1999. MFS is headquartered in Burlington, Iowa and serves the Des Moines county market through its main office and a branch in Burlington and a Wal-Mart Super Center branch in West Burlington. MFS also serves the Lee County market through a branch in Fort Madison, Iowa and the Wapello County area through a branch in Wapello, Iowa. MFS is a community-oriented financial institution which offers a variety of financial services to meet the needs of the communities it serves. MFS is primarily engaged in attracting retail deposits from the general public and investing those funds primarily in first mortgages on single family residences and mortgage-backed securities. MFS also originates and purchases residential construction, small-business commercial, consumer and other loans in its market area. Tax-deferred annuities and other financial products are sold by MFS through its wholly-owned subsidiary Midwest Financial Products, Inc.

   On-Site Credit Services, Inc.--On-Site is an Iowa corporation which was formed by the Company in 1974 under the name of MIC Leasing Co. The company operated under the name of On-Site Commercial Services until June 1997 when the name was officially changed to On-Site Credit Services, Inc. On-Site originates and services machinery and equipment leases to small businesses and farmers. The funding of these leases is provided by On-Site through funds provided by the Company. On-Site also provides accounts receivable financing and factoring services to small businesses mainly in the state of Iowa. In April of 1999, the Company's Board of Directors determined that it would discontinue the activities of On-Site. Management continues to evaluate the options and/or alternatives related to the assets of the entity. Effective March 21, 2000, the name of On-Site was changed to MIC Financial, Inc.

C. Loan Pool Participations

   The Company, directly and through the Banks, has participation interests in pools of loans currently held and serviced by four separate independent servicing corporations (referred to collectively as the "Servicer"). The four independent servicing corporations are Central States Resources Corporation, Midstates Resources Corporation, All States Resources Corporation, and States Resources Corporation. The Company does not have any ownership interest in or control over these servicing corporations. Two of the independent servicing corporations are owned solely by Randal Vardaman and two are owned by Mr. Vardaman in conjunction with other individuals. Mr. Vardaman has been engaged in credit analysis and loan portfolio management in various positions since 1970. He founded Central States Resources Corporation in 1988 and organized Midstates Resources Corporation in 1991, All States Resources Corporation in 1993, and States Resources Corporation in 1998. Prior to the formation of the servicing corporations, he participated in the liquidation of certain banking institutions in Iowa, and served as assistant liquidator at the FDIC's Division of Liquidation.

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

   Federal law mandated that after July 1, 1995, the RTC no longer was appointed to act as conservator or liquidator and was phased out of existence by year end 1995; however, the FDIC assumed the RTC's role with respect to failed savings and loans, as well as continuing in its role as conservator for failed banks. While only the FDIC currently offers loan pools, there is no assurance that it will continue to do so. Beginning in 1996, the Servicer successfully bid on packages of loans offered for sale by large banking organizations. The Servicer continues to bid on packages offered by the FDIC and large banking organizations throughout the country. Should the opportunity to invest in loan pools not exist in the future, the Company intends to invest available funds in other income producing assets.

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

   Since 1988, the Servicer, on behalf of the Company and other investors, has bid on a large number of loan pools and has been successful in purchasing 81 loan pools. The Company and other investors in the loan pools fund the purchase by the Servicer and each investor receives a percentage interest in the loan pool based on its proportional investment relative to the total purchase price of the pool. Each investor receives a loan pool participation certificate reflecting this interest.

   The purchased loan pools consist, for the most part, of loans evidenced by promissory notes and secured by either real property or personal property. The value of the collateral may range from nominal to substantial and often may be impossible to establish prior to acquisition of the pools with the level of certainty that is typically required in a financial institution.

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

   Collection expenses incurred by the Servicer are netted against discount income. These costs include salary and benefits paid by the Servicer to its employees, legal fees, costs to maintain and insure real estate owned, and other operating expenses. Discount income is added to interest income and reflected as one amount on the Company's consolidated statement of income. Profit (or loss) from collection activities is determined on a monthly basis for each servicing corporation from which loan pool participation interests have been purchased.

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

   The Servicer provides the Company with monthly reports detailing collections of principal and interest, face value of loans collected and those written off, actual operating expenses incurred, remaining asset balances (both in terms of cost basis and principal amount of loans), a comparison of actual collections and expenses with target collections and budgeted expenses, and summaries of remaining collection targets. Recently, the Servicer has begun providing aging reports and "watch lists" for the loan pools purchased by States Resources. Monthly meetings are held between the Company and representatives of the Servicer to review collection efforts and results, to discuss future plans of action, and to discuss potential opportunities. Additionally, the Company's and the Servicer's personnel communicate via telephone and telecopy on a regular basis to discuss various issues regarding the loan pools. Company management personnel visit the Servicer's operation in Omaha, Nebraska on a regular basis; and the Company's loan review officer and its internal auditor perform asset reviews and audit procedures on a regular basis.

   The terms of the MidStates and All States collection agreements provide for tracking of each loan pool investment on an individual basis with the Servicer receiving a "Servicing Fee" of up to twenty-five percent of net interest collected based on the percentage of net loan principal collections to the original investment amount. Once the original investment amount has been fully recovered, the Servicer is no longer entitled to the Servicing Fee. In lieu of the Servicing Fee, the Servicer receives a "Bonus Fee" of ten percent of all subsequent net collections and receives a twenty-five percent participation interest in the individual pool and shares proportionally in all future collections, net of costs and Bonus Fees. All pools purchased between 1991 and 1997 were subject to the terms of the MidStates and All States arrangement.

   Beginning in 1998, all purchases of loan pools were made by a new servicing organization called States Resources Corporation. This corporation utilizes a different collection fee arrangement from MidStates and All States that was created to enable the Company and the Servicer to invest in higher-quality performing assets and still provide both parties with an acceptable return. Under the terms of the States Resources agreement, the Servicer receives a servicing fee based on one percent of the gross monthly collections of principal and interest, net of collection costs. Additionally, the Servicer receives a tiered percentage share of the recovery profit in excess of the investors' required return on investment on each individual loan pool. In the event that the return on a particular pool does not exceed the required return on investment, the Servicer does not receive a percentage share.

   The Company's overall cost basis in its loan pool participations represents a discount from the aggregate outstanding principal amount of the loans underlying the pools. For example, as of December 31, 1999 and 1998, such cost basis was $67,756,000 and $54,510,000, respectively, while the contractual outstanding principal amounts of the underlying loans as of such dates were approximately $95,707,000 and $83,058,000, respectively. Because this discounted cost basis inherently reflects the assessed collectibility of the underlying loans and thus creates a built-in reserve against the risk of nonpayment in the loan pools, the Company has not established an allowance for loan losses relating to the loan pool participations. The Company does not include any amounts related to the loan pool participations in its totals of nonperforming loans. As part of the on-going collection process, the servicer may, from time-to-time, foreclose on real estate mortgages and acquire title to property in satisfaction of such debts. This real estate may be held by the servicer as "real estate owned" for a period of time until it can be sold. Since the Company's investment in loan pools are classified as participtions in pools of loans, the Company does not include the real estate owned that is held by the servicer with the amount of any other real estate it may hold directly as a result of its own foreclosure activities.

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

D. Competition

   The Company competes in the commercial banking and thrift industries through its subsidiary banks. These industries are highly competitive, and all the bank subsidiaries face strong direct competition for deposits, loans, and other financial-related services. The Banks in Des Moines, Iowa, Jefferson, Keokuk, Lee, Mahaska, Marion, and Wapello counties in south central and south east Iowa compete with other commercial banks, other thrifts, credit unions, stockbrokers, finance divisions of auto and farm equipment companies, agricultural suppliers, and other agricultural-related lenders. Some of these competitors are local, while others are statewide or nationwide. The Banks compete for deposits principally by offering depositors a wide variety of deposit programs, convenient office locations, hours and other services, and for loan originations primarily through interest rates and loan fees they charge, the efficiency and quality of services they provide to borrowers and the variety of their loan products. Some of the financial institutions and financial service organizations with which the Banks compete are not subject to the same degree of regulation as that imposed on bank and thrift holding companies, federally insured Iowa-chartered banks, and federal savings banks. As a result, such competitors have advantages over the Banks in providing certain services. As of December 31, 1999, there were approximately forty other banks having 99 offices or branches operating within the eight counties that the Company has locations. New competitors may develop that are substantially larger and have significantly greater resources than any of the Banks. Currently, major competitors in certain of the Company's markets include banking subsidiaries of Wells Fargo (Norwest) Corporation, Firstar Corporation, Commercial Federal Bank, FSB, and Brenton Banks. As a result of recently passed federal legislation to allow unlimited interstate branching, the Company may experience heightened competition from these and other major financial institutions seeking to expand their regional banking presence in Iowa.

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

   Central Valley Bank and Midwest Federal Savings are subject to the supervision of and are regularly examined by the OTS and are assessed fees by the OTS based upon their individual assets totals. As savings institutions, both CVB and MFS must maintain certain minimum capital ratios established by the OTS and are required to meet a qualified thrift lender test (the "QTL") to avoid certain restrictions upon its operations. The QTL was modified by the passage of the Economic Growth and Regulatory Paperwork Reduction Act of 1996. On December 31, 1999, both CVB and MFS complied with the current minimum capital guidelines and met the QTL test.

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

   Legislation became effective on September 30, 1995 which served to lessen or remove certain legal barriers to interstate banking and branching by financial institutions. The legislation has resulted in an increase in the nationwide consolidation activity occurring among financial institutions by facilitating interstate bank operations and acquisitions.

   On November 2, 1999, the Gramm-Leach-Bliley Act was enacted into law. This legislation provides for significant financial services reform by repealing key provisions of the Glass Steagall Act thereby permitting commercial banks to affiliate with investment banks, it substantially modifies the Bank Holding Company Act of 1956 to permit companies that own banks to engage in any type of financial activity, and it allows subsidiaries of banks to engage in a broad range of financial activities that are not permitted for banks themselves. The effects of this legislation, both from the opportunities for new activities that the Company may undertake and from the changes in competitors' activities, have not been fully ascertained at this time.

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

F. Employees

   On December 31, 1999, the Company had 148 full-time employees and 19 part-time employees of which 56 full-time and 10 part-time employees were employed by MSB, 30 full-time and 3 part-time employees were employed by CVB, 8 full-time and 2 part-time employees were employed by PSB, 4 full-time employed by

On-Site, 39 full-time and 4 part-time employed by MFS, and 11 full-time employees were employed directly by the Company. The Company provides its employees with a comprehensive program of benefits, some of which are on a contributory basis, including comprehensive medical and dental plans, life insurance, long-term and short-term disability coverage, a 401(k) plan, and an employee stock ownership plan. None of the employees are represented by unions. Management considers its relationship with its employees to be excellent.

I. Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rates and Interest Differential

   The following table details average balances, interest income/expense and average rates/yield for the Company's earning assets and interest bearing liabilities for the years ended December 31, 1999, 1998 and 1997 reported on a fully tax-equivalent basis assuming a 34% tax rate.

                                                           Year ended December 31,
                             -----------------------------------------------------------------------------------
                                        1999                        1998                        1997
                             --------------------------- --------------------------- ---------------------------
                                       Interest  Average           Interest  Average           Interest  Average
                             Average  Income(2)/  Rate/  Average  Income(2)/  Rate/  Average  Income(2)/  Rate/
                             Balance   Expense    Yield  Balance   Expense    Yield  Balance   Expense    Yield
                             -------- ---------- ------- -------- ---------- ------- -------- ---------- -------
                                                           (dollars in thousands)
Average earning assets:
 Loans(1)..................  $202,733  $17,577     8.67% $157,712  $15,026     9.53% $131,081  $12,293     9.38%
 Loan pool participations..    59,564    7,668    12.87    49,805    7,970    16.00    49,399    8,474    17.15
 Interest-bearing
  deposits.................     1,868       82     4.37     2,359      122     5.20     2,085      108     5.20
 Investment securities
  available for sale:
   Taxable investments.....    34,617    2,094     6.05    25,730    1,617     6.28    26,052    1,705     6.55
   Tax exempt investments..     2,249      182     8.11         0        0     0.00         0        0     0.00
 Investment securities held
  to maturity:
   Taxable investments.....    10,639      696     6.54     9,821      569     5.80    16,421      928     5.65
   Tax exempt investments..     7,595      505     6.65     7,265      491     6.75     7,459      486     6.51
 Federal funds sold........     5,368      260     4.86     6,465      338     5.24     2,375      128     5.39
                             --------  -------           --------  -------           --------  -------
     Total earning assets..  $324,633  $29,064     8.95  $259,157  $26,133    10.08  $234,872  $24,122    10.27
                             ========  =======           ========  =======           ========  =======
Average interest-bearing
 liabilities:
 Interest-bearing demand
  deposits.................  $ 35,477  $   637     1.80  $ 33,248  $   656     1.97  $ 32,225  $   677     2.10
 Savings deposits..........    74,609    2,837     3.80    59,419    2,241     3.77    59,019    2,259     3.83
 Certificates of deposit...   132,656    7,060     5.32   107,284    6,102     5.69    96,609    5,442     5.63
 Federal funds purchased...     1,683       94     5.56       201       12     5.87       534       32     5.93
 Federal Home Loan Bank
  advances.................    21,522    1,287     5.98     6,840      405     5.92     2,274      138     6.07
 Note payable..............    16,621    1,280     7.70    13,342    1,074     8.05     9,292      764     8.23
                             --------  -------           --------  -------           --------  -------
   Total interest-bearing
    liabilities............  $282,568  $13,195     4.67  $220,334  $10,490     4.76  $199,953  $ 9,312     4.66
                             ========  =======           ========  =======           ========  =======
 Net interest income.......            $15,869     4.28            $15,643     5.32            $14,810     5.61
                                       =======                     =======                     =======
 Net interest margin(3)....                        4.89%                       6.04%                       6.31%
                                                  =====                       =====                       =====

--------
(1) Average loans outstanding includes the daily average balance of non-performing loans. Interest on these loans does not include additional interest of $258,000, $109,000, and $122,000 for 1999, 1998 and 1997,
    respectively, which would have been accrued based on the original terms of these loans compared to the interest that was actually recorded. Interest earned on loans includes loan fees (which are not material in amount).
(2) Includes interest income and discount realized on loan pool participations.
(3) Net interest margin is net interest income divided by average total earning assets.

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

                                         Year ended December 31,
                                ----------------------------------------------
                                1999 Compared to 1998     1998 Compared to
                                Increase/ (Decrease)       1997 Increase/
                                       Due to             (Decrease) Due to
                                -----------------------  ---------------------
                                Volume   Rate     Net    Volume  Rate    Net
                                ------  -------  ------  ------  -----  ------
                                             (in thousands)
Interest income from average-
 earning assets:
  Loans.......................  $3,996  $(1,445) $2,551  $2,534  $ 199  $2,733
  Loan pool
   participations(1)..........   1,409   (1,711)   (302)     69   (573)   (504)
  Interest-bearing deposits...     (23)     (17)    (40)     14      0      14
  Investment securities
   available for sale:
    Taxable investments.......     540      (63)    477     (20)   (68)    (88)
    Tax exempt investments ...      91       91     182       0      0       0
  Investment securities held
   to maturity:
    Taxable investments.......      50       77     127    (382)    23    (359)
    Tax exempt investments....      22       (8)     14     (13)    18       5
  Federal funds sold..........     (55)     (23)    (78)    214     (4)    210
                                ------  -------  ------  ------  -----  ------
      Total income from
       earning assets.........   6,030   (3,099)  2,931   2,416   (405)  2,011
                                ------  -------  ------  ------  -----  ------

Average expense of average
 interest-bearing liabilities:
  Interest-bearing demand
   deposits...................      42      (61)    (19)     21    (42)    (21)
  Savings deposits............     578       18     596      15    (33)    (18)
  Certificates of deposit.....   1,370     (412)    958     606     54     660
  Federal funds purchased.....      83       (1)     82     (20)     0     (20)
  Federal Home Loan Bank
   advances...................     878        4     882     271     (4)    267
  Note payable................     254      (48)    206     327    (17)    310
                                ------  -------  ------  ------  -----  ------
      Total expense form
       interest-bearing
       liabilities............   3,205     (500)  2,705   1,220    (42)  1,178
                                ------  -------  ------  ------  -----  ------
  Net interest income.........  $2,825  $(2,599) $  226  $1,196  $(363) $  833
                                ======  =======  ======  ======  =====  ======

--------
(1) Includes interest income and discount realized on loan pool participations.

Interest Rate Sensitivity Analysis

   The following table sets forth the scheduled repricing or maturity of the Company's assets and liabilities as of December 31, 1999, based on the assumptions described below. The effect of these assumptions is to quantify the dollar amount of items that are interest rate-sensitive and can be repriced within each of the periods specified. The table does not necessarily indicate the impact of general interest rate movements on the Company's net interest margin because the repricing of certain categories of assets and liabilities is subject to competitive and other pressures beyond the Company's control. As a result, certain assets and liabilities indicated as maturing or otherwise repricing within a stated period may, in fact, mature or reprice at different times and at different volumes.

                                         Over
                              Three      Three     One to     Three
                            Months or  Months to    Three    Years or
                              Less     One Year     Years      More     Total
                            ---------  ---------  ---------  --------  --------
                                        (dollars in thousands)
Interest earning assets:
  Loans.................... $  55,725  $  42,424  $  63,495  $120,447  $282,091
  Loan pool
   participations..........     5,420     16,260     42,456     3,620    67,756
  Interest-bearing deposits
   in banks................     1,700          0          0         0     1,700
  Investment securities:
    Available for sale.....       773      3,496     14,426    41,835    60,530
    Held to maturity.......     1,297      1,178      4,667    22,303    29,445
  Federal funds sold.......     7,865          0          0         0     7,865
                            ---------  ---------  ---------  --------  --------
      Total interest
       earning assets......    72,780     63,358    125,044   188,205   449,387
                            ---------  ---------  ---------  --------  --------

Interest-bearing
 liabilities:
  Now and Super NOW
   deposits................    42,378          0          0         0    42,378
  Savings deposits.........    96,377          0          0         0    96,377
  Certificates of deposit..    38,575     75,919     64,262     7,964   186,720
  Federal funds purchased..     2,965          0          0         0     2,965
  Federal Home Loan Bank
   advances................    23,468     11,404      9,756    18,793    63,421
  Note payable.............    18,000          0          0         0    18,000
                            ---------  ---------  ---------  --------  --------
      Total interest-
       bearing
       liabilities.........   221,763     87,323     74,018    26,757   409,861
                            ---------  ---------  ---------  --------  --------
  Interest sensitivity gap
   per period.............. $(148,983) $ (23,965) $  51,026  $161,448
                            =========  =========  =========  ========
  Cumulative Interest
   sensitivity gap......... $(148,983) $(172,948) $(121,922) $ 39,526
                            =========  =========  =========  ========
  Interest sensitivity gap
   ratio...................      0.33%      0.73%      1.69%     7.03%
  Cumulative Interest
   sensitivity gap ratio...      0.33%      0.44%      1.17%     3.11%

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

II. Investment Portfolio

   The following table sets forth certain information with respect to the book value of the Company's investment portfolio as of December 31, 1999, 1998 and 1997.

                                                              December 31,
                                                         -----------------------
                                                          1999    1998    1997
                                                         ------- ------- -------
                                                             (in thousands)
Securities available for sale:
  U.S. government securities............................ $ 5,021 $ 4,603 $ 4,563
  U.S. government agency securities.....................  35,302  16,408  15,313
  Obligations of states and political subdivisions......   7,780       0       0
  Other investment securities...........................  12,427   8,644   3,352
                                                         ------- ------- -------
    Total securities available for sale.................  60,530  29,655  23,228
                                                         ------- ------- -------

Securities held to maturity:
  U.S. government securities............................       0       0   5,046
  U.S. government agency securities.....................  19,685   1,290   2,885
  Obligations of states and political subdivisions......   7,573   8,291   6,793
  Other investment securities...........................   2,187   4,098   5,109
                                                         ------- ------- -------
    Total securities held to maturity...................  29,445  13,679  19,833
                                                         ------- ------- -------
Total investment securities............................. $89,975 $43,334 $43,061
                                                         ======= ======= =======

   The following table sets forth the contractual maturities of investment securities as of December 31, 1999, and the weighted average yields (for tax-exempt obligations on a fully tax-equivalent basis assuming as 34% tax rate) of such securities. As of December 31, 1999, the Company held no securities with a book value exceeding 10% of shareholders' equity.

                                                       Maturity
                          ----------------------------------------------------------------------------
                                              After One but       After Five but
                          Within One Year   Within Five Years    Within Ten Years    After Ten Years
                          ----------------  -------------------  -----------------   -----------------
                           Amount   Yield    Amount     Yield     Amount    Yield     Amount   Yield
                          -------- -------  ---------- --------  --------- -------   --------- -------
                                                (dollars in thousands)
Securities available for
 sale:
  U.S. government
   securities...........  $  1,503   6.03%  $    3,519    5.60%  $       0    0.00%  $       0   0.00%
  U.S. government agency
   securities...........       773   6.27       20,692    5.74       1,982    6.11      11,854   7.38
  Obligations of states
   and political
   subdivisions.........         0   0.00        1,096    4.12       1,651    4.98       5,033   5.04
  Other investment
   securities...........     1,993   5.88        5,519    5.68           0    0.00       4,915   6.45
                          --------          ----------           ---------           ---------
   Total securities
    available for sale..     4,269   6.00       30,826    5.65       3,633    5.60      21,802   6.63
                          --------          ----------           ---------           ---------
Securities held to
 maturity:
  U.S. government agency
   securities...........         0   0.00        2,072    7.01       3,432    7.06      14,181   6.87
  Obligations of states
   and political
   subdivisions.........       881   6.46        6,367    6.51         125    8.63         200   7.57
  Other investment
   securities...........     1,594   5.91          493    6.00           0    0.00         100   7.15
                          --------          ----------           ---------           ---------
  Total securities held
   to maturity..........     2,475   6.11        8,932    6.60       3,557    7.12      14,481   6.88
                          --------          ----------           ---------           ---------
Total investment
 securities.............  $  6,744   6.04%  $   39,758    5.87%  $   7,190    6.35%  $  36,283   6.73%
                          ========          ==========           =========           =========

III. Loan Portfolio

   The Company's loan portfolio largely reflects the profile of the communities in which it operates. Approximately two-thirds of the total loans as of December 31, 1999, were agricultural, commercial or residential real estate loans. The following table shows the composition of the Company's loan portfolio as of the dates indicated.

                                                         December 31,
                          ------------------------------------------------------------------------------
                               1999            1998            1997            1996            1995
                          --------------  --------------  --------------  --------------  --------------
                                   % of            % of            % of            % of            % of
                           Amount  Total   Amount  Total   Amount  Total   Amount  Total   Amount  Total
                          -------- -----  -------- -----  -------- -----  -------- -----  -------- -----
                                                    (dollars in thousands)
Agricultural............  $ 42,022  14.9% $ 27,504  16.6% $ 24,779  17.2% $ 19,940  17.0% $ 16,319  18.9%
Commercial..............    38,238  13.6    38,959  23.6    31,198  21.6    23,613  20.1    22,235  25.7
Real estate:
  1-4 family
   residences...........   131,925  46.7    38,087  23.0    32,341  22.4    27,274  23.3    15,765  18.2
  5+residential
   property.............     4,064   1.4       240   0.1       251   0.2       261   0.2         0   0.0
Agricultural............    21,677   7.7    21,297  12.9    19,647  13.6    16,952  14.4     9,855  11.4
Construction............     5,593   2.0     5,956   3.6     4,430   3.1     4,017   3.4     2,502   2.9
Commercial..............    23,613   8.4    17,007  10.3    15,634  10.8    11,895  10.1    10,097  11.7
                          -------- -----  -------- -----  -------- -----  -------- -----  -------- -----
  Real estate total.....   186,872  66.2    82,587  49.9    72,303  50.1    60,399  51.4    38,219  44.2
                          -------- -----  -------- -----  -------- -----  -------- -----  -------- -----
Installment.............    13,866   4.9    12,847   7.8    13,268   9.2    11,522   9.8     7,637   8.8
Lease financing.........     1,093   0.4     3,530   2.1     2,785   1.9     1,942   1.7     2,067   2.4
                          -------- -----  -------- -----  -------- -----  -------- -----  -------- -----
   Total loans(1).......  $282,091 100.0% $165,427 100.0% $144,333 100.0% $117,416 100.0% $ 86,477 100.0%
                          ======== =====  ======== =====  ======== =====  ======== =====  ======== =====
Total assets............  $486,189        $298,389        $274,873        $251,851        $205,162
                          ========        ========        ========        ========        ========
Loans to total assets...            58.0%           55.4%           52.5%           46.6%           42.1%

--------
(1) Total loans do not include the Company's investments in loan pool participations.

   The following table sets forth the remaining maturities for certain loan categories as of December 31, 1999.

                                                              Total for Loans
                                                               Due After One
                                                                Year Having:
                                    One to  Due After         ----------------
                         Due Within  Five     Five             Fixed  Variable
                          One Year   Years    Years    Total   Rates   Rates
                         ---------- ------- --------- ------- ------- --------
                                            (in thousands)
Agricultural............  $27,602   $10,975  $3,445   $42,022 $ 7,062  $7,358
Commercial..............   20,680    14,900   2,658    38,238  15,929   1,629
Real estate--
 construction...........    3,776       882     935     5,593   1,350     467
                          -------   -------  ------   ------- -------  ------
  Total.................  $52,058   $26,757  $7,038   $85,853 $24,341  $9,454
                          =======   =======  ======   ======= =======  ======

   The following table provides information on the Company's non-performing loans as of the dates indicated.

                                                   December 31,
                                         ------------------------------------
                                          1999    1998    1997    1996   1995
                                         ------  ------  ------  ------  ----
                                              (dollars in thousands)
90 days past due........................ $1,426  $  663  $  522  $  625  $134
Restructured............................    515     164     387     380   409
Nonaccrual..............................  2,874     561     927   1,085   124
                                         ------  ------  ------  ------  ----
  Total non-performing loans............ $4,815  $1,388  $1,836  $2,090  $667
                                         ======  ======  ======  ======  ====
Ratio of nonperforming loans to total
 loans..................................   1.71%   0.84%   1.27%   1.78% 0.78%

IV. Summary of Loan Loss Experience

   The following table sets forth loans charged off and recovered by the type of loan and an analysis of the allowance for loan losses for the years ended December 31, 1999, 1998, 1997, 1996 and 1995.

                                         Year ended December 31,
                               -----------------------------------------------
                                 1999      1998      1997      1996     1995
                               --------  --------  --------  --------  -------
                                         (dollars in thousands)
Amount of loans outstanding
 at end of period
 (net of unearned
 interest)(1)................  $282,091  $165,427  $144,333  $117,416  $85,869
                               ========  ========  ========  ========  =======
Average amount of loans
 outstanding for the period
 (net of unearned interest)..  $202,733  $157,712  $131,081  $105,372  $81,175
                               ========  ========  ========  ========  =======
Allowance for possible loan
 losses at beginning of
 period......................  $  2,177  $  1,816  $  1,491  $  1,001  $   881
                               --------  --------  --------  --------  -------
Charge-offs:
  Agricultural...............       303       135        19        41       53
  Commercial.................     1,724       638        14        10       18
  Real estate--construction..         0         0         0         0        0
  Real estate--mortgage......       229         0        30         0        2
  Installment................        56        63        63        38       18
  Lease financing............        63         4        11       616        0
                               --------  --------  --------  --------  -------
    Total charge-offs........     2,375       840       137       705       91
                               --------  --------  --------  --------  -------
Recoveries:
  Agricultural...............        26         1        11         6       24
  Commercial.................         2         8        18         1        1
  Real estate--construction..         0         0         0         0        0
  Real estate--mortgage......         6         0         1         0        0
  Installment................        12        13        15         8       10
  Lease financing............        14         0         0        23        8
                               --------  --------  --------  --------  -------
    Total recoveries.........        60        22        45        38       43
                               --------  --------  --------  --------  -------
Net loans charged off........     2,315       818        92       667       48
Provision for possible loan
 losses......................     3,628     1,179       417       987      168
Allowance at date of
 acquisition.................       516         0         0       170        0
                               --------  --------  --------  --------  -------
Allowance for possible loan
 losses at beginning of
 period......................  $  4,006  $  2,177  $  1,816  $  1,491  $ 1,001
                               ========  ========  ========  ========  =======
Net loans charged off to
 average loans...............      1.14%     0.52%     0.07%     0.63%    0.06%
Allowance for possible loan
 losses to total loans at end
 of period...................      1.42%     1.32%     1.26%     1.27%    1.17%

--------
(1) Loans do not include, and the allowance for loan losses not include any reserve for, investments in loan pool participations.

   The Company has allocated the allowance for loan losses to provide for the possibility of loan losses being incurred within the categories of loans set forth in the table below. The allocation of the allowance and the ratio of loans within each category to total loans as of the dates indicated are as follows:

                                                                 December 31,
                   --------------------------------------------------------------------------------------------------------
                           1999                 1998                 1997                 1996                 1995
                   -------------------- -------------------- -------------------- -------------------- --------------------
                             Percent of           Percent of           Percent of           Percent of           Percent of
                              Loans to             Loans to             Loans to             Loans to             Loans to
                   Allowance   Total    Allowance   Total    Allowance   Total    Allowance   Total    Allowance   Total
                    Amount     Loans     Amount     Loans     Amount     Loans     Amount     Loans     Amount     Loans
                   --------- ---------- --------- ---------- --------- ---------- --------- ---------- --------- ----------
                                                            (dollars in thousands)
Agricultural.....   $  597      14.9%    $  361      16.6%    $3,310      17.2%    $  254      17.0%    $  262      18.9%
Commercial.......      545      13.6        514      23.6        392      21.6        300      20.1        248      25.7
Real estate--
 mortgage........    2,652      66.2      1,086      49.9        912      50.1        766      51.4        392      44.2
Installment......      196       4.9        170       7.8        167       9.2        146       9.8         78       8.8
Lease financing..       16       0.4         46       2.1         35       1.9         25       1.7         21       2.4
                    ------     -----     ------     -----     ------     -----     ------     -----     ------     -----
 Total...........   $4,006     100.0%    $2,177     100.0%    $1,816     100.0%    $1,491     100.0%    $1,001     100.0%
                    ======     =====     ======     =====     ======     =====     ======     =====     ======     =====

V. Deposits

   The following table sets forth the average amount of and the average rate paid on deposits by deposit category for the years ended December 31, 1999, 1998 and 1997.

                                           Year ended December 31,
                                  -------------------------------------------
                                      1999           1998           1997
                                  -------------  -------------  -------------
                                  Average        Average        Average
                                  Balance  Rate  Balance  Rate  Balance  Rate
                                  -------- ----  -------- ----  -------- ----
                                           (dollars in thousands)
Non-interest bearing demand
 deposits........................ $ 21,052  N/A  $ 19,159  N/A  $ 17,465  N/A
Interest-bearing demand (NOW and
 money market)...................   35,477 1.80%   33,248 1.97%   32,225 2.10%
Savings deposits.................   74,609 3.80    59,419 3.77    59,019 3.83
Certificates of deposit..........  132,656 5.32   107,284 5.69    96,609 5.63
                                  --------       --------       --------
  Total deposits................. $263,794 5.27% $219,110 4.11% $205,318 4.08%
                                  ======== ====  ======== ====  ======== ====

   The following table summarizes certificates for deposit in amounts of $100,000 or more by time remaining until maturity as of December 31, 1999. These times deposits are made by individuals, corporations and public entities, all of which are located in the Company's market area or are State of Iowa public funds.

                                                                   December 31,
                                                                       1999
                                                                  --------------
                                                                  (in thousands)
   Three months or less..........................................    $ 9,887
   Over three through six months.................................      4,232
   Over six months through one year..............................      7,207
   Over one year.................................................      4,855
                                                                     -------
     Total.......................................................    $26,181
                                                                     =======

VI. Return on Equity and Assets

   Various operating and Equity Ratios for the years indicated are presented below:

                                                               Year ended
                                                              December 31,
                                                           --------------------
                                                            1999   1998   1997
                                                           ------  -----  -----
   Return on average total assets.........................   0.64%  1.65%  1.98%
   Return on average equity...............................   5.29  12.16  14.47
   Dividend payout ratio.................................. 103.45  44.44  34.78
   Average equity to average assets.......................  12.04  13.54  13.69
   Equity to assets ratio.................................  10.33  12.81  13.37
                                                           ======  =====  =====

VII. Borrowed Funds

   The following table summaries the outstanding amount of and the average rate on borrowed funds as of December 31, 1999, 1998 and 1997.

                                                December 31,
                               -----------------------------------------------
                                    1999            1998            1997
                               --------------- --------------- ---------------
                                       Average         Average         Average
                               Balance  Rate   Balance  Rate   Balance  Rate
                               ------- ------- ------- ------- ------- -------
                                           (dollars in thousands)
Note payable(1)............... $18,000  8.13%  $17,000  7.38%  $14,050  8.25%
Federal Home Loan Bank
 advances.....................  63,421  5.79     7,595  5.68     6,000  5.96
Federal funds purchased.......   2,965  5.22         0  0.00         0  0.00
                               -------         -------         -------
  Total....................... $84,386  6.27%  $24,595  6.83%  $20,050  7.56%
                               =======  ====   =======  ====   =======  ====

--------
(1) The notes payable balance at December 31, 1999 consists of advances on a $20,000,000 revolving line of credit. The line has a variable interest rate which currently is three-eights of a percent below the lender's prime rate. Interest is payable quarterly and the line is due June 30, 2000.

   The maximum amount of borrowed funds outstanding at any month end for the years ended December 31, 1999, 1998 and 1997 were as follows:

                                                         1999    1998    1997
                                                        ------- ------- -------
                                                            (in thousands)
Note payable........................................... $19,860 $17,000 $14,050
Federal Home Loan Bank advances........................  65,410  12,299   6,000
Federal funds purchased................................   8,665   3,775   2,150
                                                        ======= ======= =======

   The following table sets forth the average amount of and the average rate paid on borrowed funds for the years ended December 31, 1999, 1998 and 1997.

                                           Year ended December 31,
                               -----------------------------------------------
                                    1999            1998            1997
                               --------------- --------------- ---------------
                               Average Average Average Average Average Average
                               Balance  Rate   Balance  Rate   Balance  Rate
                               ------- ------- ------- ------- ------- -------
                                           (dollars in thousands)
Note payable.................. $16,621  7.70%  $13,342  8.05%  $ 9,292  8.23%
Federal Home Loan Bank
 advances.....................  21,522  5.98     6,840  5.92     2,274  6.07
Federal funds purchased.......   1,683  5.56       201  5.87       534  5.93
                               -------         -------         -------
  Total....................... $39,826  6.68%  $20,383  7.31%  $12,100  7.72%
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

   CVB leases its "In-Store" branch facility in Fairfield. The branch is located in an Econofoods grocery store and occupies approximately 400 square feet of the store. The lease agreement expires in October, 2000 and may be renewed for two additional terms of five years each. Management of CVB is currently re-evaluating the future of this branch facility.

   Pella State Bank owns its facility at 500 Oskaloosa Street in Pella, Iowa. The facility is located approximately six blocks south of the community's main business district on a heavily-traveled thoroughfare that connects the main business district with retail stores located in a developing area on the east side of the city. The one-time restaurant building was acquired in the summer of 1997 and was completely renovated to become a modern banking facility. The facility contains approximately 1,860 square feet of usable space and has two drive-up teller lanes. PSB is currently negotiating a lease arrangement whereby it would move its main office into a new facility presently under construction in Pella's main business district. The current facility would be maintained as a branch location. It is anticipated that the move would take place early in the year 2001.

   Midwest Federal Savings owns its main office in Burlington, Iowa and three of its branch office facilities. The main office located at 3225 Division Street, on the western side of the community, is adjacent to one of the major highways through Burlington. It is a one-story facility of approximately 10,300 square feet, constructed in 1974, with four drive-up lanes and one ATM. MFS also owns a branch facility located in Burlington's main downtown business district at 323 Jefferson Street. This facility is approximately 2,400 square feet and was the main office until 1974. The branch located in Fort Madison, Iowa at 926 Avenue G was acquired in 1975, has one drive-up window, and contains approximately 3,300 square feet on one level. The 960 square foot Wapello, Iowa branch is located on Highway 61 and was acquired in 1974. MFS leases a 540 square foot branch facility located in the Wal-Mart Super Center at 324 W. Agency Road in West Burlington. The branch was opened in 1997 under an initial lease term of 5 years, with a 5 year option to extend.

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

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

   The information appearing on page 8 of the Company's Annual Report, filed as
Exhibit 13 hereto, is incorporated herein by reference.

   There were approximately 469 holders of record of the Company's $5 common stock as of March 8, 2000. Additionally, there are an estimated 750 beneficial holders whose stock was held in street name by brokerage houses as of that date. The closing price of the Company's common stock was $8.5625 on March 27, 2000.

   The Company increased dividends to common shareholders in 1999 to $.60 per share, a 7.1 percent increase over $.56 for 1998. Dividend declarations are evaluated and determined by the Board of Directors on a quarterly basis. In February 2000, the Board of Directors declared a dividend of $.15 per common share. The Company's loan agreement requires that the Company does not pay any dividends in excess of forty percent of net income without the lenders' permission. Except for certain regulatory restrictions that may affect dividend payments, there are no other restrictions on the Company's present or future ability to pay dividends.

ITEM 6. SELECTED FINANCIAL DATA

   The information appearing on page 4 of the Company's Annual Report, filed as
Exhibit 13 hereto, is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The information appearing on pages A-1 through A-10 of the Appendix to the Company's definitive proxy Statement, is incorporated herein by reference.

ITEM 7A. MARKET RISK DISCLOSURE

   The information appearing on pages A-8 and A-9 of the Appendix to the Company's definitive proxy statement, is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The information appearing on pages A-11 through A-33 of the Appendix to the Company's definitive proxy statement, is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Within the twenty-four months prior to the date of the most recent financial statements, there have been no changes in or disagreements with accountants of the Company.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   The following exhibits and financial statement schedules are filed as part of this report:

   (a)1. Financial Statements: See the financial statements on pages A-11 through A-33 of the Appendix to the Company's definitive proxy statement, which are incorporated by reference herein.

    2. Exhibits (not covered by independent auditors' report).

 Exhibit                               Description
 -------                               -----------
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

 10.3.4 States Resources Corp. Loan Participation and Servicing Agreement dated February 5, 1999 between States Resources Corp. and Mahaska
         Investment Company.

 10.5.1  Revolving Loan Agreement dated January 31, 1996 between Mahaska
         Investment Company and Harris Trust and Savings Bank. This Loan
         Agreement is incorporated herein by reference to the Form 8-K report filed by Mahaska Investment Company on February 29, 1996.

 10.5.2  Sixth Amendment and Waiver to Credit Agreement between Mahaska
         Investment Company and Harris Trust & Savings Bank dated June 30,
         1999. This Amendment and Waiver to the Credit Agreement is incorporated herein by reference to the Form 10-Q report filed by Mahaska Investment Company for the Quarter ended September 30, 1999.

 Exhibit                               Description
 -------                               -----------
 10.6    Agreement and Plan of Merger By and Between Mahaska Investment Company
         and Midwest Bancshares, Inc. dated February 2, 1999. This agreement and plan of merger is incorporated herein by reference to Amendment
         No. 1 to the Form S-4 Registration number 333-79291 filed by Mahaska
         Investment Company on August 17, 1999.

 11      Computation of Per Share Earnings

 13 The Annual Report to Shareholders of Mahaska Investment Company for the 1999 calendar year.

 21      Subsidiaries

 23      Consent of Auditor

   The Company will furnish to any shareholder upon request and upon payment of a fee of $.50 per page, a copy of any exhibit. Requests for copies should be directed to Karen K. Baack, Secretary/Treasurer, Mahaska Investment Company, P.O. Box 1104, Oskaloosa, Iowa 52577-1104.

   (b) Reports on Form 8-K: No reports on Form 8-K were required to be filed during the last quarter of 1999.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               Mahaska Investment Company
                                                      (Registrant)

                                                    /s/ Charles S. Howard
                                          By: _________________________________
                                                     Charles S. Howard
                                                 Chairman, President, Chief
                                               Executive Officer and Director

                                                                  March 28, 2000

                               POWER OF ATTORNEY

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

      /s/ Charles S. Howard            Director, Chairman of the    March 28, 2000
______________________________________  Board, President and
          Charles S. Howard             Chief Executive Officer

       /s/ David A. Meinert            Director, Executive Vice     March 28, 2000
______________________________________  President and Chief
           David A. Meinert             Financial Officer
                                        (Principal Accounting
                                        Officer)

     /s/ Martin L. Bernstein           Director                     March 28, 2000
______________________________________
         Martin L. Bernstein

      /s/ Richard R. Donahue           Director                     March 28, 2000
______________________________________
          Richard R. Donahue

      /s/ William D. Hassel            Director                     March 28, 2000
______________________________________
          William D. Hassel

______________________________________ (resigned as a director
          R. Spencer Howard             effective February 29,
                                        2000)

______________________________________ (incapacitated due to
           James F. Mathew              illness)

       /s/ John P. Pothoven            Director                     March 28, 2000
______________________________________
           John P. Pothoven

      /s/ John W. N. Steddom           Director                     March 28, 2000
______________________________________
          John W. N. Steddom