Form 10-Q
period 2000-03-31
MAHASKA INVESTMENT CO
filed 2000-05-12
CIK 741390

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




FOR QUARTER ENDED                                       COMMISSION FILE NUMBER
 MARCH 31, 2000                                                 0-24630





                           MAHASKA INVESTMENT COMPANY
             (Exact Name of Registrant as Specified in its Charter)




        IOWA                                           42-1003699
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

                 Yes   X                        No

As of April 30, 2000, there were 4,024,514 shares of common stock $5 par value outstanding.

                           MAHASKA INVESTMENT COMPANY
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CONDITION

(unaudited)
(dollars in thousands, except for share amounts)        March 31,   December 31,
                                                          2000          1999
                                                       ---------    -----------
                ASSETS
Cash and due from banks                                $   9,441         13,354
Interest-bearing deposits in banks                           217          1,700
Federal funds sold                                         5,390          7,865
                                                       ---------    -----------
    Cash and cash equivalents                             15,048         22,919
                                                       ---------    -----------
Investment securities:
    Available for sale                                    64,552         60,530
    Held to maturity                                      28,682         29,445
Loans                                                    290,734        282,091
Allowance for loan losses                                 (3,550)        (4,006)
                                                       ---------    -----------
    Net loans                                            287,184        278,085
                                                       ---------    -----------
Loan pool participations                                  60,860         67,756
Premises and equipment, net                                6,850          6,795
Accrued interest receivable                                4,486          4,719
Goodwill and other intangible assets                      12,569         12,850
Other assets                                               4,282          3,090
                                                       ---------    -----------
        Total assets                                   $ 484,513        486,189
                                                       =========    ===========
     LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
    Demand                                             $  22,705         23,197
    NOW and Super NOW                                     41,841         42,378
    Savings                                              100,181         96,377
    Certificates of deposit                              186,833        186,720
                                                       ---------    -----------
        Total deposits                                   351,560        348,672
Federal funds purchased                                        0          2,965
Federal Home Loan Bank advances                           63,954         63,421
Note payable                                              15,400         18,000
Other liabilities                                          3,865          2,896
                                                       ---------    -----------
        Total liabilities                              $ 434,779        435,954
                                                       =========    ===========
Shareholders' equity:
     Common stock, $5 par value; authorized
     20,000,000 shares; issued 4,269,514 shares
     as of March 31, 2000 and December 31, 1999        $  24,564         24,564
Capital surplus                                           13,192         13,192
Treasury stock at cost, 643,335 shares as
  of March 31, 2000, and 577,735 shares as
  of December 31, 1999                                    (9,302)        (8,525)
Retained earnings                                         21,987         21,511
Accumulated other comprehensive loss                        (707)          (507)
                                                       ---------    -----------
        Total shareholders' equity                        49,734         50,235
                                                       ---------    -----------
        Total liabilities and shareholders' equity     $ 484,513        486,189
                                                       =========    ===========

See accompanying notes to consolidated financial statements.

                           MAHASKA INVESTMENT COMPANY
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

(unaudited)                                              Three Months Ended
(dollars in thousands, except per share)                      March 31,
                                                       ------------------------
                                                          2000         1999
                                                       ---------    -----------
Interest income:
  Interest and fees on loans                           $   5,865          3,774
  Interest and discount on loan pools                      2,094          2,209
  Interest on bank deposits                                   32             36
  Interest on federal funds sold                              73             97
  Interest on investment securities:
    Available for sale                                     1,028            446
    Held to maturity                                         460            187
                                                       ---------    -----------
      Total interest income                                9,552          6,749
                                                       ---------    -----------
Interest expense:
  Interest on deposits:
    NOW and Super NOW                                        186            147
    Savings                                                  923            562
    Certificates of deposit                                2,433          1,579
  Interest on federal funds purchased                         35              0
  Interest on Federal Home Loan Bank advances              1,005            108
  Interest on note payable                                   367            305
                                                       ---------    -----------
      Total interest expense                               4,949          2,701
                                                       ---------    -----------
      Net interest income                                  4,603          4,048
Provision for loan losses                                    151            167
      Net interest income after
        provision for loan losses                          4,452          3,881
                                                       ---------    -----------
Noninterest income:
  Service charges                                            400            304
  Data processing income                                      50             50
  Other operating income                                     152            138
  Investment security gains                                   34              0
                                                       ---------    -----------
      Total noninterest income                               636            492
                                                       ---------    -----------
Noninterest expense:
  Salaries and employee benefits expense                   1,637          1,337
  Net occupancy expense                                      435            357
  Professional fees                                          135             86
  Other operating expense                                    915            626
  Goodwill amortization                                      281            149
                                                       ---------    -----------
      Total noninterest expense                            3,403          2,555
                                                       ---------    -----------
      Income before income tax expense                     1,685          1,818
Income tax expense                                           572            661
                                                       ---------    -----------
      Net income                                      $    1,113          1,157
                                                       =========    ===========

Earnings per common share - basic                     $     0.26           0.32
Earnings per common share - diluted                         0.26           0.31
Dividends per common share                                  0.15           0.15

See accompanying notes to consolidated financial statements.

                           MAHASKA INVESTMENT COMPANY
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)                                              Three Months Ended
(in thousands)                                                March 31,
                                                       ------------------------
                                                          2000         1999
                                                       ---------    -----------
Net income                                            $    1,113          1,157
Other Comprehensive Income:
   Unrealized gains (losses) on securities
     available for sale; Unrealized holding
     gains (losses) arising during the period,
     net of tax                                             (179)          (100)
   Less: reclassification adjustment of net (gains)
     losses included in net income, net of tax               (21)             0
                                                       ---------    -----------
Other comprehensive loss, net of tax                        (200)          (100)
                                                       ---------    -----------
Comprehensive income                                  $      913          1,057
                                                       =========    ===========

See accompanying notes to consolidated financial statements.

                           MAHASKA INVESTMENT COMPANY
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)                                              Three Months Ended
(dollars in thousands)                                         March 31,
                                                       ------------------------
                                                          2000         1999
                                                       ---------    -----------
Cash flows from operating activities:
  Net income                                          $    1,113          1,157
                                                       ---------    -----------
  Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization                           445            314
     Provision for loan losses                               151            167
     Investment securities gains                             (34)             0
     Amortization of investment securities premiums           50             46
     Accretion of investment securities and
      loan discounts                                         (48)          (120)
     Increase in other assets                               (959)          (138)
     Increase in other liabilities                         1,076            424
                                                       ---------    -----------
        Total adjustments                                    681            693
                                                       ---------    -----------
        Net cash provided by operating activities          1,794          1,850
                                                       ---------    -----------
Cash flows from investing activities:
  Investment securities available for sale:
     Proceeds from sales                                   3,104              0
     Proceeds from maturities                                469          3,383
     Purchases                                            (7,865)        (4,373)
  Investment securities held to maturity:
     Proceeds from maturities                              2,073            644
     Purchases                                            (1,293)        (1,826)
  Net increase in loans                                   (9,213)        (6,964)
  Purchases of loan pool participations                   (4,602)        (1,628)
  Principal recovery on loan pool participations          11,498          5,602
  Purchases of premises and equipment                       (266)          (117)
  Proceeds from sale of premises and equipment                12              0
                                                       ---------    -----------
      Net cash used in investing activities               (6,083)        (5,279)
                                                       ---------    -----------
Cash flows from financing activities:
  Net increase in deposits                                 2,912            796
  Net decrease in federal funds purchased                 (2,965)             0
  Federal Home Loan Bank advances                         26,000              0
  Repayment of Federal Home Loan Bank advances           (25,515)            (7)
  Advances on note payable                                     0            150
  Principal payments on note payable                      (2,600)          (950)
  Dividends paid                                            (637)          (545)
  Purchases of treasury stock                               (777)             0
                                                       ---------    -----------
     Net cash used in financing activities                (3,582)          (556)
                                                       ---------    -----------
     Net decrease in cash and cash equivalents           (7,871)         (3,985)
Cash and cash equivalents at beginning of period         22,919          22,121
                                                       ---------    -----------
Cash and cash equivalents at end of period            $  15,048          18,136
                                                       =========    ===========
Supplemental disclosures of cash flow information:
  Cash paid (received) during the period for:
     Interest                                         $   4,838           2,732
                                                       =========    ===========
     Income taxes                                     $    (300)            229
                                                       =========    ===========

See accompanying notes to consolidated financial statements.

                           MAHASKA INVESTMENT COMPANY

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.   Basis of Presentation

     The accompanying consolidated statements of income, the consolidated statements of comprehensive income, and the consolidated statements of cash flow for the three months ended March 31, 1999 include the accounts and transactions of the Company and its four wholly-owned subsidiaries, Mahaska State Bank, Central Valley Bank, Pella State Bank and On-Site Credit Services, Inc. The consolidated statements of condition as of March 31, 2000 and December 31, 1999, the consolidated statement of income, the consolidated statement of comprehensive income, and the consolidated statement of cash flow for the three months ended March 31, 2000 includes the accounts of the Company and its aforementioned subsidiaries plus Midwest Federal Savings and Loan Association of Eastern Iowa ("Midwest Federal"). Midwest Federal was acquired as a result of the merger with Midwest Bancshares, Inc. ("Midwest"), which closed on September 30, 1999. All material intercompany balances and transactions have been eliminated in consolidation.

     The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2000, and the results of operations for the three months ended March 31, 2000 and 1999, and cash flows for the three months ended March 31, 2000 and 1999.

     The results for the three months ended March 31, 2000 may not be indicative of results for the year ending December 31, 2000, or for any other period.

2.   Consolidated Statements of Cash Flows

     In the consolidated statements of cash flows, cash and cash equivalents include cash and due from banks, interest-bearing deposits with banks, and federal funds sold.

3.   Income Taxes

     Federal income tax expense for the three months ended March 31, 2000 and 1999 was computed using the consolidated effective federal tax rate. The Company also recognized income tax expense pertaining to state franchise taxes payable individually by the subsidiary banks.

4.   Earnings Per Common Share

     Basic earnings per common share computations are based on the weighted average number of shares of common stock actually outstanding during the period. The weighted average number of shares for the three-month periods ended March 31, 2000 and 1999 was 4,288,826 and 3,636,345, respectively. Diluted earnings per share amounts are computed by dividing net income by the weighted average number of shares and all dilutive potential shares outstanding during the period. The computation of diluted earnings per share used a weighted average number of shares outstanding of 4,314,801 and 3,757,646 for the three months ended March 31, 2000 and 1999, respectively.

5.   Effect of New Financial Accounting Standards

     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was scheduled to become effective for the Company beginning January 1, 2000. SFAS No. 137 subsequently deferred implementation of SFAS 133 until January 1, 2001. Management is evaluating the impact the adoption of SFAS No. 133 will have on the Company's consolidated financial statements and expects to adopt SFAS 133 when required.

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

7.   Sale of On-Site Credit Services, Inc.

     On April 23, 1999, the Company announced that it had elected to seek a buyer for On-Site Credit Services, Inc. ("On- Site"), its wholly-owned commercial finance subsidiary. A letter of intent was executed with a potential buyer for On- Site on July 28, 1999. It was anticipated that a closing on the sale would occur in the fourth quarter of 1999. In October of 1999, it became apparent that a satisfactory agreement would not be reached with the potential buyer due to the proposed structure of the transaction (not due to pricing issues). Management is currently evaluating a number of other alternatives related to On-Site. As of March 31, 2000, On-Site's loan and lease portfolio totaled $3,304,000, or approximately 1 percent of the Company's total loans as of that date. Effective March 21, 2000, the name of On-Site was formally changed to MIC Financial, Inc.

8.   Acquisition of Midwest Bancshares, Inc.

     The Company acquired Midwest Federal Savings and Loan Association of Eastern Iowa ("Midwest Federal"), a community-oriented thrift institution, with locations in Burlington, West Burlington, Fort Madison, and Wapello, Iowa on September 30, 1999.

     The excess of the purchase price over the identifiable fair value of the tangible and identifiable intangible assets acquired and the liabilities assumed of $6,234,000 was recorded as goodwill and is being amortized over 25 years on a straight-line basis. The acquisition has been accounted using the purchase method of accounting and, accordingly, the income and earnings results of Midwest Federal are not included with the results of the Company for the period ended March 31, 1999.

PART I -- Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations.

                          QUARTER ENDED MARCH 31, 2000

On September 30, 1999, the Company acquired all of the outstanding common stock of Midwest Federal Savings and Loan Association of Eastern Iowa ("Midwest Federal") as a result of an exchange of Company stock with the shareholders of Midwest Bancshares, Inc. ("MWBI"), the thrift holding company for Midwest Federal. A total of 1,105,348 shares of Company common stock were issued to the former shareholders of MWBI in a transaction valued at $19,237,000, including transaction expenses. The acquisition of Midwest Federal was accounted for using the purchase method of accounting and, accordingly, the Company's results of operations for the three months ended March 31, 1999 do not include the results of Midwest Federal.

The Company recorded net income of $1,113,000 for the quarter ended March 31, 2000, compared with net income of $1,157,000 for the three months ended March 31, 1999, a decrease of $44,000 (4 percent). Basic earnings per share for the first quarter of 2000 was $.26 versus $.32 per share for the first quarter of 1999. Diluted earnings per share for the first quarter of 2000 was $.26 versus diluted earnings per share of $.31 for the first quarter of 1999. Actual weighted average shares outstanding were 4,288,826 and 3,636,345 for the first quarter of 2000 and 1999, respectively. The issuance of 1,105,348 shares on September 30, 1999, to shareholders of MWBI as a result of the merger into the Company increased the average shares outstanding in the first quarter of 2000. The Company's return on average assets for the quarter ended March 31, 2000 declined to .92 percent compared with a return of 1.59 percent for the quarter ended March 31, 1999 due to the increase of average assets from Midwest Federal. The Company's return on average equity also decreased to 8.98 percent for the three months ended March 31, 2000 versus 12.22 percent for the three months ended March 31, 1999 as a result of the additional equity following the Midwest merger.


RESULTS OF OPERATIONS

Net Interest Income

Net interest income is computed by subtracting total interest expense from total interest income. Fluctuations in net interest income can result from the changes in the volumes of assets and liabilities as well as changes in interest rates. The additional earning assets and interest-bearing liabilities of Midwest Federal included in the first quarter of 2000 significantly increased both interest income on investments and loans and interest expense on deposits and borrowed funds in comparison to the first quarter of 1999. The Company's net interest income for the quarter ended March 31, 2000 increased $555,000 (14 percent) to $4,603,000 from $4,048,000 for the three months ended March 31, 1999. This increase was mainly due to increased interest income earned on higher loan and investment volumes. Increased interest expense on deposits and borrowed funds somewhat offset the higher interest income. Total interest income increased $2,803,000 (42 percent) in the first quarter of 2000 compared with the same period in 1999. Exclusive of the additional $3,279,000 interest income generated by Midwest Federal in the first quarter of 2000, total interest income would have decreased by $476,000 in comparison to the 1999 first quarter primarily due to a reduction in interest income and discount recovery on loan pool participations. The Company's total interest expense for the first quarter of 2000 increased $2,248,000 (83 percent) compared with the same period in 1999. Total interest expense, excluding the $1,991,000 related to Midwest Federal, increased $257,000 in the first quarter of 2000 compared with 1999. The Company's net interest margin (on a federal tax-equivalent basis) for the first quarter of 2000 decreased to 4.20 percent (4.82 percent excluding Midwest Federal) from 6.04 percent in the first quarter of 1999. Net interest margin is a measure of the net return on interest-earning assets and is computed by dividing annualized net interest income by the average of total interest-earning assets for the period. The Company's overall yield on earning assets was
8.68 percent (9.06 percent without Midwest Federal) for the first quarter of 2000 compared to 10.02 percent for the first quarter of 1999. The rate on interest-bearing liabilities increased in the first quarter of 2000 to 4.93 percent (4.84 percent without Midwest Federal) compared to 4.68 percent for the first quarter of 1999.

Interest income and fees on loans (excluding the $1,953,000 contributed by Midwest Federal) increased $138,000 (4 percent) in the first quarter of 2000 compared to the same period in 1999, mainly due to higher loan volumes. The average yield on loans exclusive of Midwest Federal declined to 8.58 percent for the first quarter of 2000, compared to 9.14 percent in the first quarter of 1999. The average yield on loans including Midwest Federal in the first quarter of 2000 was 8.31 percent. The yield on the Company's loan portfolio is effected by the amount of nonaccrual loans (which do not earn interest income), the mix of the portfolio (real estate loans generally have a lower overall yield than commercial and agricultural loans), the effects of competition and the interest rate environment on the amounts and volumes of new loan originations, and the mix of variable rate versus fixed rate loans in the Company's portfolio. Recent moves by the Federal Reserve to increase interest rates may benefit the Company in future periods as variable rate loans tied to prime have been adjusted upward. Competition for loans in the market areas served by the Company remains strong. Average loans outstanding were $286,357,000 for the first quarter of 2000 compared with $167,455,000 for the first quarter of 1999, an increase of $118,902,000 (71 percent). Excluding the increase in average loan volume attributable to Midwest Federal, the Company's average loans outstanding were $16,034,000 (10 percent) greater in the first quarter of 2000 than in 1999.

Overall, the Company recognized $115,000 less in interest and discount income on loan pool participations in the first quarter of 2000 compared with 1999, mainly due to reduced collections. Interest income and discount collected on the loan pool participations for the three months ended March 31, 2000 was $2,094,000 compared with $2,209,000 collected in the first quarter of 1999. The yield on loan pool participations was 13.30 percent for the first quarter of 2000 compared with 17.66 percent for the quarter ended March 31, 1999. The average loan pool participation investment balance was $13,097,000 (26 percent) greater in the first quarter of 2000 than in 1999 as a result of new purchases of pools. Newly purchased loan pools typically do not produce income for a period of up to 120 days from date of purchase which significantly impacts the yield on the investment. These loan pool participations are pools of performing and distressed and nonperforming loans that the Company has purchased at a discount from the aggregate outstanding principal amount of the underlying loans. Income is derived from this investment in the form of interest collected and the repayment of the principal in excess of the purchase cost which is herein referred to as "discount recovery." The Company recognizes interest income and discount recovery on its loan pool participations on a cash basis. The loan pool participations have traditionally been a high-yield activity for the Company, but this yield has fluctuated from period to period based on the amount of cash collections, discount recovery, and net collection expenses of the servicer in any given period. The income and yield on loan pool participations may vary in future periods due to the volume and discount rate on loan pools purchased.

For the first quarter of 2000, interest income on investment securities increased $855,000 compared with the quarter ended March 31, 1999 due to the additional securities held by Midwest Federal. Without Midwest Federal, interest income from investment securities was $66,000 lower in the 2000 quarter than in 1999, generally due to decreased volume in the portfolio.

The $1,254,000 increase in interest expense on deposits in the first quarter of 2000 compared with 1999 was mainly attributable to the additional deposits of Midwest Federal. Excluding the $1,112,000 deposit interest expense for Midwest Federal, the Company's interest expense on deposits increased $142,000 primarily due to some growth in deposits in the first quarter of 2000 compared with 1999. Average interest-bearing deposits for the first quarter of 2000 increased $113,108,000 (54 percent) from the same period in 1999. Excluding Midwest Federal, average interest-bearing deposits were $7,587,000 greater in the first quarter of 2000 than in 1999. Interest expense on Federal Home Loan Bank advances was $897,000 higher in the first quarter of 2000 reflecting Midwest
Federal's utilization of this alternative funding method. Interest expense on notes payable increased $62,000 in the first quarter of 2000 compared with 1999 reflecting slightly higher average borrowings on the Company's commercial bank line of credit and increased interest rates.


Provision for Loan Losses

The Company recorded a provision for loan losses of $151,000 in the first quarter of 2000, of which $27,000 was recorded by On- Site Credit Services, Inc. and $12,000 by Midwest Federal. In the first quarter of 1999, the Company recorded a provision for loan losses of $167,000 ($84,000 for On-Site). Management determines an appropriate provision based on its evaluation of the adequacy of the allowance for loan losses in relationship to a continuing review of problem loans, the current economic conditions, actual loss experience and industry trends. Management believes that the allowance for loan losses is adequate based on the inherent risk in the portfolio as of March 31, 2000, however, continued growth in the loan portfolio and the uncertainty of the agricultural economy require that management continue to evaluate the adequacy of the allowance for loan losses and make additional provisions in future periods as deemed necessary.


Other Income

Other income results from the charges and fees collected by the Company from its customers for various services performed, data processing income received from nonaffiliated banks, miscellaneous other income and gains (or losses) from the sale of investment securities held in the available for sale category. Total other income was $144,000 (29 percent) greater in the first quarter of 2000 compared with 1999. Excluding the contribution of Midwest Federal of $101,000, most of the increase was due to the recognition of gains on the call of investment securities.


Other Expense

Total other noninterest expense for the quarter ended March 31, 2000 increased $848,000 (33 percent) compared to noninterest expense for the first quarter of 1999. Excluding the $889,000 other expense for the operation of Midwest Federal, the Company's other expense actually decreased $41,000 (2 percent). Other expense includes all the costs incurred to operate the Company except for interest expense, the loan loss provision and income taxes. Salaries and benefits expense for the first quarter of 2000 increased $300,000 (22 percent) over 1999 as a result of $381,000 in additional expense for Midwest Federal. Net occupancy and equipment expenses for the 2000 quarter increased $78,000 (22 percent) in comparison to 1999 with $122,000 of increase due to Midwest Federal. Professional fees in the March 31, 2000 quarter increased by $49,000 compared to 1999. Other operating expense increased by $289,000 ($64,000 without Midwest Federal) in the first quarter of 2000 compared with the three months ended March 31, 1999. Included in the other operating expense increase was a one-time assessment in February 2000 of $80,000 made by the Treasurer of the State of Iowa to cover the losses on uninsured public fund deposits incurred when a bank in Carlisle, Iowa was declared insolvent and closed by the Iowa Superintendent of Banking. The assessment was made on all Iowa banks based on the proportion of the average uninsured public funds on deposit in 1999. Recent developments indicate that some or all of this assessment may be returned to the banks in the near future.


Income Tax Expense

The Company incurred income tax expense of $572,000 for the three months ended March 31, 2000. For the three months ended March 31, 1999, the Company incurred income tax expense of $661,000. The decreased tax expense for the March 2000 quarter was mainly due to lower overall taxable income compared to the same period in the prior year. The effective income tax rate as a percent of income before taxes for the three months ended March 31, 2000 and 1999 was 33.9 percent and 36.3 percent, respectively.


FINANCIAL CONDITION

Total assets as of March 31, 2000 were $484,513,000, a decrease of $1,676,000 from December 31, 1999. As of March 31, 2000, the Company had $5,390,000 in federal funds sold and no federal funds borrowed compared with $7,865,000 sold and $2,965,000 borrowed as of December 31, 1999. The Company's liquidity needs are usually highest in the second and third quarters of each year due to seasonal loan demand and minimal deposit growth in the first nine months of the year. Federal funds are borrowed on a short-term basis to meet this liquidity need.


Investment Securities

Investment securities available for sale increased $4,022,000 from December 31, 1999 to the March 31, 2000 total of $64,552,000 as securities were purchased for the portfolio. Investment securities classified as held to maturity declined to $28,682,000 as of March 31, 2000, compared with $29,445,000 on December 31,
1999, with the net decrease due to the maturity of securities.


Loans

Overall loan volumes continued to increase, with total loans outstanding of $290,734,000 on March 31, 2000, reflecting growth of $8,643,000 (3 percent) from December 31, 1999. As of March 31, 2000, the Company's loan to deposit ratio (excluding loan pool investments) was 82.7 percent. This compares with a year-end 1999 loan to deposit ratio of 80.7 percent. As of March 31, 2000, On-Site had total loans outstanding of $3,304,000, mostly in the commercial loan category. This compares with a December 31, 1999 loan total for On-Site of $5,081,000.


Loan Pool Participations

As of March 31, 2000, the Company had loan pool participations of $60,860,000, a decrease of $6,896,000 (10 percent) from the December 31, 1999 balance. The reduction in the loan pool participations is due to collections made in the normal course of business and the sale of a group of nonperforming loans in litigation. The loan pool investment balance shown as an asset on the Company's Statement of Condition represents the discounted purchase cost of the loan pool participations. There were few opportunities to bid on loan pools in the first quarter of 2000, but the Company was successful in purchasing one loan pool package totaling $4,602,000. The average loan pool participation balance of $63,839,000 for the first three months of 2000 was $13,097,000 (26 percent) higher than the average balance of $50,742,000 for the first quarter of 1999.


Deposits

Total deposits as of March 31, 2000 were $351,560,000 compared with $348,672,000 as of December 31,1999. The Company typically experiences a seasonal decline in total deposits from December to March.


Borrowed Funds/Notes Payable

The  Company  had no  Federal  Funds  purchased  on March  31,  2000.  There was
$2,965,000 in Federal Funds purchased on December 31, 1999. During the first quarter of 2000, the Company had an average balance of Fed Funds purchased of $3,696,000. Advances from the Federal Home Loan Bank totaled $63,954,000 as of March 31, 2000 compared with $63,421,000 as of December 31, 1999. Notes payable declined to $15,400,000 on March 31, 2000 from $18,000,000 on December 31, 1999.


Nonperforming Assets

The Company's nonperforming assets totaled $3,781,000 (1.30 percent of total loans) as of March 31, 2000, compared to $4,965,000 (1.76 percent of total loans) as of December 31, 1999. All nonperforming asset totals and related ratios exclude the loan pool investments. The following table presents the categories of nonperforming assets for the bank subsidiaries and for On-Site Credit Services, Inc. as of March 31, 2000 compared with December 31, 1999:

                              Nonperforming Assets
                             (dollars in thousands)
                                 March 31, 2000

                                                     Banks   On-Site    Total
                                                     -----   -------   ------
Nonaccrual                                           $1,833   $1,151   $2,984
Loans 90 days past due                                  586       31      617
Other real estate owned                                 180        0      180
                                                     -----   -------   ------
                                                     $2,599   $1,182   $3,781
                                                     ======   ======   ======


                                December 31, 1999


                                                     Banks   On-Site    Total
                                                     -----   -------   ------

Nonaccrual                                           $1,969   $  905   $2,874
Loans 90 days past due                                1,025      401    1,426
Restructured loans                                        0      515      515
Other real estate owned                                 150        0      150
                                                     -----   -------   ------
                                                     $3,144   $1,821   $4,965
                                                     ======   ======   ======

From December 31, 1999 to March 31, 2000, nonaccrual loans increased $110,000. Loans ninety days past due decreased $809,000, primarily as a result of collection efforts. Restructured loans decreased $515,000 as the performance on one On-Site credit deteriorated and it was reclassified as nonaccrual. Other real estate owned increased by $30,000 as a residential real estate loan was foreclosed on. The Company's allowance for loan losses as of March 31, 2000 was $3,550,000, which was 1.22 percent of total loans as of that date. This compares with an allowance for loan losses of $4,006,000 as of December 31, 1999, which was 1.42 percent of total loans. As of March 31, 2000, the allowance for loan losses was 98.57 percent of nonperforming loans compared with 83.20 percent as of December 31, 1999. Based on the inherent risk in the loan portfolio, management believes that as of March 31, 2000, the allowance for loan losses is adequate. For the three months ended March 31, 2000, the Company recognized net charge-offs of $607,000 compared with net charge-offs of $306,000 during the quarter ended March 31, 1999. Net charge-offs recorded by On- Site totaled $350,000 while the bank subsidiaries charged off $257,000 during the quarter ended March 31, 2000.


Capital Resources

As of March 31, 2000, total shareholders' equity as a percentage of total assets was 10.26 percent compared with 10.33 percent as of December 31, 1999. During the first quarter of 2000, the Company repurchased a total of 52,500 shares of stock on the open market as part of the 130,000 share repurchase authorized by the Company's board of directors on January 21, 2000. Under risk- based capital rules, the Company's tier 1 capital ratio was 11.27 percent of risk-weighted assets as of March 31, 2000, and was 11.42 percent of risk-weighted assets as of December 31, 1999, compared to a 4.00 percent requirement. Risk-based capital guidelines require the classification of assets and some off- balance-sheet items in terms of credit-risk exposure and the measuring of capital as a percentage of the risk-adjusted asset totals. Tier 1 capital is the Company's total common shareholders' equity reduced by goodwill. Management believes that, as of March 31, 2000, the Company and its subsidiary banks meet all capital adequacy requirements to which they are subject. As of that date, all the bank subsidiaries were "well capitalized" under regulatory prompt corrective action provisions.


Liquidity

Liquidity management involves meeting the cash flow requirements of depositors and borrowers. The Company conducts liquidity management on both a daily and long-term basis; and it adjusts its investments in liquid assets based on expected loan demand, projected loan maturities and payments, estimated cash flows from the loan pool participations, expected deposit flows, yields available on interest-bearing deposits, and the objectives of its asset/liability management program. The Company had liquid assets (cash and cash equivalents) of $15,048,000 as of March 31, 2000, compared with $22,919,000 as of December 31, 1999. Much of the decrease during the quarter was utilized to fund loan growth and to purchase investment securities. Investment securities classified as available for sale could be sold to meet liquidity needs, if necessary. Additionally, the bank subsidiaries maintain lines of credit with correspondent banks and the Federal Home Loan Bank that would allow them to borrow federal funds on a short-term basis if necessary. The Company also maintains a line of credit with a major commercial bank that provides liquidity for the purchase of loan pool participation investments and other corporate needs. Management believes that the Company has sufficient liquidity as of March 31, 2000 to meet the needs of borrowers and depositors.


Market Risk Management

Market risk is the risk of earnings volatility that results from adverse changes in interest rates and market prices. The Company's market risk is primarily comprised of interest rate risk arising from its core banking activities of lending and deposit taking. Interest rate risk is the risk that changes in market interest rates may adversely affect the Company's net interest income. Management continually develops and applies strategies to mitigate this risk. Management does not believe that the Company's primary market risk exposures and how those exposures were managed in the first three months of 2000 changed when compared to 1999.

The Company uses a third-party computer software simulation modeling program to measure its exposure to potential interest rate changes. For various assumed hypothetical changes in market interest rates, numerous other assumptions are made such as prepayment speeds on loans and securities backed by mortgages, the slope of the Treasury yield curve, the rates and volumes of the Company's deposits and the rates and the volumes of the Company's loans. This analysis measures the estimated change in net interest income in the event of hypothetical changes in interest rates. This analysis of the Company's interest rate risk was presented in the Form 10-K filed by the Company for the year ended December 31, 1999.


Year 2000 Compliance

A critical issue has emerged in the banking industry and for the economy overall was how existing computer application software programs, operating systems and hardware would accommodate the date value for the year 2000. The Company established Year 2000 Committees and Plans at its subsidiary banks to minimize the risk of potential disruption related to computers and other equipment with date-sensitive software. Based on the Company's assessment of operations through April 2000, no significant year 2000 issues have been experienced. The Company has surveyed its larger clients, vendors and significant third parties and believes they have experienced no significant year 2000 issues, which could adversely affect the Company. The Company will continue to monitor year 2000 compliance issues.


Commitments and Contingencies

In the ordinary course of business, the Company is engaged in various litigation. Management believes that none of this litigation is material to the Company's results of operations.


Board of Directors

R. Spencer Howard resigned as a director and Vice President of the Company and President of On-Site effective February 29, 2000. James F. Mathew, a director of the Company since February 1979, passed away on March 28, 2000 following a long illness. Another long-term director of the Company, Martin L. Bernstein, passed away very unexpectedly on April 28, 2000. The vacancies on the Company's board of directors created by these events have not been filled at this time.

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

     Exhibits

     3.1        Articles of Incorporation of Mahaska Investment Company. (f)

     3.2        Bylaws of Mahaska Investment Company. (f)

     10.1 Mahaska Investment Company Employee Stock Ownership Plan & Trust as restated and amended. (b)

     10.2.1     1993 Stock Incentive Plan. (a)

     10.2.2     1996 Stock Incentive Plan. (d)

     10.2.3     1998 Stock Incentive Plan. (e)

     10.3.1 Midstates Resources Corp. Loan Participation and Servicing Agreement dated December 9, 1992 between Midstates Resources Corp., Mahaska Investment Company, and Mahaska State Bank. (a)

     10.3.2 Central States Resources Corp. Liquidation Agreement dated April 18, 1988 between Central States Resources Corp., Mahaska State Bank, National Bank & Trust Co., and Randal Vardaman. (a)

     10.3.3 All States Resources Corp. Loan Participation and Servicing Agreement dated September 13, 1993 between All States Resources Corp., Mahaska Investment Company, and West Gate Bank. (a)

     10.3.4 States Resources Corp. Loan Participation and Servicing Agreement dated February 5, 1999 between States Resources Corp. and Mahaska Investment Company. (i)

     10.5.1 Revolving Loan Agreement dated January 31, 1996 between Mahaska Investment Company and Harris Trust & Savings Bank. (c)

     10.5.2 Sixth Amendment to Revolving Loan Agreement and Revolving Loan Note between Mahaska Investment Company and Harris Trust & Savings Bank dated June 30, 1999. (h)

     10.6 Agreement and Plan of Merger By and Between Mahaska Investment Company and Midwest Bancshares, Inc. dated February 2, 1999. (g)

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

                (h) Incorporated by reference to the Form 10-Q for the quarter ended September 30, 1999 filed by Mahaska Investment Company.

                (i) Incorporated by reference to the Form 10-K for the year ended December 31, 1999 filed by Mahaska Investment Company.

(b) Reports on Form 8-K -- The Company did not file any reports on Form 8-K for the three months ended March 31, 2000.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   MAHASKA INVESTMENT COMPANY
                                   (Registrant)



May 10, 2000                       /s/ Charles S. Howard
---------------                    -----------------------------------------
Dated                              Charles S. Howard
                                   President



May 10, 2000                       /s/ David A. Meinert
---------------                    -----------------------------------------
Dated                              David A. Meinert
                                   Executive Vice President and
                                   Chief Financial Officer
                                   (Principal Accounting Officer)

                                  Exhibtit 11

                           MAHASKA INVESTMENT COMPANY
                                AND SUBSIDIARIES
                STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS



Earnings per Share Information:                           Three Months Ended
                                                                March 31,
                                                         --------------------
                                                          2000          1999
                                                          ----          ----
Weighted average number of shares
outstanding during the year                            $4,288,826     3,636,345

Weighted average number of shares
outstanding during the year
including all dilutive potential
shares                                                 $4,314,801     3,757,646

Net earnings                                           $1,113,332     1,157,244

Earnings per share - basic                                   0.26          0.32

Earnings per share - diluted                           $     0.26          0.31