Form 10-Q
period 2000-06-30
MAHASKA INVESTMENT CO
filed 2000-08-11
CIK 741390

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




FOR QUARTER ENDED                                      COMMISSION FILE NUMBER
  JUNE 30, 2000                                                0-24630





                           MAHASKA INVESTMENT COMPANY
             (Exact Name of Registrant as Specified in its Charter)




         IOWA                                                 42-1003699
(State of Incorporation)                              (I.R.S.Identification No.)



                  222 First Avenue East, Oskaloosa, Iowa 52577

                         Telephone Number (515) 673-8448






Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

               Yes   X                            No

As of July 31, 2000, there were 3,939,314 shares of common stock $5 par value outstanding.

PART I -- Item 1.  Financial Statements

                           MAHASKA INVESTMENT COMPANY
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CONDITION

(unaudited)
(dollars in thousands, except for share amounts)
                                                        June 30,    December 31,
                                                          2000         1999
                                                       ----------   -----------
                                  ASSETS
Cash and due from banks ..........................     $   9,324      $  13,354
Interest-bearing deposits in banks ...............         1,063          1,700
Federal funds sold ...............................         1,620          7,865
                                                       ----------   -----------
     Cash and cash equivalents ...................        12,007         22,919
                                                       ----------   -----------
Investment securities:
     Available for sale ..........................        63,956         60,530
     Held to maturity ............................        27,641         29,445
Loans ............................................       305,249        282,091
Allowance for loan losses ........................        (3,616)        (4,006)
                                                       ----------     ---------
     Net loans ...................................       301,633        278,085
                                                       ----------     ---------
Loan pool participations .........................        60,048         67,756
Premises and equipment, net ......................         6,875          6,795
Accrued interest receivable ......................         4,705          4,719
Goodwill and other intangible assets .............        12,287         12,850
Other assets .....................................         5,091          3,090
                                                       ---------      ---------
     Total assets ................................     $ 494,243      $ 486,189
                                                       =========      =========

                   LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
     Demand ........................................   $  21,990      $  23,197
     NOW and Super NOW .............................      42,220         42,378
     Savings .......................................      91,590         96,377
     Certificates of deposit .......................     193,297        186,720
                                                       ----------    ----------
Total deposits .....................................     349,097        348,672
Federal funds purchased ............................       7,200          2,965
Federal Home Loan Bank advances ....................      70,986         63,421
Note payable .......................................      15,100         18,000
Other liabilities ..................................       4,363          2,896
                                                       ----------    ----------
Total liabilities ..................................     446,746        435,954
                                                       ----------    ----------
Shareholders' equity:
     Common stock, $5 par value; authorized
       20,000,000 shares; 4,912,849 shares as
       of June 30, 2000 and December 31, 1999 ......      24,564         24,564
     Capital surplus ...............................      13,127         13,192
     Treasury stock at cost, 973,535 shares as
       of June 30, 2000, 577,735 shares as of
       December 31, 1999 ...........................     (11,869)        (8,525)
     Retained earnings .............................      22,371         21,511
     Accumulated other comprehensive loss ..........        (696)          (507)
                                                       -----------    ---------
Total shareholders' equity .........................      47,497         50,235
                                                       -----------    ---------
Total liabilities and shareholders' equity .........   $ 494,243      $ 486,189
                                                       ===========    =========

See accompanying notes to consolidated financial statements.

                           MAHASKA INVESTMENT COMPANY
                                AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

(unaudited)                             Three Months Ended     Six Months Ended
(dollars in thousands, except               June 30,                June 30,
per share)                               ------------------    -----------------
                                          2000       1999       2000       1999
                                         -------   -------    --------  --------
Interest Income:
   Interest and fees on loans            $ 6,170   $ 3,991     $12,035   $ 7,765
   Interest and discount on loan pools     1,814     1,339       3,908     3,548
   Interest on bank deposits                  27        15          59        51
   Interest on federal funds sold             54        77         127       174
   Interest on investment securities:
     Available for sale                    1,080       427       2,108       873
     Held to maturity                        445       180         905       367
                                         -------   -------    --------  --------
      Total interest income                9,590     6,029      19,142    12,778
                                         -------   -------    --------  --------
Interest expense:
   Interest on deposits:
     NOW and Super NOW                       199       149         385       296
     Savings                                 961       650       1,884     1,212
     Certificates of deposit               2,569     1,560       5,002     3,139
   Interest on federal funds purchased        45         4          80         4
   Interest on Federal Home Loan
     Bank advances                         1,061       109       2,066       217
   Interest on note payable                  343       294         710       599
                                         -------   -------    --------  --------
      Total interest expense               5,178     2,766      10,127     5,467
                                         -------   -------    --------  --------
      Net interest income                  4,412     3,263       9,015     7,311
   Provision for loan losses                 270     1,465         421     1,632
                                         -------   -------    --------  --------
      Net interest income after
        provision for loan losses          4,142     1,798       8,594     5,679

Noninterest income:
   Service charges                           424       313         824       617
   Data processing income                     59        51         109       101
   Other operating income                    156        86         308       224
   Investment security gains (losses)        (17)        0          17         0
                                         --------  -------    --------  --------
      Total noninterest income               622       450       1,258       942
                                         --------  -------    --------  --------
Noninterest expense:
   Salaries and employee benefits expense  1,594     1,254       3,231     2,591
   Net occupancy expense                     434       342         869       699
   Professional fees                         179       339         314       425
   Other operating expense                   809       639       1,724     1,265
   Goodwill amortization                     282       139         563       288
                                         -------   -------    --------  --------
      Total noninterest expense            3,298     2,713       6,701     5,268
                                         -------   -------    --------  --------
      Income (loss) before income
         tax expense                       1,466      (465)      3,151     1,353
      Income tax expense (benefit)           495      (146)      1,067       515
                                         -------   -------    --------  --------
        Net income (loss)                $   971   $  (319)   $  2,084  $    838
                                         =======   =======    ========  ========

Earnings (loss) per common share-basic    $ 0.24   $(0.09)    $ 0.50      $ 0.23
Earnings (loss) per common share-diluted  $ 0.24   $(0.09)    $ 0.50      $ 0.22
Dividends per common share                $ 0.15   $ 0.15     $ 0.30      $ 0.30

See accompanying notes to consolidated financial statements.

                           MAHASKA INVESTMENT COMPANY
                                AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)                              Three Months Ended     Six Months Ended
(in thousands)                               June 30,               June 30,
                                         ------------------     ----------------
                                          2000       1999        2000     1999
                                         -------   -------     -------   -------
Net income (loss)                        $ 971     $ (319)     $ 2,084   $ 838
Other Comprehensive Income:
    Unrealized gains (losses) on
    securities available for sale:
       Unrealized holding gains (losses)
         arising during the period, net
         of tax                              0       (177)        (176)   (277)
       Less: reclassification adjustment
         for net (gains) losses included in
         net income, net of tax             11          0          (13)      0
                                         -------   -------     -------   -------
Other comprehensive income (loss),
   net of tax                               11       (177)        (189)   (277)
                                         -------   -------     -------   -------
Comprehensive income (loss)             $  982     $ (496)     $ 1,895  $  561
                                         =======   =======     =======   =======

See accompanying notes to consolidated financial statements.

                           MAHASKA INVESTMENT COMPANY
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)                                               Six Months Ended
(dollars in thousands)                                        June 30,
                                                      -------------------------
                                                          2000          1999
                                                      -----------    ----------
Cash flows from operating activities:
  Net income                                          $   2,084      $      838
                                                      -----------    ----------
    Adjustments to reconcile net income to net
      cash provided by operating activities:
    Depreciation and amortization                           857             618
    Provision for loan losses                               421           1,632
    Investment securities gains                             (17)              0
    (Gain) loss on sale of premises and equipment            (4)              2
    Amortization of investment securities premiums          140              97
    Accretion of investment securities and loan discounts  (111)           (227)
    (Increase) decrease in other assets                  (1,987)            240
    Increase (decrease) in other liabilities              1,575            (375)
                                                      -----------    ----------
        Total adjustments                                   874           1,987
                                                      -----------    ----------
        Net cash provided by operating activities         2,958           2,825
                                                      -----------    ----------
Cash flows from investing activities:
  Investment securities available for sale:
    Proceeds from sales                                   4,884               0
    Proceeds from maturities                              2,867           7,262
    Purchases                                           (11,418)         (5,400)
    Investment securities held to maturity:
      Proceeds from maturities                            4,049           2,178
      Purchases                                          (2,211)         (2,024)
    Net increase in loans                               (23,924)        (12,555)
    Purchases of loan pool participations               (15,211)        (19,999)
    Principal recovery on loan pool participations       22,919          12,063
    Purchases of premises and equipment                    (486)           (207)
    Proceeds from sale of premises and equipment             17               0
                                                      -----------    ----------
        Net cash used in investing activities           (18,514)        (18,682)
                                                      -----------    ----------
Cash flows from financing activities:
  Net increase in deposits                                  473           2,415
  Net increase in federal funds purchased                 4,235           2,898
  Federal Home Loan Bank advances                        33,000               0
  Repayment of Federal Home Loan Bank advances          (25,531)            (14)
  Advances on note payable                                1,900             150
  Principal payments on note payable                     (4,800)         (2,550)
  Dividends paid                                         (1,224)         (1,094)
  Purchases of treasury stock                            (3,433)              0
  Proceeds from exercise of stock options                    24             252
                                                      -----------    ----------
        Net cash provided by financing activities         4,644           2,057
                                                      -----------    ----------
        Net decrease in cash and cash equivalents       (10,912)        (13,800)
Cash and cash equivalents at beginning of period         22,919          22,121
                                                      -----------    ----------
Cash and cash equivalents at end of period            $  12,007      $    8,321
                                                      ===========    ==========
Supplemental disclosures of cash flow information:
  Cash paid (received) during the period for:
    Interest                                          $  10,074        $  5,477
                                                      ===========    ==========
    Income taxes                                      $     298        $  1,179
                                                      ===========    ==========

 See accompanying notes to consolidated financial statements.

                           MAHASKA INVESTMENT COMPANY
                   Notes to Consolidated Financial Statements
                                  (Unaudited)

1.   Basis of Presentation

     The accompanying consolidated statements of income and the consolidated statements of comprehensive income for the three and six months ended June 30, 1999 and the consolidated statements of cash flow for the six months ended June 30, 1999 include the accounts and transactions of the Company and its four wholly-owned subsidiaries, Mahaska State Bank, Central Valley Bank, Pella State Bank and MIC Financial, Inc. The consolidated statements of condition as of June 30, 2000 and December 31, 1999, the consolidated statement of income and the consolidated statement of comprehensive income for the three and six month periods ended June 30, 2000 and the consolidated statement of cash flow for the six months ended June 30, 2000 includes the accounts of the Company and its aforementioned subsidiaries plus Midwest Federal Savings and Loan Association of Eastern Iowa ("Midwest Federal"). Midwest Federal was acquired as a result of the merger with Midwest Bancshares, Inc.("Midwest"), completed on September 30, 1999. All material intercompany balances and transactions have been eliminated in consolidation.

     The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2000, and the results of operations for the three months and the six months ended June 30, 2000 and 1999, and cash flows for the six months ended June 30, 2000 and 1999.

     The results for the three months and the six months ended June 30, 2000 may not be indicative of results for the year ending December 31, 2000, or for any other period.

2.   Consolidated Statements of Cash Flows

     In the consolidated statements of cash flows, cash and cash equivalents include cash and due from banks, interest- bearing deposits with banks, and federal funds sold.

3.   Income Taxes

     Federal income tax expense for the three months and the six months ended June 30, 2000 and 1999 was computed using the consolidated effective federal tax rate. The Company also recognized income tax expense pertaining to state franchise taxes payable individually by the subsidiary banks.

4.   Earnings Per Common Share

     Basic earnings per common share computations are based on the weighted average number of shares of common stock actually outstanding during the period. The weighted average number of shares for the three-month periods ended June 30, 2000 and 1999 was 4,042,690 and 3,652,376, respectively. The weighted average number of shares for the six-month periods ended June 30, 2000 and 1999 was 4,165,758 and 3,644,405, respectively. Diluted earnings per share amounts are computed by dividing net income by the weighted average number of shares and all dilutive potential shares outstanding during the period. The dilutive potential shares are the dilutive effect of additional potential common shares issuable under stock options. The computation of diluted earnings per share used a weighted average number of diluted shares outstanding of 4,046,428 and 3,728,534 for the three months ended June 30, 2000 and 1999, respectively. For the six months ended June 30, 2000 and 1999, the diluted earnings per share computation was based on weighted average number of diluted shares outstanding of 4,177,683 and 3,743,010, respectively.

5.   Effect of New Financial Accounting Standards

     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", was scheduled to become effective for the Company beginning January 1, 2000. SFAS No. 137 subsequently deferred implementation of SFAS 133 until January 1, 2001. SFAS No. 138 amends the accounting and reporting requirements of SFAS No. 133. Management is evaluating the impact the adoption of SFAS No. 133 and SFAS No. 138 will have on the Company's consolidated financial statements and expects to adopt SFAS No. 133 and SFAS No. 138 when required.

     The American Institute of Certified Public Accountants has issued a proposed Statement of Position ("SOP") which addresses the accounting for differences between contractual and expected future cash flows from an investor's initital investment in certain loans and debt securities. It includes such loans acquired in purchase business combinations and would apply to all enterprises. The proposed SOP would limit the yield that may be accreted (accretable yield) to the excess of the investor's estimate of undiscounted expected future principal and interest cash flows (expected future cash flows) over the investor's initial investment in the loan. The provisions of this proposed SOP would be effective for financial statements issued for fiscal years beginning after June 15, 2000. Management of the Company does not expect the adoption of this SOP to have a material effect on its financial statements.

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

7.   Sale of MIC Financial, Inc.

     On April 23, 1999, the Company announced that it had elected to seek a buyer for MIC Financial, Inc. (formerly known as On-Site Credit Services, Inc.), its wholly-owned commercial finance subsidiary. The Company has now sold a significant amount of the assets in several transactions. As of June 30, 2000, MIC Financial's loan and lease portfolio totaled $2,764,000, approximately 1 percent of the Company's total loans as of that date.

8.   Acquisition of Midwest Bancshares, Inc.

     The Company acquired Midwest Federal Savings and Loan Association of Eastern Iowa ("Midwest Federal"), a community-oriented thrift institution, with locations in Burlington, West Burlington, Fort Madison, and Wapello, Iowa on September 30, 1999.

     The excess of the purchase price over the identifiable fair value of the tangible and identifiable intangible assets acquired and the liabilities assumed of $6,234,000 was recorded as goodwill and is being amortized over 25 years on a straight-line basis. The acquisition has been accounted using the purchase method of accounting and, accordingly, the income and earnings results of Midwest Federal are not included with the results of the Company for the three months or the six month period ended June 30, 1999.

PART I -- Item 2. Management's Discussion and Analysis of Condition and Results of Operations.

                           QUARTER ENDED JUNE 30, 2000

On September 30, 1999, the Company acquired all of the outstanding common stock of Midwest Federal Savings and Loan Association of Eastern Iowa ("Midwest Federal") as a result of an exchange of Company stock with the shareholders of Midwest Bancshares, Inc. ("MWBI"), the thrift holding company for Midwest Federal. A total of 1,105,348 shares of Company common stock were issued to the former shareholders of MWBI in a transaction valued at $19,237,000, including transaction expenses. The acquisition of Midwest Federal was accounted for using the purchase method of accounting and, accordingly, the Company's results of operations for the three and six months ended June 30, 1999 do not include the results of Midwest Federal.

The Company recorded net income of $971,000 for the quarter ended June 30, 2000, compared with a net loss of $319,000 for the three months ended June 30, 1999, a net change of $1,290,000. Basic and diluted earnings per share for the second quarter of 2000 were $.24 versus a loss of $.09 per share for the second quarter of 1999. Actual weighted average shares outstanding were 4,042,690 and 3,652,376 for the second quarter of 2000 and 1999, respectively. The issuance of 1,105,348 shares on September 30, 1999, to shareholders of MWBI as a result of the merger into the Company increased the average shares outstanding in the second quarter of 2000. The Company's return on average assets for the quarter ended June 30, 2000 was .80 percent compared with a negative return of .42 percent for the quarter ended June 30, 1999. The Company's return on average equity increased to
7.99 percent for the three months ended June 30, 2000 compared with - 3.30 percent for the three months ended June 30, 1999.

During the second quarter of 1999, management and the board of directors of the Company determined that it would seek a buyer for its wholly-owned commercial finance subsidiary MIC Financial, Inc., then known as On-Site Credit Services, Inc. Included in the financial results for the second quarter of 1999 were costs and charges related to discontinuing the MIC Financial activity consisting of a loan loss provision of $1,243,000, an estimated loss on sale of $220,000, and severence benefits to employees of $21,000. These charges and costs were major factors in the reported loss for the period.


RESULTS OF OPERATIONS

Net Interest Income

Net interest income is computed by subtracting total interest expense from total interest income. Fluctuations in net interest income can result from the changes in the volumes of assets and liabilities as well as changes in interest rates. The additional earning assets and interest-bearing liabilities of Midwest Federal included in the second quarter of 2000 significantly increased both interest income on investments and loans and interest expense on deposits and borrowed funds in comparison to the second quarter of 1999. The Company's net interest income for the quarter ended June 30, 2000 increased $1,149,000 (35 percent) to $4,412,000 from $3,263,000 for the three months ended June 30, 1999. This increase was mainly due to increased interest income earned on higher loan and investment volumes. Increased interest expense on deposits and borrowed funds somewhat offset the higher interest income. Total interest income increased $3,561,000 (59 percent) in the second quarter of 2000 compared with the same period in 1999. Exclusive of the additional $3,264,000 interest income generated by Midwest Federal in the second quarter of 2000, total interest income would have increased by $297,000 in comparison to the 1999 second quarter primarily due to increased interest income on loans and greater interest income and discount on loan pool participations. The Company's total interest expense for the second quarter of 2000 increased $2,412,000 (87 percent) compared with the same period in 1999. Total interest expense, excluding the $2,059,000 related to Midwest Federal, increased $353,000 in the second quarter of 2000 compared with 1999, primarily due to higher market interest rates. The Company's net interest margin (on a federal tax-equivalent basis) for the second quarter of 2000 decreased to 4.07 percent (4.56 percent excluding Midwest Federal) from
4.67 percent in the second quarter of 1999. Net interest margin is a measure of the net return on interest- earning assets and is computed by dividing annualized net interest income by the average of total interest-earning assets for the period. The Company's overall yield on earning assets was 8.65 percent (8.98 percent without Midwest Federal) for the second quarter of 2000 compared to 8.78 percent for the second quarter of 1999. The rate on interest-bearing liabilities increased in the second quarter of 2000 to 5.03 percent (5.00 percent without Midwest Federal) compared to 4.66 percent for the second quarter of 1999.

Interest income and fees on loans (excluding the $1,999,000 contributed by Midwest Federal) increased $180,000 (4 percent) in the second quarter of 2000 compared to the same period in 1999, mainly due to higher loan volumes. The average yield on loans exclusive of Midwest Federal declined to 8.68 percent for the second quarter of 2000, compared to 9.28 percent in the second quarter of 1999. The average yield on loans including Midwest Federal in the second quarter of 2000 was 8.32 percent. The yield on the Company's loan portfolio is effected by the amount of nonaccrual loans, the mix of the portfolio (real estate loans generally have a lower overall yield than commercial and agricultural loans), the effects of competition and the interest rate environment on the amounts and volumes of new loan originations, and the mix of variable rate versus fixed rate loans in the Company's portfolio. Recent moves by the Federal Reserve to increase interest rates may benefit the Company in future periods as variable rate loans tied to prime have been adjusted upward. Competition for loans in the market areas served by the Company remains strong. Average loans outstanding were $298,307,000 for the second quarter of 2000 compared with $177,314,000 for the second quarter of 1999, an increase of $120,933,000 (68 percent). Excluding the increase in average loan volume attributable to Midwest Federal, the Company's average loans outstanding were $15,974,000 (9 percent) greater in the second quarter of 2000 than in 1999.

Overall, the Company recognized $475,000 more in interest and discount income on loan pool participations in the second quarter of 2000 compared with 1999, mainly due to higher collections and the sale of some loans. Interest income and discount collected on the loan pool participations for the three months ended June 30, 2000 was $1,814,000 compared with $1,339,000 collected in the second quarter of 1999. The yield on loan pool participations was 12.49 percent for the second quarter of 2000 compared with 10.14 percent for the quarter ended June 30, 1999. The average loan pool participation investment balance was $5,429,000 (10 percent) greater in the second quarter of 2000 than in 1999 as a result of new purchases of pools. Newly purchased loan pools typically do not produce income for a period of up to 120 days from date of purchase which significantly impacts the yield on the investment. These loan pool participations are pools of performing and distressed and nonperforming loans that the Company has purchased at a discount from the aggregate outstanding principal amount of the underlying loans. Income is derived from this investment in the form of interest collected and the repayment of the principal in excess of the purchase cost which is herein referred to as "discount recovery." The Company recognizes interest income and discount recovery on its loan pool participations on a cash basis. The loan pool participations have traditionally been a high-yield activity for the Company, but this yield has fluctuated from period to period based on the amount of cash collections, discount recovery, and net collection expenses of the servicer in any given period. The income and yield on loan pool participations may vary in future periods due to the volume and discount rate on loan pools purchased.

For the second quarter, interest income on investment securities increased $918,000 compared with the quarter ended June 30, 1999 due to the additional securities held by Midwest Federal. Without Midwest Federal, interest income from investment securities was $23,000 lower in the 2000 quarter than in 1999, generally due to decreased volume in the portfolio.

The $1,370,000 increase in interest expense on deposits in the second quarter of 2000 compared with 1999 was attributable to the additional deposits of Midwest Federal, generally higher market interest rates and to some increase in deposits. Excluding the $1,169,000 deposit interest expense for Midwest Federal, the Company's interest expense on deposits increased $201,000.

Average interest-bearing deposits for the first quarter of 2000 increased $112,248,000 (51 percent) from the same period in 1999. Excluding Midwest Federal, average interest-bearing deposits were $3,504,000 greater in the second quarter of 2000 than in 1999. Interest expense on Federal Home Loan Bank advances was $952,000 higher in the second quarter of 2000 reflecting Midwest Federal's utilization of this alternative funding method. Interest expense on notes payable was up $49,000 in the second quarter of 2000 compared with 1999 due to higher interest rates on the Company's commercial bank line of credit reflecting the increased prime rate.


Provision for Loan Losses

The Company recorded a provision for loan losses of $270,000 in the second quarter of 2000, of which $12,000 was recorded by Midwest Federal. MIC Financial did not have any provision for loan losses in the second quarter of 2000. One of the Company's subsidiary banks increased its provision for loan losses during the period due to continued deterioration in the financial position of a large agricultural line of credit. In the second quarter of 1999, the Company recorded a provision for loan losses of $1,465,000 ($1,243,000 for MIC Financial). Management determines an appropriate provision based on its evaluation of the adequacy of the allowance for loan losses in relationship to a continuing review of problem loans, the current economic conditions, actual loss experience and industry trends. Management believes that the allowance for loan losses is adequate based on the inherent risk in the portfolio as of June 30, 2000, however, continued growth in the loan portfolio and the uncertainty of the agricultural econcomy require that management continue to evaluate the adequacy of the allowance for loan losses and make additional provisions in future periods as deemed necessary.


Noninterest Income

Noninterest income results from the charges and fees collected by the Company from its customers for various services performed, data processing income received from nonaffiliated banks, miscellaneous other income and gains (or losses) from the sale of investment securities held in the available for sale category. Total noninterest income was $172,000 (38 percent) greater in the second quarter of 2000 compared with 1999. Excluding the contribution of Midwest Federal of $153,000, most of the increase was due to higher service charges collected on nonsufficient funds checks written by bank customers.


Noninterest Expense

Total noninterest expense for the quarter ended June 30, 2000 increased $585,000 (22 percent) compared to noninterest expense for the second quarter of 1999. Excluding the $875,000 expense for the operation of Midwest Federal, the
Company's noninterest expense actually decreased $290,000 (11 percent). Noninterest expense includes all the costs incurred to operate the Company except for interest expense, the loan loss provision and income taxes. Salaries and benefits expense for the second quarter of 2000 increased $340,000 (27 percent) over 1999 as a result of $350,000 in additional expense for Midwest Federal, which was partially offset by the reduction in staff at MIC Financial. Net occupancy and equipment expenses increased $91,000 (27 percent) in the second quarter of 2000 compared to 1999. Excluding the $123,000 increase due to Midwest Federal, second quarter 2000 net occupancy expense was down $31,000 in comparison with 1999 mainly reflecting lower depreciation expense. Professional fees in the second quarter of 2000 decreased by $160,000 (47 percent) compared to 1999 as a result of lower legal and annual report costs. Other operating expense increased by $170,000 (27 percent) in the second quarter of 2000 compared with the three months ended June 30, 1999. Excluding Midwest Federal, other operating expense decreased $69,000 in the 2000 period. Included in the other operating expense decrease was the refund in full of the one-time $80,000 assessment made by the Treasurer of the State of Iowa in February 2000 to cover the losses on uninsured public fund deposits incurred when a bank in Carlisle, Iowa was declared insolvent and closed by the Iowa Superintendent of Banking. This assessment was returned to the banks in June. Goodwill amortization increased in 2000 due to the amortization of the core deposit intangible and the goodwill attributable to the acquisition of Midwest Federal.


Income Tax Expense

The Company incurred income tax expense of $495,000 for the three months ended June 30, 2000. For the three months ended June 30, 1999, the Company reported an income tax credit of $146,000 due to the loss incurred during the period. The effective income tax rate as a percent of income before taxes for the three months ended June 30, 2000 was 33.8 percent.


                         SIX MONTHS ENDED JUNE 30, 2000

The Company earned $2,084,000 during the first half of 2000 compared with net income of $838,000 in the same period of 1999. Basic and diluted earnings per share were $.50 for the six months ended June 30, 2000 compared with basic earnings per share of $.23 and diluted earnings per share of $.22 for the first half of 1999. Actual weighted-average shares outstanding in the first six months of 2000 were 4,165,758 compared with 3,644,405 in the first half of 1999. Weighted-average diluted shares outstanding were 4,177,683 and 3,743,010 for the first half of 2000 and 1999, respectively. The return on average assets for the first half of 2000 was .86 percent compared with .56 percent in 1999. Return on average shareholders' equity was 8.49 percent in 2000 compared with 4.38 percent for the first half of 1999.


RESULTS OF OPERATION

Net Interest Income

Net interest income increased $1,704,000 in the first half of 2000 compared with the same period in 1999 reflecting the additional net interest income generated by Midwest Federal in 2000. Excluding the $2,493,000 net interest income of Midwest Federal, the Company's net interest income for the first six months of 2000 was down $789,000 primarily due to higher interest expense on interest-bearing liabilities and a lower overall yield on earning assets. The Company's net interest margin for the first half of 2000 was 4.09 percent (4.72 percent excluding Midwest Federal) compared with 5.34 percent in the first half of 1999. The yield on earning assets for the first half of 2000 was 8.59 percent (9.05 percent excluding Midwest Federal) compared with 9.29 percent in 1999. The overall rate on interest-bearing liabilities rose to 4.96 percent for the first half of 2000 from 4.63 percent in 1999.

Interest and fees on loans increased $4,270,000 (55 percent) in the first half of 2000 compared with the same period in 1999. The additional interest income on loans attributable to Midwest Federal was $3,953,000, with the Company's previously exisitng subsidiaries having a net increase in interest income on loans totaling $317,000 (4 percent). The net increase was due to the higher average volume of loans outstanding since the average rate earned on loans for the first half of 2000 (8.28 percent) was lower than in 1999 (9.08 percent). The average rate on loans excluding Midwest Federal was 8.63 percent in the first half of 2000.

The amount of interest income and discount collected on loan pool participations increased 10 percent in the first half of 2000 to $3,908,000 from the first six months of 1999 total of $3,548,000. This increase was largely due to the higher average volume of loan pool participations in 2000 compared with 1999. The yield on loan pool participations decreased to 12.86 percent for the first half of 2000 compared with 13.50 percent in 1999.

Interest income on investments increased $1,773,000 (143 percent) in the first half of 2000 compared to 1999 as a result of the acquired securities portfolio of Midwest Federal. The average balance of investment securities more than doubled to $92,827,0000 in 2000 compared with $44,200,000 in 1999. The average yield on the portfolio increased from 6.08 percent for 1999 to 6.97 percent in 2000. Without the addition of the Midwest Federal securities, the average balance of investments would have declined in 2000 as the proceeds from maturing securities were used to fund loan demand.

Total interest expense on paying liabilities increased $4,660,000 in the first half of 2000 over 1999 due to the liabilities assumed with the acquisition of Midwest Federal, increases in average deposits at existing banks, and the need to pay higher market interest rates to retain and attract deposits. The rates paid on borrowed funds such as fed funds purchased, FHLB advances, and borrowings on the Company's bank line of credit all increased in 2000 as a result of higher market rates, thereby increasing the interest expense of the Company compared to 1999. Excluding the interest expense on the paying liabilities of Midwest Federal, the Company's total interest expense increased $608,000 (11 percent) in the first half of 2000 compared with 1999.


Provision for Loan Losses

The year-to-date 2000 provision for loan losses was $1,211,000 less than the $1,632,000 for the first six months of 1999. The loss provision by MIC Financial of $1,327,000 in 1999 was not repeated in 2000. Of the $421,000 year-to-date provision for losses in 2000, only $27,000 was attributable to MIC Financial.


Noninterest Income

Total noninterest income for the first six months of 2000 increased $316,000 over that recorded in 1999. Of that increase, $255,000 was due to noninterest income for Midwest Federal. The remaining $61,000 increase was largely due to increased service charges and gains on the sale of investment securities classified as "available for sale" that were sold to meet liquidity needs.


Noninterest Expense

The Company's noninterest expense increased $1,433,000 during the first six months of 2000 over 1999. The noninterest expense incurred by Midwest Federal for the first half of 2000 totaled $1,764,000. Excluding Midwest Federal, the Company's noninterest expense decreased $331,000 in 2000 compared to 1999 with reductions noted in professional fees (31 percent), salaries and benefits expense (4 percent), and occupancy expense (11 percent). Much of this reduction was due to the down-sizing of the MIC Financial operation.


Income Tax Expense

The Company's income tax expense of $1,067,000 for the first half of 2000 was $552,000 greater than the $515,000 tax expense for 1999. Taxable income was substantially higher in 2000. The effective income tax rate as a percent of income before taxes for the six months ended June 30, 2000 was 33.8 percent.


FINANCIAL CONDITION

Total assets as of June 30, 2000 were $494,243,000, an increase of $8,054,000 (2 percent) from December 31, 1999. As of June 30, 2000, the Company had $1,620,000 in federal funds sold and $7,200,000 federal funds borrowed compared with $7,865,000 sold and $2,965,000 borrowed as of December 31, 1999. The Company's liquidity needs are usually highest during the second and third quarters of each year due to seasonal loan demand and minimal deposit growth in the first nine months of the year. Federal funds are borrowed on a short-term basis to meet this liquidity need.


Investment Securities

Investment securities available for sale increased $3,426,000 from December 31, 1999 to the June 30, 2000 total of $63,956,000 as securities were purchased for the portfolio. Investment securities classified as held to maturity declined to $27,641,000 as of June 30, 2000, compared with $29,445,000 on December 31, 1999, with the net decrease of $1,804,000 due to the maturity of securities.


Loans

Overall loan volumes continued to increase, with total loans outstanding of $305,249,000 on June 30, 2000, reflecting growth of $23,158,000 (8 percent) from December 31, 1999. As of June 30, 2000, the Company's loan to deposit ratio (excluding loan pool investments) was 87.4 percent. This compares with a year-end 1999 loan to deposit ratio of 81.0 percent. As of June 30, 2000, MIC Financial had total loans outstanding of $2,764,000, mostly in the commercial loan category. This compares with a December 31, 1999 loan total for MIC Financial of $5,081,000.


Loan Pool Participations

As of June 30, 2000, the Company had loan pool participations of $60,048,000, a decrease of $7,708,000 (11 percent) from the December 31, 1999 balance. The reduction in the loan pool participations is due to collections made in the normal course of business and the sale of most of the loans still held by the Central States Resources Corporation, Midstates Resources Corporation and All States Resources Corporation servicing entities. The sale of the majority of the assets of these servicing corporations was completed in May 2000 with minimal profits recognized at that time. The collection of proceeds from the remaining assets is expected to continue through the third quarter with the recognition of any additional income deferred until the receipt of all remaining settlements. Management of the Company and the servicer determined that it was in the best interest of all parties to sell these remaining assets in order to maximize the potential return on investment and to reduce credit risk. The assets in these servicing corporations were purchased from various sources between 1988 and 1997. These remaining assets were becoming increasingly costly to service and the cash flow from them was projected to decline. The assets were felt to be subject to greater than average credit risk in the event of deterioration in the national economy.

The Company's involvement in the loan pool participations continues through States Resources Corporation which was created by the servicer in 1998. All pool purchases since then have been through this entity. The loan pool investment balance shown as an asset on the Company's Statement of Condition represents the discounted purchase cost of the loan pool participations. During the second quarter of 2000 the Company was successful in purchasing three loan pool packages totaling $10,575,000. For the first six months of 2000, the Company has purchased loan pools totaling $15,211,000. This compares with purchases of $19,999,000 in the first half of 1999. The average loan pool participation balance of $61,136,000 for the first six months of 2000 was $8,132,000 (15 percent) higher than the average balance of $53,003,000 for the first half of 1999.


Deposits

Total deposits as of June 30, 2000 were $349,097,000 compared with $348,672,000 as of December 31,1999. The Company typically experiences minimal growth in total deposits from December to June. Competition for deposits has been intense in many of the markets served by the Company with management electing not to pay the highest rates in order to attract depositor funds.


Borrowed Funds

The Company had $7,200,000 in Federal Funds purchased on June 30, 2000. There was $2,965,000 in Federal Funds purchased on December 31, 1999. During the first half of 2000, the Company had an average balance of Fed Funds purchased of $3,159,000. Advances from the Federal Home Loan Bank totaled $70,986,000 as of June 30, 2000 compared with $63,421,000 as of December 31, 1999. The increases in Federal Funds purchased and Federal Home Loan Bank advances provided the funds to meet loan demand by customers.


Note Payable

The note payable balance was reduced to $15,100,000 on June 30, 2000 from a balance of $18,000,000 on December 31, 1999. The Company's note matured on June 30, 2000 and was rewritten into a $9,000,000 term loan with one payment of $900,000 due December 31, 2000, three annual payments of $1,350,000, and a final payment of $4,050,000 due on December 31, 2004. Under the new loan agreement, the Company maintains a revolving line of credit of up to $9,000,000 (of which the Company had utilized $6,100,000 as of June 30, 2000) that matures June 30, 2001. The interest rate for both the term loan and the revolving line remain at prime rate less .375%.


Nonperforming Assets

The Company's nonperforming assets totaled $5,165,000 (1.69 percent of total loans) as of June 30, 2000, compared to $4,965,000 (1.76 percent of total loans) as of December 31, 1999. All nonperforming asset totals and related ratios exclude the loan pool investments. The following table presents the categories of nonperforming assets for the bank subsidiaries and for MIC Financial, Inc. as of June 30, 2000 compared with December 31, 1999:

                              Nonperforming Assets
                             (dollars in thousands)
                                  June 30, 2000

                                       MIC
                                      Banks        Financial          Total
                                      -------       ------           -----
Nonaccrual                            $1,700        $1,187           $2,887
Loans 90 days past due                 1,295           414            1,709
Other real estate owned                  569             0              569
                                      -------       ------           -----
                                      $3,564        $1,601           $5,165


                                December 31, 1999

                                       MIC
                                      Banks        Financial          Total
                                      -------       ------           -----

Nonaccrual                            $1,969        $  905           $2,874
Loans 90 days past due                 1,025           401            1,426
Restructured loans                         0           515              515
Other real estate owned                  150             0              150
                                      -------       ------           -----
                                      $3,144        $1,821           $4,965


From December 31, 1999 to June 30, 2000, nonaccrual loans increased $13,000. Loans ninety days past due increased $283,000. Restructured loans decreased $515,000 as the performance on one MIC Financial credit deteriorated and it was reclassified as nonaccrual. Other real estate owned increased by $419,000 as a residential real estate loan was foreclosed on and a hotel in which one of the bank subsidiaries participated in a loan on was foreclosed. The Company's allowance for loan losses as of June 30, 2000 was $3,616,000, which was 1.18 percent of total loans as of that date. This compares with an allowance for loan losses of $4,006,000 as of December 31, 1999, which was 1.42 percent of total loans. As of June 30, 2000, the allowance for loan losses was 78.68 percent of nonperforming loans compared with 83.20 percent as of December 31, 1999. Based on the inherent risk in the loan portfolio, management believes that as of June 30, 2000, the allowance for loan losses is adequate. For the three months ended June 30, 2000, the Company recognized net charge-offs of $204,000 compared with net charge-offs of $772,000 during the quarter ended June 30, 1999. Net charge-offs recorded by MIC Financial totaled $69,000 while the bank subsidiaries charged off $135,000 during the quarter ended June 30, 2000. For the six months ended June 30, 2000, the Company recognized net charge-offs of $811,000 compared with $1,079,000 for the first half of 1999. During the first half of 2000, MIC Financial has $419,000 versus a net charge-off of $791,000 in the 1999 period.


Capital Resources

As of June 30, 2000, total shareholders' equity as a percentage of total assets was 9.61 percent compared with 10.33 percent as of December 31, 1999. During the second quarter of 2000, the Company repurchased a total of 77,500 shares of stock on the open market as part of the 130,000 share repurchase authorized by the Company's board of directors on January 21, 2000. An additional 250,000 shares of common stock were repurchased by the Company during the second quarter as authorized by the board of directors on April 27, 2000. The average price per share of all stock repurchased by the Company on the open market in 2000 was $8.21. Under risk-based capital rules, the Company's tier 1 capital ratio was
10.25 percent of risk-weighted assets as of June 30, 2000, and was 11.42 percent of risk-weighted assets as of December 31, 1999, compared to a 4.00 percent requirement. Risk- based capital guidelines require the classification of assets and some off-balance-sheet items in terms of credit-risk exposure and the measuring of capital as a percentage of the risk-adjusted asset totals. Tier 1 capital is the Company's total common shareholders' equity reduced by goodwill. Management believes that, as of June 30, 2000, the Company and its subsidiary banks meet all capital adequacy requirements to which they are subject. As of that date, all the bank subsidiaries were "well capitalized" under regulatory prompt corrective action provisions.


Liquidity

Liquidity management involves meeting the cash flow requirements of depositors and borrowers. The Company conducts liquidity management on both a daily and long-term basis; and it adjusts its investments in liquid assets based on expected loan demand, projected loan maturities and payments, estimated cash flows from the loan pool participations, expected deposit flows, yields available on interest-bearing deposits, and the objectives of its asset/liability management program. The Company had liquid assets (cash and cash equivalents) of $12,007,000 as of June 30, 2000, compared with $22,919,000 as of December 31, 1999. Much of the decrease during the period was utilized to fund loan growth and to purchase investment securities. Investment securities classified as available for sale could be sold to meet liquidity needs, if necessary. Additionally, the bank subsidiaries maintain lines of credit with correspondent banks and the Federal Home Loan Bank that would allow them to borrow federal funds on a short-term basis if necessary. The Company also maintains a line of credit with a major commercial bank that provides liquidity for the purchase of loan pool participation investments and other corporate needs. Management believes that the Company has sufficient liquidity as of June 30, 2000 to meet the needs of borrowers and depositors.


Market Risk Management

Market risk is the risk of earnings volatility that results from adverse changes in interest rates and market prices. The Company's market risk is primarily comprised of interest rate risk arising from its core banking activities of lending and deposit taking. Interest rate risk is the risk that changes in market interest rates may adversely affect the Company's net interest income. Management continually develops and applies strategies to mitigate this risk. Management does not believe that the Company's primary market risk exposures and how those exposures were managed in the first six months of 2000 changed when compared to 1999.

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


Board of Directors

R. Spencer Howard resigned as a director and Vice President of the Company and President of MIC Financial effective February 29, 2000. James F. Mathew, a director of the Company since February 1979, passed away on March 28, 2000 following a long illness. Another long-term director of the Company, Martin L. Bernstein, passed away very unexpectedly on April 28, 2000. The vacancies on the Company's board of directors created by these events were filled at the June 21, 2000 meeting of the board. Elected to serve as directors until the Company's annual meeting of shareholders in 2001 were James G. Wake, Michael R. Welter and Edward C. Whitham, Jr. These gentelmen are all currently serving as outside directors on boards of three of the Company's subsidiary financial institutions.


ESOP Merger

The Company has maintained an Employee Stock Ownership Plan ("ESOP") for its employees since 1984. Midwest Federal employees were also covered by an ESOP. As part of the merger agreement with Midwest Bancshares, Inc., it was agreed that the Midwest ESOP would be merged into the Company's ESOP as soon as practicable. The Company has submitted notification to and received approval from the Federal Reserve Bank of Chicago to merge the two ESOP's. Upon completion of the merger, the Company ESOP will own 575,950 shares, or 14.62 percent of the outstanding shares of the Company as of July 31, 2000.

The ESOP has borrowed funds from the Company to purchase additional shares of Company stock. The Company's board of directors approved a loan of up to $700,000 to the ESOP to purchase Company stock. This loan is at the same rate of interest as the Company's bank line of credit (prime less .375%). As of June 30, 2000, the ESOP had borrowed $82,450 from the Company to purchase shares.


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

Part II - Item 4. Submission of Matters to a Vote of Security Holders.

The Company's annual mmeting of shareholders was held on April 27, 2000. The record date for determination of shareholders entitled to vote at the meeting was February 22, 2000. There were 4,287,014 shares outstanding as of that date, each such share being entitled to one vote. At the shareholders' meeting the holders of 3,551,892 shares of stock (82.85 percent of the outstanding shares) were represented in person or by proxy, which constituted a quorum. The following proposals were voted on at the meeting:

Proposal 1 - Election of Directors:

The following members of the Company's board of directors were elected to serve for the specified term or until their successors shall have been elected and qualified. Such persons received the number of votes set opposite their names:

                                                                VOTE
                                       FOR                    WITHHELD
                                      -----                   --------
One-year term (2001):

        Richard R. Donahue          3,402,261                  149,631

Three-year term (2003):

        Martin L. Bernstein         3,292,906                  258,986
        William D. Hassel           3,390,088                  161,804


Proposal 2 - Ratification of Auditors' Appointment:

A vote was also taken on the ratification of the appointment of KPMG LLP as independent auditors of the Company for the fiscal year ending December 31, 2000. The results of the vote were as follows:

                                                                 DEALER
        FOR              AGAINST            ABSTAIN             NON-VOTES
     3,342,608           28,389             180,895                 0


Part II -- Item 6.  Exhibits and Reports on Form 8-K.

(a) The following exhibits are filed with this Report or, if so indicated, incorporated by reference:

     Exhibits

     3.1    Articles of Incorporation of Mahaska Investment Company. (e)

     3.2    Bylaws of Mahaska Investment Company. (e)

     10.1 Mahaska Investment Company Employee Stock Ownership Plan & Trust as restated and amended. (b)

     10.2.1 1993 Stock Incentive Plan. (a)

     10.2.2 1996 Stock Incentive Plan. (c)

     10.2.3 1998 Stock Incentive Plan. (d)

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

     10.3.4 States Resources Corp. Loan Participation and Servicing Agreement dated February 5, 1999 between States Resources Corp. and Mahaska Investment Company. (g)

     10.5.1 Ammended and Restated Credit Agreement dated June 30, 2000 between Mahaska Investment Company and Harris Trust & Savings Bank.

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

            (c) Incorporated by reference to the Form 10-K for the year ended December 31, 1996 filed by Mahaska Investment Company.

            (d) Incorporated by reference to the Form 10-K for the year ended December 31, 1997 filed by Mahaska Investment Company.

            (e) Incorporated by reference to the Form 10-Q for the quarter ended September 30, 1998 filed by Mahaska Investment Company.

            (f) Incorporated by reference to the Ammendment No. 1 to the Form S-4 Registration number 333-79291 filed by Mahaska Investment Company on August 17, 1999.

            (g) Incorporated by reference to the Form 10-K for the year ended December 31, 1999 filed by Mahaska Investment Company.


(b) Reports on Form 8-K -- The Company filed one report on Form 8-K during the three months ended June 30, 2000 to report the election of three individuals to fill vacancies on its board of directors. This report was filed June 28, 2000.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     MAHASKA INVESTMENT COMPANY
                                     (Registrant)



August 7, 2000                       /s/ Charles S. Howard
---------------------                ---------------------------------------
Dated                                Charles S. Howard
                                     President


August 7, 2000                       /s/ David A. Meinert
---------------------                ---------------------------------------
Dated                                David A. Meinert
                                     Executive Vice President and Chief
                                     Financial Officer (Principal Accounting
                                     Officer)

                                   Exhibit 11

                           MAHASKA INVESTMENT COMPANY
                                AND SUBSIDIARIES
                STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS


                                      Three Months Ended       Six Months Ended
                                           June 30,                June 30,
                                    --------------------      ------------------
Earnings per Share Information:       2000         1999        2000        1999
                                    --------     -------      -------    -------
Weighted average number of shares
  outstanding during the year       4,042,690  3,652,376    4,165,758  3,644,405

Weighted average number of shares
  outstanding during the year
  including all dilutive potential
  shares                            4,046,428  3,743,010    4,177,683  3,728,534

Net earnings                       $  971,088 $ (319,172)  $2,084,420 $  838,072

Earnings per share - basic         $     0.24 $    (0.09)  $     0.50 $     0.23

Earnings per share - diluted       $     0.24 $    (0.08)  $     0.50 $     0.22