Form 10-Q/A
period 2000-06-30
MAHASKA INVESTMENT CO
filed 2000-08-14
CIK 741390

AMENDED FORM 10-Q

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

                           MAHASKA INVESTMENT COMPANY
                   Notes to Consolidated Financial Statements
                                  (Unaudited)

1.   Basis of Presentation

     The accompanying consolidated statements of income and the consolidated statements of comprehensive income for the three and six months ended June 30, 1999 and the consolidated statements of cash flow for the six months ended June 30, 1999 include the accounts and transactions of the Company and its four wholly-owned subsidiaries, Mahaska State Bank, Central Valley Bank, Pella State Bank and MIC Financial, Inc. The consolidated statements of condition as of June 30, 2000 and December 31, 1999, the consolidated statement of income and the consolidated statement of comprehensive income for the three and six month periods ended June 30, 2000 and the consolidated statement of cash flow for the six months ended June 30, 2000 includes the accounts of the Company and its aforementioned subsidiaries plus Midwest Federal Savings and Loan Association of Eastern Iowa ("Midwest Federal"). Midwest Federal was acquired as a result of the merger with Midwest Bancshares, Inc. ("Midwest"), completed on September 30, 1999. All material intercompany balances and transactions have been eliminated in consolidation.

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

     The American Institute of Certified Public Accountants has issued a proposed Statement of Position ("SOP") which addresses the accounting for differences between contractual and expected future cash flows from an investor's initial investment in certain loans and debt securities. It includes such loans acquired in purchase business combinations and would apply to all enterprises. The proposed SOP would limit the yield that may be accreted (accretable yield) to the excess of the investor's estimate of undiscounted expected future principal and interest cash flows (expected future cash flows) over the investor's initial investment in the loan. The provisions of this proposed SOP would be effective for financial statements issued for fiscal years beginning after June 15, 2000. Management of the Company does not expect the adoption of this SOP to have a material effect on its financial statements.

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

During the second quarter of 1999, management and the board of directors of the Company determined that it would seek a buyer for its wholly-owned commercial finance subsidiary MIC Financial, Inc., then known as On-Site Credit Services, Inc. Included in the financial results for the second quarter of 1999 were costs and charges related to discontinuing the MIC Financial activity consisting of a loan loss provision of $1,243,000, an estimated loss on sale of $220,000, and severance benefits to employees of $21,000. These charges and costs were major factors in the reported loss for the period.


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

Interest and fees on loans increased $4,270,000 (55 percent) in the first half of 2000 compared with the same period in 1999. The additional interest income on loans attributable to Midwest Federal was $3,953,000, with the Company's previously existing subsidiaries having a net increase in interest income on loans totaling $317,000 (4 percent). The net increase was due to the higher average volume of loans outstanding since the average rate earned on loans for the first half of 2000 (8.28 percent) was lower than in 1999 (9.08 percent). The average rate on loans excluding Midwest Federal was 8.63 percent in the first half of 2000.

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


Board of Directors

R. Spencer Howard resigned as a director and Vice President of the Company and President of MIC Financial effective February 29, 2000. James F. Mathew, a director of the Company since February 1979, passed away on March 28, 2000 following a long illness. Another long-term director of the Company, Martin L. Bernstein, passed away very unexpectedly on April 28, 2000. The vacancies on the Company's board of directors created by these events were filled at the June 21, 2000 meeting of the board. Elected to serve as directors until the Company's annual meeting of shareholders in 2001 were James G. Wake, Michael R. Welter and Edward C. Whitham, Jr. These gentlemen are all currently serving as outside directors on boards of three of the Company's subsidiary financial institutions.


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

Part II - Item 4. Submission of Matters to a Vote of Security Holders.

The Company's annual meeting of shareholders was held on April 27, 2000. The record date for determination of shareholders entitled to vote at the meeting was February 22, 2000. There were 4,287,014 shares outstanding as of that date, each such share being entitled to one vote. At the shareholders' meeting the holders of 3,551,892 shares of stock (82.85 percent of the outstanding shares) were represented in person or by proxy, which constituted a quorum. The following proposals were voted on at the meeting:

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

     10.3.4 States Resources Corp. Loan Participation and Servicing Agreement dated February 5, 1999 between States Resources Corp. and Mahaska Investment Company. (g)

     10.5.1 Amended and Restated Credit Agreement dated June 30, 2000 between Mahaska Investment Company and Harris Trust & Savings Bank.

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

            (f) Incorporated by reference to the Amendment No. 1 to the Form S-4 Registration number 333-79291 filed by Mahaska Investment Company on August 17, 1999.

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


                                     MAHASKA INVESTMENT COMPANY
                                     (Registrant)



August 7, 2000                       /s/ Charles S. Howard
---------------------                ---------------------------------------
Dated                                Charles S. Howard
                                     President


August 7, 2000                       /s/ David A. Meinert
---------------------                ---------------------------------------
Dated                                David A. Meinert
                                     Executive Vice President and Chief
                                     Financial Officer (Principal Accounting
                                     Officer)

                                 Exhibit 10.5.1

                      Amended and Restated Credit Agreement


Harris Trust and Savings Bank
Chicago, Illinois


Ladies and Gentlemen:

     The undersigned, Mahaska Investment Company, an Iowa corporation (the "Borrower"), refers to the Credit Agreement dated as of January 31, 1996, as amended and currently in effect between the Borrower and you (the "Bank") (such Credit Agreement as so amended being hereinafter referred to as the "Present Credit Agreement") pursuant to which the Bank has extended, subject to the terms and conditions thereof, a revolving credit facility available to the Borrower in a principal amount not to exceed $20,000,000 at any one time outstanding. The Borrower issued to the Bank under the Present Credit Agreement its Revolving Credit Note dated as of December 29, 1998, payable to the order of the Bank in the principal amount of $20,000,000 (the "Present Revolving Credit Note") to evidence the indebtedness outstanding on said revolving credit. The Borrower has requested that the Bank modify the terms and conditions applicable to the indebtedness evidenced by the Present Revolving Credit Note (the indebtedness evidenced by the Present Revolving Credit Note being hereinafter referred to as the "Present Revolving Credit Loans"), extend the maturity thereof, make available to the Borrower a term loan in the amount of $9,000,000, and thus provide to the Borrower a restructured revolving credit facility and a new term loan facility covering the Present Revolving Credit Loans, all on and subject to the terms and conditions set forth below. Accordingly, this Agreement is executed and delivered by the Borrower to the Bank to set forth and confirm the terms and conditions applicable to such credit facilities and the covenants, representations and warranties of the Borrower to be made in connection therewith.

     The Borrower acknowledges that it is justly and truly indebted to the Bank on the Present Revolving Credit Loans as of June 30, 2000, in the principal amount of $15,100,000 plus accrued and unpaid interest thereon. Substantially concurrently herewith, the Borrower is executing and delivering to the Bank the Notes hereinafter identified and defined. Upon satisfaction of the conditions precedent to effectiveness set forth in Section 6 hereof, the Present Revolving Credit Loans shall automatically, and without further action on the part of either the Bank or the Borrower, become evidenced by the Notes and, to that extent, the Notes are issued in renewal of, and evidence the same indebtedness formerly evidenced by, the Present Revolving Credit Note, as well as evidencing all additional Loans to be made pursuant hereto. Except as set forth in the immediately following sentence, all of the Present Revolving Credit Loans shall, for all purposes of this Agreement, be treated as though they constituted Loans under this Agreement in an amount equal to the aggregate unpaid principal balance of the Loans made on the date the conditions precedent to effectiveness set forth in Section 6 hereof have been satisfied or duly waived in writing by the Bank. Simultaneously with such satisfaction or waiver of such conditions precedent, any commitment of the Bank under the Present Credit Agreement shall terminate and the Borrower shall pay to the Bank all unpaid interest and commitment fees accrued to such date on or in connection with the Present Revolving Credit Loans.

Section 1.  THE CREDIT.

     Section 1.1. Revolving Credit. Subject to the terms and conditions hereof, the Bank agrees to extend a revolving credit (the "Revolving Credit") to the Borrower which may be availed of by the Borrower from time to time during the period from and including the date hereof to but not including the Revolving Credit Termination Date, at which time the commitment of the Bank to extend credit under the Revolving Credit shall expire. The Revolving Credit may be utilized by the Borrower in the form of loans (individually a "Revolving Loan" and collectively the "Revolving Loans"), provided that the aggregate principal amount of Revolving Loans outstanding at any one time shall not exceed $9,000,000 (the "Revolving Credit Commitment", as such amount may be reduced pursuant to Section 2.4 hereof). The Revolving Loans shall be made against and evidenced by a single promissory note of the Borrower in the form (with appropriate insertions) attached hereto as Exhibit A (the "Revolving Note"). Without regard to the principal amount of the Revolving Note stated on its face, the actual principal amount at any time outstanding and owing by the Borrower on account of the Revolving Note shall be the sum of all Revolving Loans made hereunder less all payments of principal actually received by the Bank. During the period from and including the date hereof to but not including the Revolving Credit Termination Date, the Borrower may use the Revolving Credit Commitment by borrowing, repaying and reborrowing Revolving Loans in whole or in part, all in accordance with the terms and conditions of this Agreement.

     Section 1.2. Term Loan. Subject to the terms and conditions hereof, the Bank agrees to make a term loan (the "Term Loan") to the Borrower concurrently herewith in the principal amount of $9,000,000. The Term Loan shall be made against and evidenced by a promissory note of the Borrower in the form (with appropriate insertions) attached hereto as Exhibit B (the "Term Note"). The Borrower shall make principal payments on the Term Loan in installments on the last day of each year, commencing with the year ending December 31, 2000, with the amount of each such installment to equal the amount set forth in Column B below shown opposite of the relevant due date as set forth in Column A below:


              Column A                           Column B

            Payment Date               Mandatory Scheduled Principal
                                           Payment on Term Loan

              12/31/00                          $  900,000
              12/31/01                          $1,350,000
              12/31/02                          $1,350,000
              12/31/03                          $1,350,000
       Term Loan Maturity Date                  $4,050,000

it being agreed that the final payment of both principal and interest not sooner paid on the Term Loan shall be due and payable on the Term Loan Maturity Date.

     Section 1.3. Manner and Disbursement of Loans. The Borrower shall give written or telephonic notice to the Bank (which notice shall be irrevocable once given) by no later than 11:00 a.m. (Chicago time) on the date the Borrower requests the Bank to make a Loan hereunder. Each such notice shall specify the date of the Loan requested (which must be a Business Day) and the amount of such Loan. The Borrower agrees that the Bank may rely upon any written or telephonic notice given by any person the Bank in good faith believes is an Authorized Representative without the necessity of independent investigation. Subject to the provisions of Section 6 hereof, the proceeds of each Loan shall be made available to the Borrower at the principal office of the Bank in Chicago, Illinois, in immediately available funds.

Section 2. INTEREST, FEES, PREPAYMENTS, TERMINATIONS AND APPLICATIONS.

     Section 2.1. Interest. The outstanding principal balance of the Loans shall bear interest (which the Borrower hereby promises to pay at the rates and at the times set forth herein) prior to maturity (whether by lapse of time, acceleration or otherwise) at the rate per annum determined by subtracting (but not below zero) 3/8 of 1% per annum from the Prime Rate as in effect from time to time and after maturity (whether by lapse of time, acceleration or otherwise), whether before or after judgment, until payment in full thereof at the rate per annum determined by adding 3% to the Prime Rate as in effect from time to time. Any change in the interest rate on the Loans resulting from a change in the Prime Rate shall be effective on the date of the relevant change in the Prime Rate. Interest on the Loans shall be computed on the basis of a year of 360 days for the actual number of days elapsed. Interest on the Loans shall be payable quarterly in arrears on the last day of each calendar quarter in each year (commencing June 30, 2000) and at maturity, and interest after maturity shall be due and payable on demand.

     Section 2.2. Revolving Credit Commitment Fee. For the period from and including the date hereof to but not including the Revolving Credit Termination Date, the Borrower shall pay to the Bank a commitment fee at the rate of 1/8 of 1% per annum (computed on the basis of a year of 360 days for the actual number of days elapsed) on the average daily unused portion of the Revolving Credit Commitment. Such commitment fee shall be payable quarterly in arrears on the last day of each calendar quarter in each year (commencing June 30, 2000) and on the Revolving Credit Termination Date.

     Section 2.3. Prepayments. (a) Voluntary Prepayments. The Borrower shall have the privilege of prepaying without premium or penalty and in whole or in part any Note at any time upon notice to the Bank prior to 12:00 noon (Chicago time) on the date fixed for prepayment. If such prepayment prepays the Term Note (in whole or in part) or the Revolving Note in full accompanied by the termination in whole of the Revolving Credit Commitment, each such prepayment shall be made together with accrued interest thereon to the date of prepayment.

     (b) Mandatory Prepayments. The Borrower shall, on each date the Revolving Credit Commitment is reduced pursuant to Section 2.4 hereof, prepay the Revolving Loans by the amount, if any, necessary to reduce the aggregate principal amount of the Revolving Loans then outstanding to the amount to which the Revolving Credit Commitment has been so reduced.

     Section 2.4. Terminations. (a) Optional Terminations. The Borrower shall have the right at any time and from time to time, upon one (1) Business Day prior notice to the Bank, to terminate without premium or penalty and in whole or in part (but if in part, then in an amount not less than $100,000) the Revolving Credit Commitment, provided that the Revolving Credit Commitment may not be so reduced to an amount less than the aggregate principal amount of the Revolving Loans then outstanding. Any termination of the Revolving Credit Commitment pursuant to this Section may not be reinstated.

     (b) Mandatory Termination. After the occurrence of a Change of Control, the Bank may, by written notice to the Borrower at any time on or before the date occurring 90 days after the date the Borrower notifies the Bank of such Change of Control, terminate the Revolving Credit Commitment and all other Obligations of the Bank hereunder on the date stated in such notice (which shall in no event be sooner than 30 days after the occurrence of such Change of Control). On the date the Revolving Credit Commitment is so terminated, all Outstanding Obligations (including, without limitation, all principal of and accrued but unpaid interest on the Term Note, as well as the Revolving Note) shall forthwith be due and payable without further demand, presentment, protest, or notice of any kind.

     Section 2.5. Place and Application of Payments. All payments of principal, interest, and all other Obligations payable under the Loan Documents shall be made to the Bank at its office at 111 West Monroe Street, Chicago, Illinois (or at such other place as the Bank may specify) no later than 12:00 noon (Chicago time) on the date any such payment is due and payable. Payments received by the Bank after 12:00 noon (Chicago time) shall be deemed received as of the opening of business on the next Business Day. All such payments shall be made in lawful money of the United States of America, in immediately available funds at the place of payment, without set-off or counterclaim. Any amount prepaid under the Revolving Credit may, subject to the terms and conditions hereof, be borrowed, repaid and borrowed again. No amount prepaid on the Term Note may be reborrowed, and partial prepayments of the Term Note shall be applied to the several installments thereof in the inverse order of maturity.

     Section 2.6. Notations. All Loans made against a Note shall be recorded by the Bank on its books and records or, at its option in any instance, endorsed on the reverse side of such Note or on a schedule attached thereto and the unpaid principal balance so recorded or endorsed by the Bank shall be prima facie evidence in any court or other proceeding brought to enforce such Note of the principal amount remaining unpaid thereon; provided that the failure of the Bank to record any of the foregoing shall not limit or otherwise affect the obligation of the Borrower to repay the principal amount of such Note together with accrued interest thereon. Prior to any negotiation of any Note, the Bank shall record on the reverse side thereof or on a schedule thereto the status of all amounts evidenced thereby.

Section 3.  COLLATERAL.

     The payment and performance of the Obligations shall at all times be secured by all of the issued and outstanding capital stock (except for directors' qualifying shares as required by law) of each Subsidiary of the Borrower, whether now owned or hereafter formed or acquired, pursuant to a Pledge and Security Agreement dated as of October 17, 1997, as amended, between the Borrower and the Bank (the Pledge and Security Agreement, and all other instruments and documents as shall from time to time secure the Obligations or any part thereof, being hereinafter referred to as the "Collateral Documents"). The Borrower agrees that it shall comply with all terms and conditions of each of the Collateral Documents and that it shall, at any time and from time to time as requested by the Bank, execute and deliver such further documents and do such acts as the Bank may deem necessary or desirable to provide for or protect or perfect the Lien of the Bank in the Collateral.

Section 4.  DEFINITIONS.

     The following terms when used herein shall have the following meanings (capitalized terms defined elsewhere in this Agreement shall, unless otherwise specified, have the meanings so ascribed to them in all other provisions of this Agreement):

     "Authorized Representative" means those persons shown on the list of officers provided by the Borrower pursuant to Section 6.1 hereof or on any update of any such list provided by the Borrower to the Bank, or any further or different officer of the Borrower so named by any Authorized Representative of such Borrower in a written notice to the Bank.

     "Banking Subsidiary" means any Subsidiary of the Borrower which is a bank or thrift organized under the laws of the United States of America or any state thereof.

     "Business Day" means any day other than a Saturday or Sunday on which the Bank is not authorized or required to close in Chicago, Illinois.

     "Change of Control" means any of (a) the acquisition by any "person" or "group" (as such terms are used in sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended) at any time of beneficial ownership of 40% or more of the outstanding capital stock of the Borrower on a fully-diluted basis,
(b) the failure of individuals who are members of the board of directors of the Borrower on the date of this Agreement (together with any new or replacement directors whose initial nomination for election was approved by a majority of the directors who were either directors on the date of this Agreement or previously so approved) to constitute a majority of the board of directors of the Borrower, or (c) Charles Howard shall at any time and for any reason cease to be actively involved in the management of the Borrower.

     "Code" means the Internal Revenue Code of 1986, as amended, and any successor statute thereto.

     "Collateral" means all properties, rights, interests, and privileges from time to time subject to the Liens granted to the Bank by the Collateral Documents.

     "Collateral Documents" is defined in Section 3 hereof.

     "Consolidated Net Income" means, with reference to any period, the net income (or net loss) of the Borrower and its Subsidiaries for such period determined on a consolidated basis in accordance with generally accepted accounting principles consistently applied.

     "Consolidated Total Assets" means, at any time, the total assets of the Borrower and its Subsidiaries at such time determined on a consolidated basis in accordance with generally accepted accounting principles consistently applied.

     "Default" means any event or condition the occurrence of which would, with the passage of time or the giving of notice, or both, constitute an Event of Default.

     "ERISA" means the Employee Retirement Income Security Act of 1974, as amended, or any successor statute thereto.

     "Event  of  Default"  means any event or  condition  identified  as such in
Section 8.1 hereof.

     "Lien" means any mortgage, lien, security interest, pledge, charge or encumbrance of any kind in respect of any Property, including the interests of a vendor or lessor under any conditional sale, capital lease or other title retention arrangement.

     "Loan Documents" means this Agreement, the Notes, and the Collateral Documents.

     "Loans" means the Revolving Loans and the Term Loan.

     "MIC" means MIC Financial, Inc., an Iowa corporation formerly known as On-Site Credit Services, Inc.

     "Non-Performing Assets" means with reference to any Person, as of any time the same is to be determined, the sum of all non-performing assets of such Person as determined in accordance with regulatory accounting principles applicable to such Person, but in any event including, without limitation,
(i) loans or other extensions of credit on which any payment (whether principal or interest or otherwise) is not made within 90 days of its original due date,
(ii) loans which have been placed on a non-accrual basis, (iii) loans structured so as to not bear interest at a then market rate or so that other terms thereof have been compromised, and (iv) property acquired by repossession or foreclosure and, without duplication, property acquired pursuant to in-substance foreclosure.

     "Notes" means the Revolving Note and the Term Note.

     "Obligations" means all obligations of the Borrower to pay principal and interest on the Loans, all fees and charges payable hereunder, and all other payment obligations of the Borrower arising under or in relation to any Loan Document, in each case whether now existing or hereafter arising, due or to become due, direct or indirect, absolute or contingent, and howsoever evidenced, held or acquired.

     "Person" means an individual, partnership, corporation, limited liability company, association, trust, unincorporated organization or any other entity or organization, including a government or agency or political subdivision thereof.

     "Prime Rate" means, for any day, the rate of interest announced by the Bank from time to time as its prime commercial rate, as in effect on such day, it being understood and agreed that such rate may not be the Bank's best or lowest rate.

     "Property" means any interest in any kind of property or asset, whether real, personal or mixed, or tangible or intangible.

     "Revolving Credit Termination Date" means June 30, 2001, or such earlier date on which the Revolving Credit Commitment is terminated in whole pursuant to
Section 2.4, 8.2 or 8.3 hereof.

     "Subsidiary" means any corporation or other Person more than 50% of the outstanding ordinary voting shares or other equity interests of which is at the time directly or indirectly owned by the Borrower, by one or more subsidiaries of the Borrower, or by the Borrower and one or more of its subsidiaries.

     "Term Loan Maturity Date" means December 31, 2004.

     "Tier I Leverage Ratio" of any Person means, at any time, the ratio of regulatory "core" capital (Tier I) to total assets, all as defined and determined from time to time by applicable bank or thrift regulatory authorities.

     "Tier I Risk Based Capital Ratio" means the ratio of regulatory "core" capital (Tier I) to weighted-risk assets and off-balance sheet items, all as defined and determined from time to time by applicable bank or thrift regulatory authorities.

     "Total Risk Based Capital Ratio" of any Person means, at any time, the ratio of regulatory "core" capital (Tier I) and supplementary capital elements (Tier II) to weighted-risk assets and off-balance sheet items, all as defined and determined from time to time by applicable bank or thrift regulatory authorities.

Section 5.  REPRESENTATIONS AND WARRANTIES.

     The Borrower represents and warrants to the Bank as follows:

     Section 5.1. Organization and Qualification. The Borrower is duly organized, validly existing, and in good standing as a corporation under the laws of the state of its incorporation. The Borrower has full and adequate corporate power to own its Property and conduct its business as now conducted, and is duly licensed or qualified and in good standing in each jurisdiction in which the nature of the business conducted by it or the nature of the Property owned or leased by it requires such licensing or qualifying. Without limiting the generality of the foregoing, the Borrower is a bank holding company and, as such, the Borrower has received all necessary approvals from, and has filed all necessary reports with, all applicable federal and state regulatory authorities.

     Section 5.2. Subsidiaries. Each Subsidiary is duly organized, validly existing, and in good standing under the laws of the jurisdiction in which it is incorporated or organized, as the case may be, has full and adequate power to own its Property and conduct its business as now conducted, and is duly licensed or qualified and in good standing in each jurisdiction in which the nature of the business conducted by it or the nature of the Property owned or leased by it requires such licensing or qualifying. Schedule 5.2 hereto identifies each Subsidiary, the jurisdiction of its incorporation or organization, as the case may be, the percentage of issued and outstanding shares of each class of its capital stock or other equity interests owned by the Borrower and the
Subsidiaries and, if such percentage is not 100% (excluding directors' qualifying shares as required by law), a description of each class of its authorized capital stock and other equity interests and the number of shares of each class issued and outstanding. All of the outstanding shares of capital stock and other equity interests of each Subsidiary are validly issued and outstanding and fully paid and nonassessable, and all such shares and other equity interests indicated on Schedule 5.2 as owned by the Borrower or a Subsidiary are owned, beneficially and of record, by the Borrower or such Subsidiary free and clear of all Liens other than the Liens granted in favor of the Bank. There are no outstanding commitments or other obligations of any Subsidiary to issue, and no options, warrants, or other rights of any Person to acquire, any shares of any class of capital stock or other equity interests of any Subsidiary.

     Section 5.3. Authority and Validity of Obligations. The Borrower has full right and authority to enter into the Loan Documents and to perform all of its obligations thereunder; and the Loan Documents do not, nor does the performance or observance by the Borrower of any of the matters and things therein provided for, contravene or constitute a default under any provision of law or any judgment, injunction, order or decree binding upon the Borrower or any provision of its articles of incorporation or by-laws or any covenant, indenture or agreement of or affecting the Borrower or any of its Properties, or result in the creation or imposition of any Lien on any Property of the Borrower other than Liens granted in favor of the Bank.

     Section 5.4. Purpose; Margin Stock. The Borrower shall use a portion of the proceeds of the Term Loan in accordance with Section 5.10 hereof and the balance of the proceeds of the Term Loan and the initial borrowing of Revolving Loans to refinance existing indebtedness of the Borrower under the Present Revolving Credit Note. The Borrower shall use the proceeds of subsequent borrowings of Revolving Loans during the term of this Agreement solely for the following purposes: (a) to finance the purchase price of participation interests in loan pools, (b) to finance acquisitions consented to by the Bank pursuant to Section
7.13 hereof, and (c) to finance its general working capital requirements. The Borrower is not engaged in the business of extending credit for the purpose of purchasing or carrying margin stock (within the meaning of Regulation U of the Board of Governors of the Federal Reserve System), and no part of the proceeds of any Loan made hereunder will be used to purchase or carry any margin stock, or to extend credit to others for the purpose of purchasing or carrying any such margin stock.

     Section 5.5. Financial Reports. All financial statements of the Borrower and its Subsidiaries heretofore submitted to the Bank are true and correct in all material respects, have been prepared in accordance with generally accepted accounting principles or regulatory accounting principles, as the case may be, consistently applied, and fairly present the financial condition of the Borrower and its Subsidiaries and the results of operations and cash flows of the Borrower and its Subsidiaries as of the dates thereof and for the periods covered thereby. Neither the Borrower nor any Subsidiary has contingent liabilities which are material to it other than as indicated on such financial statements or, with respect to future periods, on the financial statements furnished pursuant to Section 7.5 hereof. Since December 31, 1999, there has been no change in the condition (financial or otherwise) or business prospects of the Borrower or any Subsidiary except those occurring in the ordinary course of business, none of which individually or in the aggregate could reasonably be expected to have a material adverse effect upon the operations, business, Property, or condition (financial or otherwise) of the Borrower or of the Borrower and its Subsidiaries taken as a whole.

     Section 5.6. Litigation and Taxes. There is no litigation or governmental proceeding or labor controversy pending, nor to the knowledge of the Borrower threatened, against the Borrower or any Subsidiary which if adversely determined would (a) impair the validity or enforceability of, or impair the ability of the Borrower to perform its obligations under, any Loan Document or (b) result in any material adverse change in the financial condition, Properties, business or operations of the Borrower or any Subsidiary. All tax returns required to be filed by the Borrower or any Subsidiary in any jurisdiction have, in fact, been filed, and all taxes, assessments, fees and other governmental charges upon the Borrower or any Subsidiary or upon any of their respective Properties, income or franchises, which are shown to be due and payable in such returns, have been paid. The Borrower has no knowledge of any proposed additional tax assessment against it or any Subsidiary for which adequate provisions in accordance with generally accepted accounting principles have not been made on its accounts.

     Section 5.7. Approvals. No authorization, consent, license, or exemption from, or filing or registration with, any court or governmental department, agency or instrumentality, nor any approval or consent of the stockholders of the Borrower or any other Person, is or will be necessary to the valid execution, delivery or performance by the Borrower of the Loan Documents.

     Section 5.8. Compliance with Laws. The Borrower and each Subsidiary are in compliance with the requirements of all federal, state and local laws, rules, and regulations applicable to or pertaining to their Properties or business operations, non-compliance with which could have a material adverse effect on the financial condition, Properties, business or operations of the Borrower or any Subsidiary. Neither the Borrower (or any of its directors or officers) nor any Banking Subsidiary (or any of its directors or officers) is a party to, or subject to, any agreement with, or directive or order issued by, any federal or state bank or thrift regulatory authority which imposes restrictions or requirements on it which are not generally applicable to banks or thrifts, or their holding companies; and no action or administrative proceeding is pending or, to the Borrower's knowledge, threatened against the Borrower or any Banking Subsidiary or any of their directors or officers which seeks to impose any such restriction or requirement.

     Section 5.9. Organization and Qualification of ESOT and ESOP. The Borrower is a party to a Trust Agreement dated November 17, 1994, between Mahaska State Bank, as trustee of the Mahaska Investment Company Employee Stock Ownership Trust (the "ESOT") and the Borrower (the "Trust Agreement") entered into in connection with the establishment of the Mahaska Investment Company Employee Stock Ownership Plan (the "ESOP"). The ESOT is a duly organized, validly existing employee stock ownership trust exempt from tax under Section 501(a) of the Code. The ESOP is qualified under Section 401(a) of the Code. The ESOP and the ESOT, taken together, constitute a valid employee stock ownership plan for the purposes of Section 4975(e)(7) of the Code and is entitled to all the benefits afforded to employee stock ownership plans thereunder. The ESOP and the ESOT are in compliance in all material respects with ERISA and the Code, and the Borrower has received no notice to the contrary.

     Section 5.10. ESOP Loan Proceeds. Proceeds of the Loans in the approximate amount of $700,000 shall be loaned by the Borrower on or before September 30, 2000, to the ESOT (herein, the "ESOP Loan") and applied by the ESOT to the payment of the purchase price of approximately 2% of the equity securities of the Borrower (herein, the "ESOP Shares"). The ESOP Shares being purchased with the proceeds of ESOP Loan shall be acquired for no more than adequate consideration within the meaning of Section 3(18) of ERISA and in accordance with the other requirements of Section 408(e) of ERISA. The acquisition of the ESOP Shares with the proceeds of the ESOP Loan will not, and consummation of the transactions provided for in this Agreement shall not, constitute a prohibited transaction for purposes of Section 406 of ERISA or Section 4975 of the Code. The ESOP Shares are and will at all times continue to be qualifying employer securities for purposes of ERISA and the Code.

     Section 6. CONDITIONS PRECEDENT.

     The obligation of the Bank to make any Loan under this Agreement is subject to the following conditions precedent:

     Section 6.1. Initial Loan. At or prior to the making of the initial Loan hereunder, the following conditions precedent shall also have been satisfied:

          (a) the Bank shall have received the following (each to be properly executed and completed) and the same shall have been approved as to form and substance by the Bank:

               (i) the Notes;

               (ii) the Collateral Documents (including without limitation,  the
          Fourth Amendment to Pledge and Security Agreement), duly executed by the Borrower, together with (a) the original stock certificates for all the issued and outstanding shares of stock (exclusive of directors' qualifying shares) of each Subsidiary of the Borrower and
          (b) stock powers which are necessary or appropriate to perfect the security interest of the Bank in such Collateral;

               (iii) copies (executed or certified, as may be appropriate) of all legal documents or proceedings taken in connection with the execution and delivery of the Loan Documents to the extent the Bank or its counsel may reasonably request; and

               (iv) an incumbency  certificate  containing the name,  title, and
          genuine   signatures   of   each   of   the   Borrower's    Authorized
          Representatives;

          (b) the Bank shall have received the initial fees, if any, called for hereby;

          (c) legal matters incident to the execution and delivery of the Loan Documents and to the transactions contemplated thereby shall be satisfactory to the Bank and its counsel, and the Bank shall have received the favorable written opinion of counsel for the Borrower in form and substance satisfactory to the Bank and its counsel;

          (d) the Bank shall have received a certificate of existence for the Borrower (dated as of the date no earlier than 30 days prior to the date hereof, or otherwise acceptable to the Bank) from the office of the secretary of state of the state of its incorporation and each state in which it is qualified to do business as a foreign corporation; and

          (e) the Bank shall have received such other agreements, instruments, documents, certificates, and opinions as the Bank may reasonably request.

     Section 6.2. All Loans. As of the time of the making of each Loan hereunder: (a) each of the representations and warranties set forth in Section 5 hereof and in the other Loan Documents shall be true and correct as of such time, except to the extent the same expressly relate to an earlier date; (b) the Borrower shall be in full compliance with all of the terms and conditions of the Loan Documents, and no Default or Event of Default shall have occurred and be continuing or would occur as a result of making such extension of credit; and
(c) such extension of credit shall not violate any order, judgment or decree of any court or other authority or any provision of law or regulation applicable to the Bank (including, without limitation, Regulation U of the Board of Governors of the Federal Reserve System) as then in effect. The Borrower's request for any Loan shall constitute its warranty as to the facts specified in subsections (a) and (b) above.

     Section 7. COVENANTS.

     The Borrower agrees that, so long as any credit is available to or in use by the Borrower hereunder, except to the extent compliance in any case or cases is waived in writing by the Bank:

     Section 7.1. Maintenance of Business. The Borrower shall, and shall cause each Subsidiary to, preserve and keep in full force and effect its existence, rights (charter or statutory), franchises, and licenses necessary for the proper conduct of its business; provided, however, that nothing in this Section shall prevent the Borrower from discontinuing the operations and terminating the legal existence of MIC if such discontinuation or termination is in the reasonable business judgment of the Borrower desirable in the proper conduct of its business.

     Section 7.2. Maintenance of Properties. The Borrower shall, and shall cause each Subsidiary to, maintain, preserve and keep its property, plant and equipment in good repair, working order, and condition (ordinary wear and tear excepted), and shall from time to time make all needful and proper repairs, renewals, replacements, additions, and betterments thereto so that at all times the efficiency thereof shall be fully preserved and maintained it; provided, however, that nothing in this Section shall prevent the Borrower from discontinuing the operations and terminating the legal existence of MIC if such discontinuation or termination is in the reasonable business judgment of the Borrower desirable in the proper conduct of its business.

     Section 7.3. Taxes and Assessments. The Borrower shall duly pay and discharge, and shall cause each Subsidiary to duly pay and discharge, all taxes, rates, assessments, fees, and governmental charges upon or against it or its Properties, in each case before the same become delinquent and before penalties accrue thereon, unless and to the extent that the same are being contested in good faith and by appropriate proceedings which prevent enforcement of the matter under contest and adequate reserves are provided therefor.

     Section 7.4. Insurance. The Borrower shall insure and keep insured, and shall cause each Subsidiary to insure and keep insured, with good and responsible insurance companies, all insurable Property owned by it which is of a character usually insured by Persons similarly situated and operating like Properties against loss or damage from such hazards and risks, and in such amounts, as are insured by Persons similarly situated and operating like Properties; and the Borrower shall insure, and shall cause each Subsidiary to insure, against such other hazards and risks with good and responsible insurance companies as and to the extent usually insured by Persons similarly situated and conducting similar businesses.

     Section 7.5. Financial Reports. The Borrower shall, and shall cause each Subsidiary to, maintain a system of accounting in accordance with generally accepted accounting principles and, where applicable, regulatory accounting principles, and shall furnish to the Bank and its duly authorized representatives such information respecting the business and financial condition of the Borrower and the Subsidiaries (including non-financial information and examination reports and supervisory letters to the extent permitted by applicable regulatory authorities) as the Bank may reasonably request; and without any request, the Borrower shall furnish to the Bank:

          (a) within 45 days after the last day of each fiscal quarter, all call reports and other financial statements required to be delivered by the Borrower and by each Banking Subsidiary to any governmental authority or authorities having jurisdiction over the Borrower or such Banking Subsidiary and all schedules thereto;

          (b) within 90 days after the last day of each fiscal year, a copy of the consolidated and consolidating balance sheet of the Borrower and the Subsidiaries as of the last day of such fiscal year and the consolidated and consolidating statements of income, retained earnings and cash flows of the Borrower and the Subsidiaries for the fiscal year then ended, and accompanying notes thereto, each in reasonable detail showing in comparative form the figures for the previous fiscal year, accompanied by an unqualified opinion thereon of a firm of independent public accountants of recognized standing, selected by the Borrower and satisfactory to the Bank, to the effect that the consolidated financial statements have been prepared in accordance with generally accepted accounting principles and present fairly the consolidated financial condition of the Borrower and the Subsidiaries as of the close of such fiscal year and the results of their operations and cash flows for the fiscal year then ended and that an examination of such accounts in connection with such consolidated financial statements has been made in accordance with generally accepted auditing standards and, accordingly, such examination included such tests of the accounting records and such other auditing procedures as were considered necessary in the circumstances;

          (c) promptly upon the filing thereof (if any), copies of all registration statements, Form 10-K, Form 10-Q, and Form 8-K reports and proxy statements which the Borrower or any Subsidiary files with the Securities and Exchange Commission;

          (d) promptly upon the receipt or execution thereof, (i) notice by the Borrower or any Banking Subsidiary that (1) it has received a request or directive from any federal or state regulatory agency which requires it to submit a capital maintenance or restoration plan or restricts the payment of dividends by any Banking Subsidiary to the Borrower or (2) it has submitted a capital maintenance or restoration plan to any federal or state regulatory agency or has entered into a memorandum or agreement with any such agency, including, without limitation, any agreement which restricts the payment of dividends by any Banking Subsidiary to the Borrower or otherwise imposes restrictions or requirements on it which are not generally applicable to banks or thrifts or their holding companies, and
     (ii) copies of any such plan, memorandum, or agreement, unless disclosure is prohibited by the terms thereof and, after the Borrower or such Banking Subsidiary has in good faith attempted to obtain the consent of such regulatory agency, such agency will not consent to the disclosure of such plan, memorandum, or agreement to the Bank; and

          (e) promptly after knowledge thereof shall have come to the attention of any responsible officer of the Borrower, written notice of any Change in Control or of any threatened or pending litigation or governmental proceeding or labor controversy against the Borrower or any Subsidiary which, if adversely determined, would materially and adversely effect the financial condition, Properties, business or operations of the Borrower or any Subsidiary or of the occurrence of any Default or Event of Default hereunder.

     Section 7.6. Non-Performing Assets. The Borrower shall, as of the last day of each fiscal quarter, maintain on a consolidated basis with its Subsidiaries (excluding, for purposes of this determination only, MIC as a Subsidiary of the Borrower), and shall cause each Banking Subsidiary to maintain as of such day on an individual basis, a ratio of (a) Non-Performing Assets of the Borrower on such consolidated basis or such Banking Subsidiary, as the case may be, to
(b) the sum of (i) stockholders' equity for the Borrower or core capital for such Banking Subsidiary, as the case may be, plus loan loss reserves established by the Borrower on such consolidated basis or such Banking Subsidiary, as the case may be, in accordance with regulatory accounting principles applicable to the Borrower or such Banking Subsidiary, in an amount less than .20 to 1.0.

     Section 7.7. Regulatory Capital Requirements.

          (a) The Borrower shall maintain on a consolidated basis with its Banking Subsidiaries, and shall cause each Banking Subsidiary to maintain on an individual basis:

               (i) a Tier I Leverage Ratio of greater than 6% or, in the case of any Banking Subsidiary, such greater amount as may be required to be considered "well capitalized" by applicable regulatory authorities from time to time;

               (ii) a Total Risk Based Capital Ratio of greater than 10% or, the case of any Banking Subsidiary, such greater amount as may be required to be considered "well capitalized" by applicable regulatory authorities from time to time; and

               (iii) a Tier I Risk Based Capital Ratio of greater than 8% or, in the case of any Banking Subsidiary, such greater amount as may be required to be considered "well capitalized" by applicable regulatory authorities from time to time.

          (b) Each Banking Subsidiary shall at all times be at least "well capitalized" as defined in the Federal Deposit Insurance Corporation Improvement Act of 1991 and any regulations to be issued thereunder, as such statute or regulations may each be amended or supplemented from time to time.

          (c) Each requirement described in subsections (a) and (b) above shall be computed and determined in accordance with the rules and regulations as in effect from time to time established by the appropriate governmental authority having jurisdiction over the Borrower or such Banking Subsidiary. In addition to the provisions set forth above, the Borrower shall, and shall cause each Banking Subsidiary to, comply with any and all capital guidelines and requirements as in effect from time to time established by the relevant governmental authority or authorities having jurisdiction over the Borrower or any Banking Subsidiary.

     Section 7.8. Return on Assets. As of the last day of each June and December in each year, the Borrower shall maintain a ratio of Consolidated Net Income for the 12-month period then ended to Consolidated Total Assets as at the last day of such 12-month period then ended of not less than (a) as of June 30, 2000,
 .0045 to 1.0, and (b) as of December 31, 2000, and as of the last day of each June and December thereafter, .0090 to 1.0.

     Section 7.9. Indebtedness. The Borrower shall not issue, incur, assume, create, or have outstanding any indebtedness for borrowed money (including as such for all purpose of this Agreement any indebtedness representing the deferred purchase price of property, any liability in respect of banker's acceptances or letters of credit, any indebtedness, whether or not assumed, secured by liens on property acquired by the Borrower existing at the time of the acquisition thereof, and any liability under any lease which should be capitalized under generally accepted accounting principles); provided, however, that the foregoing shall not restrict nor operate to prevent:

          (a) indebtedness of the Borrower on the Notes and any other indebtedness of the Borrower from time to time owing to the Bank;

          (b) trade accounts payable for property or services acquired by the Borrower in the ordinary course of business and payable in accordance with ordinary trade terms; and

          (c)  indebtedness  not  otherwise   covered  hereby  in  an  aggregate
     principal amount not exceeding $200,000 at any one time outstanding.

     Section 7.10. Dividends and Certain Other Restricted Payments. The Borrower shall not declare or pay any dividends on or make any other distributions in respect of any class or series of its capital stock or directly or indirectly purchase, redeem or otherwise acquire or retire any of its capital stock; provided, however, that the Borrower may:

          (a) declare and pay dividends and purchase or otherwise redeem its capital stock during the fiscal year ending December 31, 2000, so long as at the time of, and after giving effect to, the payment of any such dividend, repurchase, or redemption no Default or Event of Default shall exist and (i) the aggregate amount of all such dividends made during such fiscal year ending December 31, 2000, does not exceed 60% of the Borrower's year-to-date reported Consolidated Net Income for the then current fiscal year, and (ii) in addition to amounts permitted under clause (a)(i) above, the aggregate amount of repurchases and redemptions made during such fiscal year ending December 31, 2000, does not exceed 70% of the Borrower's year-to-date reported Consolidated Net Income for the then current fiscal year; and

          (b) declare and pay dividends and purchase or otherwise redeem its capital stock during any fiscal year ending after December 31, 2000, so long as at the time of, and after giving effect to, the payment of any such dividend, repurchase, or redemption no Default or Event of Default exists, and the aggregate amount of all such dividends, repurchases and redemptions during any such fiscal year does not exceed 60% of the Borrower's year-to-date reported Consolidated Net Income for the then current fiscal year.

     Section 7.11. Compliance with Laws. The Borrower shall, and shall cause each Subsidiary to, comply in all respects with the requirements of all federal, state and local laws, rules, regulations, ordinances and orders applicable to or pertaining to their Properties or business operations (including, without limitation, the Code and ERISA with respect to the ESOP and the ESOT), non-compliance with which could have a material adverse effect on the financial condition, Properties, business or operations of such Borrower or any Subsidiary or could result in a Lien upon any of their Property.

     Section 7.12. Maintenance of Subsidiaries. The Borrower shall not assign, sell, or transfer, or permit any Subsidiary to issue, assign, sell, or transfer, any shares of capital stock or other equity interest of a Subsidiary; provided that the foregoing shall not prevent (a) the issuance, sale, or transfer to any person of any shares of capital stock or other equity interests of a Subsidiary solely for the purpose of qualifying, and only to the extent legally necessary to qualify, such person as a director of such Subsidiary and (b) the sale of MIC to another Person not affiliated with the Borrower which sale is, in the reasonable business judgment of the Borrower, desirable in the proper conduct of its business.

     Section 7.13. Acquisitions. The Borrower shall not, nor shall it permit any of its Subsidiaries to, directly or indirectly, acquire all or any substantial part of the assets or business of any other Person or division thereof without the prior written consent of the Bank (which consent shall not be unreasonably withheld).

     Section 8. EVENTS OF DEFAULT AND REMEDIES.

     Section 8.1. Events of Default. Any one or more of the following shall constitute an "Event of Default" hereunder:

          (a) default in the payment when due of all or any part of the Obligations payable by the Borrower under any Loan Document, or default in the payment when due of any other indebtedness or liability of the Borrower or any of its Subsidiaries owing to the Bank; or

          (b) default in the observance or performance of any provision of any Loan Document which is not remedied within ten (10) days after written notice thereof is given to the Borrower by the Bank; or

          (c) any representation or warranty made by the Borrower in any Loan Document, or in any statement or certificate furnished by it pursuant thereto, or in connection with any Loan made hereunder, proves untrue in any material respect as of the date of the issuance or making thereof; or

          (d) any event occurs or condition exists (other than those described in subsections (a) through (c) above) which is specified as an event of default in any other Loan Document, or any of the Loan Documents shall for any reason not be or shall cease to be in full force and effect, or any of the Loan Documents is declared to be null and void, or any of the Collateral Documents shall for any reason fail to create a valid and perfected first priority Lien in favor of the Bank in any Collateral purported to be covered thereby except as expressly permitted by the terms thereof; or

          (e) the Borrower or any Subsidiary shall (i) have entered involuntarily against it an order for relief under the United States Bankruptcy Code, as amended, (ii) not pay, or admit in writing its inability to pay, its debts generally as they become due, (iii) make an assignment for the benefit of creditors, (iv) apply for, seek, consent to, or acquiesce in, the appointment of a receiver, custodian, trustee, examiner, liquidator or similar official for it or any substantial part of its Property, (v) institute any proceeding seeking to have entered against it an order for relief under the United States Bankruptcy Code, as amended, to adjudicate it insolvent, or seeking dissolution, winding up, liquidation, reorganization, arrangement, adjustment or composition of it or its debts under any law relating to bankruptcy, insolvency or reorganization or relief of debtors or fail to file an answer or other pleading denying the material allegations of any such proceeding filed against it, (vi) take any corporate action in furtherance of any matter described in parts (i) through (v) above, or (vii) fail to contest in good faith any appointment or proceeding described in Section 8.1(f) hereof; or

          (f) a custodian, receiver, trustee, examiner, liquidator or similar official shall be appointed for the Borrower or any Subsidiary or any substantial part of its Property, or a proceeding described in
     Section 8.1(e)(v) shall be instituted against the Borrower or any Subsidiary, and such appointment continues undischarged or such proceeding continues undismissed or unstayed for a period of 30 days; or

          (g) dissolution or termination of the existence of the Borrower or any Banking Subsidiary; or

          (h) Borrower or any Subsidiary shall fail to pay any of its indebtedness to any other entity or shall default in the performance or observance of the terms of any instrument pursuant to which such indebtedness was created or securing such indebtedness, beyond any period of grace applicable thereto, if the effect of such default is to accelerate, or to give to the holder thereof the right to accelerate, the maturity of any such indebtedness; or

          (i) any judgment or judgments, writ or writs, or warrant or warrants of attachment, or any similar process or processes, the aggregate amount of which (after reduction by the amount covered by insurance) exceeds $500,000, shall be entered or filed against the Borrower or any Subsidiary or against any of their Property and which remains unvacated, unbonded, unstayed or unsatisfied for a period of 30 days; or

          (j) any conservator or receiver shall be appointed for the Borrower or any Banking Subsidiary under applicable federal or state law applicable to banks, thrifts, or their holding companies, or any Banking Subsidiary shall suspend payment of its obligations, or any Banking Subsidiary shall cease to be a federally insured depositary institution, or a cease and desist order shall be issued against the Borrower or any Subsidiary pursuant to applicable federal or state law applicable to banks, thrifts, or their holding companies, or the Borrower or any Subsidiary shall enter into any commitment to maintain the capital of an insured depository institution in a required amount with any federal or state regulator or any such regulator shall require the Borrower or any Subsidiary to submit a capital maintenance or restoration plan; or

          (k) any change occurs in the condition (financial or otherwise) or business prospects of the Borrower or any Subsidiary which the Bank regards as materially adverse.

     Section 8.2. Non-Bankruptcy Defaults. When any Event of Default described in Section 8.1 has occurred and is continuing (other than an Event of Default described in subsection (e) or (f) of Section 8.1), the Bank may, by notice to the Borrower, take one or more of the following actions: (a) terminate the obligation of the Bank to extend any further credit hereunder on the date (which may be the date thereof) stated in such notice; (b) declare the principal of and the accrued interest on the Notes to be forthwith due and payable and thereupon the Notes, including both principal and interest and all other Obligations payable under the Loan Documents, shall be and become immediately due and payable without further demand, presentment, protest or notice of any kind; and
(c) enforce any and all rights and remedies available to the Bank under the Loan Documents or applicable law.

     Section 8.3. Bankruptcy Defaults. When any Event of Default described in subsection (e) or (f) of Section 8.1 has occurred and is continuing, then the Notes, including both principal and interest, and all other Obligations payable under the Loan Documents, shall immediately become due and payable without presentment, demand, protest or notice of any kind, and the obligation of the Bank to extend further credit pursuant to any of the terms hereof shall immediately terminate. In addition, the Bank may exercise any and all remedies available to it under the Loan Documents or applicable law.

     Section 9. MISCELLANEOUS.

     Section 9.1. Non-Business Day. If any payment hereunder becomes due and payable on a day which is not a Business Day, the due date of such payment shall be extended to the next succeeding Business Day on which date such payment shall be due and payable. In the case of any payment of principal falling due on a day which is not a Business Day, interest on such principal amount shall continue to accrue during such extension at the rate per annum then in effect, which accrued amount shall be due and payable on the next scheduled date for the payment of interest.

     Section 9.2. Amendments, Etc. No delay or failure on the part of the Bank in the exercise of any power or right shall operate as a waiver thereof or as an acquiescence in any default, nor shall any single or partial exercise of any power or right preclude any other or further exercise thereof or the exercise of any other power or right. The rights and remedies hereunder of the Bank are cumulative to, and not exclusive of, any rights or remedies which it would otherwise have. No amendment, modification, termination or waiver of any provision of any Loan Document, nor consent to any departure by the Borrower therefrom, shall in any event be effective unless the same shall be in writing and signed by the Bank. No notice to or demand on the Borrower in any case shall entitle the Borrower to any other or further notice or demand in similar or other circumstances.

     Section 9.3. Costs and Expenses. The Borrower agrees to pay on demand the costs and expenses of the Bank in connection with the negotiation, preparation, execution and delivery of the Loan Documents and the other instruments and documents to be delivered thereunder, and in connection with the transactions contemplated thereby, and in connection with any consents or waivers or amendments thereto, including the fees and expenses of counsel for the Bank with respect to all of the foregoing (whether or not the transactions contemplated thereby are consummated). The Borrower further agrees to pay to the Bank all costs and expenses (including court costs and attorneys' fees), if any, incurred or paid by the Bank in connection with any Default or Event of Default or in connection with the enforcement of any Loan Document or any other instrument or document delivered thereunder. The obligations of the Borrower under this Section shall survive the termination of this Agreement.

     Section 9.4. Survival of Representations. All representations and warranties made in the Loan Documents or in certificates given pursuant thereto shall survive the execution and delivery of the Loan Documents, and shall continue in full force and effect with respect to the date as of which they were made as long as any credit is in use or available hereunder.

     Section 9.5. Notices. Except as otherwise specified herein, all notices hereunder shall be in writing (including notice by telecopy) and shall be given to the relevant party at its address or telecopier number set forth below, or such other address or telecopier number as such party may hereafter specify by notice to the other given by United States certified or registered mail, by telecopy or by other telecommunication device capable of creating a written record of such notice and its receipt. Notices hereunder shall be addressed:


     to the Borrower at:                to the Bank at:

     222 First Avenue East              111 West Monroe Street
     Oskaloosa, Iowa  52577             Chicago, Illinois  60603
     Attention: Mr. Charles Howard      Attention: Mr. Robert G. Bomben
     Telephone: (515) 673-1538          Telephone: (312) 461-7519
     Telecopy:  (515) 673-7836          Telecopy:  (312) 765-8382

Each such notice, request or other communication shall be effective (i) if given by telecopier, when such telecopy is transmitted to the telecopier number specified in this Section and a confirmation of such telecopy has been received by the sender, (ii) if given by mail, five (5) days after such communication is deposited in the mail, certified or registered with return receipt requested, addressed as aforesaid or (iii) if given by any other means, when delivered at the addresses specified in this Section; provided that any notice given pursuant to Section 1 hereof shall be effective only upon receipt.

     Section 9.6. Construction, Etc. Nothing contained herein shall be deemed or construed to permit any act or omission which is prohibited by the terms of any of the other Loan Documents, the covenants and agreements contained herein being in addition to and not in substitution for the covenants and agreements contained in the other Loan Documents. Any provision of this Agreement which is prohibited or unenforceable in any jurisdiction shall, as to such jurisdiction, be ineffective to the extent of such prohibition or unenforceability without invalidating the remaining provisions hereof or affecting the validity or enforceability of such provision in any other jurisdiction. Section headings used in this Agreement are for convenience of reference only and are not a part of this Agreement for any other purpose.

     Section 9.7. Binding Nature, Governing Law, Etc. This Agreement may be executed in any number of counterparts, and by different parties hereto on separate counterpart signature pages, and all such counterparts taken together shall be deemed to constitute on and the same instrument. This Agreement shall be binding upon the Borrower and its successors and assigns, and shall inure to the benefit of the Bank and the benefit of its successors and assigns, including any subsequent holder of the Obligations. The Borrower may not assign its rights hereunder without the written consent of the Bank. This Agreement constitutes the entire understanding of the parties with respect to the subject matter hereof and any prior agreements, whether written or oral, with respect thereto are superseded hereby. This Agreement and the rights and duties of the parties hereto shall be governed by, and construed in accordance with, the internal laws of the State of Illinois without regard to principles of conflicts of laws.

     Upon your acceptance hereof in the manner hereinafter set forth, this Agreement shall constitute a contract between us for the uses and purposes hereinabove set forth.

     Dated as of this 30th day of June, 2000.

                                        MAHASKA INVESTMENT COMPANY


                                     By /s/ Charles S. Howard
                                        --------------------------------------
                                        President


     Accepted and agreed to at Chicago, Illinois, as of the day and year last above written.

                                        HARRIS TRUST AND SAVINGS BANK


                                     By /s/ Robert G. Bomben
                                        --------------------------------------
                                        Vice President

                                                                  Exhibit 10.5.1

                                    Exhibit A

                              Revolving Credit Note

                                                               Chicago, Illinois
$9,000,000                                                        June ___, 2000

     On the Termination Date, for value received, the undersigned, Mahaska Investment Company, an Iowa corporation (the "Borrower"), hereby promises to pay to the order of Harris Trust And Savings Bank (the "Bank") at its office at 111 West Monroe Street, Chicago, Illinois, the principal sum of (i) Nine Million Dollars ($9,000,000), or (ii) such lesser amount as may at the time of the maturity hereof, whether by acceleration or otherwise, be the aggregate unpaid principal amount of all Revolving Loans owing from the Borrower to the Bank under the Revolving Credit provided for in the Credit Agreement hereinafter mentioned.

     This Note is issued in substitution and replacement for, and evidences the indebtedness currently evidenced by, that certain Revolving Credit Note of the Borrower dated December __, 1998 in the principal amount of $20,000,000. This Note evidences additional Revolving Loans made or to be made to the Borrower by the Bank under the Revolving Credit provided for under that certain Amended and Restated Credit Agreement dated as of June __, 2000, between the Borrower and the Bank (said Credit Agreement, as the same may be amended, modified or restated from time to time, being referred to herein as the "Credit Agreement"), and the Borrower hereby promises to pay interest at the office described above on such Revolving Loans evidenced hereby at the rates and at the times and in the manner specified therefor in the Credit Agreement.

     This Note is issued by the Borrower under the terms and provisions of the Credit Agreement and is secured by, among other things, the Collateral Documents; and this Note is entitled to all of the benefits and security provided for thereby or referred to therein, to which reference is hereby made for a statement thereof. This Note may be declared to be, or be and become, due prior to its expressed maturity and voluntary prepayments may be made hereon, all in the events, on the terms and with the effects provided in the Credit Agreement. All capitalized terms used herein without definition shall have the same meanings herein as such terms are defined in the Credit Agreement.

     The Borrower hereby promises to pay all costs and expenses (including attorneys' fees) suffered or incurred by the holder hereof in collecting this Note or enforcing any rights in any collateral therefor. The Borrower hereby waives presentment for payment and demand. This Note shall be construed in accordance with, and governed by, the internal laws of the State of Illinois without regard to principles of conflicts of laws.

                                        MAHASKA INVESTMENT COMPANY


                                     By
                                        --------------------------------------
                                        Name----------------------------------
                                        Title---------------------------------

                                                                 Exhibit 10.5.1


                                    Exhibit B

                                    Term Note

                                                               Chicago, Illinois
$9,000,000.00                                                     June ___, 2000

     For Value Received, the undersigned, Mahaska Investment Company, an Iowa corporation (the "Borrower"), promises to pay to the order of Harris Trust and Savings Bank (the "Bank") at its office at 111 West Monroe Street, Chicago, Illinois, the principal sum of Nine Million and no/100 Dollars ($9,000,000.00) in five (5) consecutive annual principal installments in amounts and on dates set forth in the hereinafter identified Credit Agreement, with a final installment in the amount of all principal not sooner paid due on the Term Loan Maturity Date, the final maturity hereof.

     This Note evidences the Term Loan made to the Borrower by the Bank under that certain Amended and Restated Credit Agreement dated as of June ___, 2000, between the Borrower and the Bank (said Credit Agreement, as the same may be amended, modified or restated from time to time, being referred to herein as the "Credit Agreement"), and the Borrower hereby promises to pay interest at the office described above on such Term Loan evidenced hereby at the rates and at the times and in the manner specified therefor in the Credit Agreement.

     This Note is issued by the Borrower under the terms and provisions of the Credit Agreement and is secured by, among other things, the Collateral Documents; and this Note is entitled to all of the benefits and security provided for thereby or referred to therein, to which reference is hereby made for a statement thereof. This Note may be declared to be, or be and become, due prior to its expressed maturity, voluntary prepayments may be made hereon, and certain prepayments are required to be made hereon, all in the events, on the terms and with the effects provided in the Credit Agreement. All capitalized terms used herein without definition shall have the same meanings herein as such terms are defined in the Credit Agreement.

     The Borrower hereby promises to pay all reasonable costs and expenses (including attorneys' fees) suffered or incurred by the holder hereof in collecting this Note or enforcing any rights in any collateral therefor. The Borrower hereby waives presentment for payment and demand. This Note shall be construed in accordance with, and governed by, the internal laws of the State of Illinois without regard to principles of conflicts of laws.


                                        MAHASKA INVESTMENT COMPANY


                                     By
                                        --------------------------------------
                                        Name----------------------------------
                                        Title---------------------------------

                                                                 Exhibit 10.5.1



                                  Schedule 5.2

                                  Subsidiaries


                                        Jurisdiction          Percentage
           Name                       of Incorporation        Ownership
           ----                       ----------------        ---------

Mahaska State Bank                          Iowa                 100%

Central Valley Bank                    United States
                                         of America              100%

MIC Financial, Inc.,
f/k/a Credit Service, Inc.                  Iowa                 100%

Pella State Bank                            Iowa                 100%

Midwest Federal Savings & Loan              Iowa                 100%


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