Form 10-Q
period 2000-09-30
MAHASKA INVESTMENT CO
filed 2000-11-14
CIK 741390

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




FOR QUARTER ENDED                                       COMMISSION FILE NUMBER
SEPTEMBER 30, 2000                                              0-24630





                           MAHASKA INVESTMENT COMPANY
             (Exact Name of Registrant as Specified in its Charter)




         IOWA                                           42-1003699
(State of Incorporation)                    (I.R.S. Employer Identification No.)



                  222 First Avenue East, Oskaloosa, Iowa 52577
                         Telephone Number (641) 673-8448






Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                      Yes   X                       No

As of October 31, 2000, there were 3,939,314 shares of common stock $5 par value outstanding.

                           MAHASKA INVESTMENT COMPANY
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CONDITION

(unaudited)
(dollars in thousands, except
for share amounts)                             September  30,      December 31,
                                                   2000                1999
                                              ---------------     --------------
                        ASSETS

Cash and due from banks ......................       $   9,087        $  13,354
Interest-bearing deposits in banks ...........           1,899            1,700
Federal funds sold ...........................           1,260            7,865
                                                     ---------        ---------
   Cash and cash equivalents .................          12,246           22,919
                                                     ---------        ---------
Investment securities:
   Available for sale ........................          62,106           60,530
   Held to maturity ..........................          26,902           29,445
Loans ........................................         315,932          282,091
Allowance for loan losses ....................          (3,325)          (4,006)
                                                     ---------        ---------
   Net loans .................................         312,607          278,085
                                                     ---------        ---------
Loan pool participations .....................          57,769           67,756
Premises and equipment, net ..................           6,966            6,795
Accrued interest receivable ..................           5,400            4,719
Goodwill and other intangible assets .........          12,006           12,850
Other assets .................................           4,675            3,090
                                                     ---------        ---------
     Total assets ............................       $ 500,677        $ 486,189
                                                     =========        =========

      LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
   Demand ..........................................   $  23,937    $  23,197
   NOW and Super NOW ...............................      45,222       42,378
   Savings .........................................      89,654       96,377
   Certificates of deposit .........................     200,282      186,720
                                                       ---------    ---------
     Total deposits ................................     359,095      348,672
Federal funds purchased ............................       1,900        2,965
Federal Home Loan Bank advances ....................      72,018       63,421
Note payable .......................................      14,700       18,000
Other liabilities ..................................       4,693        2,896
                                                       ---------    ---------
     Total liabilities .............................     452,406      435,954
                                                       ---------    ---------
Shareholders' equity:
   Common stock, $5 par value; authorized 20,000,000
     shares; issued 4,912,849 shares as of
     September 30, 2000 and December 31, 1999 ......      24,564       24,564
   Capital surplus .................................      13,127       13,192
   Treasury stock at cost, 973,535 shares as of
     September 30, 2000, and 577,735 shares as
     of December 31, 1999 ..........................     (11,869)      (8,525)
   Retained earnings ...............................      22,703       21,511
   Accumulated other comprehensive loss ............        (254)        (507)
                                                       ---------    ---------
     Total shareholders' equity ....................      48,271       50,235
                                                       ---------    ---------
     Total liabilities and shareholders' equity ....   $ 500,677    $ 486,189
                                                       =========    =========

See accompanying notes to consolidated financial statements.

                           MAHASKA INVESTMENT COMPANY
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

(unaudited)                               Three Months Ended  Nine Months Ended
(dollars in thousands,                       September 30,       September 30,
except per share)                         ------------------- ------------------
                                           2000        1999     2000       1999
                                          --------   -------- --------  --------
Interest income:
   Interest and fees on loans            $ 6,634     $ 4,090  $18,669    $11,855
   Interest and discount on loan pools     1,704       2,162    5,612      5,710
   Interest on bank deposits                  25           2       84         53
   Interest on federal funds sold             14           4      141        178
   Interest on investment securities:
     Available for sale                    1,067         404    3,175      1,277
     Held to maturity                        441         166    1,346        533
                                          --------   -------- --------  --------
        Total interest income              9,885       6,828   29,027     19,606
                                          --------   -------- --------  --------
Interest expense:
  Interest on deposits:
     NOW and Super NOW                       194         149      579        445
     Savings                                 948         689    2,832      1,901
     Certificates of deposit               2,754       1,510    7,756      4,649
   Interest on federal funds purchased        96          57      176         61
   Interest on Federal Home Loan Bank
     advances                              1,209         134    3,275        351
   Interest on note payable                  353         295    1,063        894
                                          --------   -------- --------  --------
        Total interest expense             5,554       2,834   15,681      8,301
                                          --------   -------- --------  --------
        Net interest income                4,331       3,994   13,346     11,305
Provision for loan losses                    319         462      740      2,094
                                          --------   -------- --------  --------
        Net interest income after
          provision for loan losses        4,012       3,532   12,606      9,211
                                          --------   -------- --------  --------
Noninterest income:
   Service charges                           498         318    1,322        935
   Data processing income                     22          52      131        153
   Other operating income                     70          70      378        294
   Investment security gains                   0           0       17          0
                                          --------   -------- --------  --------
        Total noninterest income             590         440    1,848      1,382
                                          --------   -------- --------  --------
Noninterest expense:
   Salaries and employee benefits expense  1,641       1,239    4,872      3,830
   Net occupancy expense                     398         363    1,267      1,062
   Professional fees                         131          63      445        488
   Other operating expense                   810         464    2,534      1,729
   Goodwill amortization                     281         134      844        422
                                          --------   -------- --------  --------
        Total noninterest expense          3,261       2,263    9,962      7,531
                                          --------   -------- --------  --------
        Income before income tax expense   1,341       1,709    4,492      3,062
Income tax expense                           414         622    1,481      1,137
                                          --------   -------- --------  --------
        Net income                       $   927    $  1,087  $ 3,011   $  1,925
                                          ========   ======== ========  ========

Earnings per common share - basic        $  0.24    $   0.30  $  0.74   $   0.53
Earnings per common share - diluted      $  0.24    $   0.29  $  0.74   $   0.51
Dividends per common share               $  0.15    $   0.15  $  0.45   $   0.45

See accompanying notes to consolidated financial statements.

                           MAHASKA INVESTMENT COMPANY
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)                         Three Months Ended        Nine Months Ended
(in thousands)                        September 30,              September 30,
                                   ---------------------   ---------------------
                                    2000          1999       2000         1999
                                   ---------  ----------   ----------  ---------

Net income......................... $  927    $  1,087      $  3,011   $  1,925
Other Comprehensive Income:
   Unrealized gains (losses) on
      securities available for
      sale:
        Unrealized holding gains
        (losses) arising during
        the period, net of tax......   442         (64)          266       (341)

      Less: reclassification
        adjustment for net (gains)
        losses included in net
        income, net of tax.........      0           0           (13)         0
                                   ---------  ----------   ----------  ---------
Other comprehensive income
  (loss), net of tax...............    442         (64)          253       (341)
                                  ----------  ----------   ----------  ---------
Comprehensive income.............. $ 1,369    $  1,023       $ 3,264  $   1,584
                                  ==========  ==========   ==========  =========

See accompanying notes to consolidated financial statements.

                           MAHASKA INVESTMENT COMPANY
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)                                                Nine Months Ended
(dollars in thousands)                                       September 30,
                                                      -------------------------
                                                           2000        1999
                                                      -----------   -----------
Cash flows from operating activities:
   Net income .......................................   $  3,011      $   1,925
                                                      -----------   -----------
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization ..................      1,304            912
     Provision for loan losses ......................        740          2,094
     Investment securities gains ....................        (17)             0
     (Gain) loss on sale of premises and
        equipment ...................................         (8)             4
     Amortization of investment securities
        premiums ....................................        190            144
     Accretion of investment securities and loan
        discounts ...................................       (167)          (369)
     Increase in other assets .......................     (2,266)          (729)
     Increase (decrease) in other liabilities .......      1,642             (3)
                                                      -----------  ------------
        Total adjustments ...........................      1,418          2,053
                                                      -----------  ------------
        Net cash provided by operating activities ...      4,429          3,978
                                                      -----------  ------------
Cash flows from investing activities:
   Investment securities available for sale:
     Proceeds from sales ............................      8,039              0
     Proceeds from maturities .......................      3,901          9,024
     Purchases ......................................    (13,028)        (7,177)
   Investment securities held to maturity:
     Proceeds from maturities .......................      5,412          3,606
     Purchases ......................................     (2,811)        (2,221)
   Net increase in loans ............................    (35,196)       (20,924)
   Purchases of loan pool participations ............    (16,616)       (31,670)
   Principal recovery on loan pool participations ...     26,603         20,252
   Purchases of premises and equipment ..............       (805)          (318)
   Proceeds from sale of premises and equipment .....         44              0
   Proceeds from acquisition ........................          0          3,403
                                                      -----------  ------------
        Net cash used in investing activities .......    (24,457)       (26,025)
                                                      -----------  ------------
Cash flows from financing activities:
   Net increase in deposits .........................     10,495          1,846
   Net (decrease) increase in federal funds
        purchased ...................................     (1,065)         8,665
   Federal Home Loan Bank advances ..................     36,000          3,500
   Repayment of Federal Home Loan Bank advances .....    (27,547)           (24)
   Advances on note payable .........................      1,900          3,300
   Principal payments on note payable ...............     (5,200)        (4,050)
   Dividends paid ...................................     (1,819)        (1,644)
   Purchases of treasury stock ......................     (3,433)             0
   Proceeds from exercise of stock options ..........         24            373
                                                      -----------  ------------
        Net cash provided by financing activities ...      9,355         11,966
                                                      -----------  ------------
        Net decrease in cash and cash equivalents ...    (10,673)       (10,081)
Cash and cash equivalents at beginning of period ....     22,919         22,121
                                                      -----------  ------------
Cash and cash equivalents at end of period ..........   $ 12,246    $    12,040
                                                      ===========  ============
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
     Interest .......................................   $ 15,348    $     8,359
                                                      ===========  ============
     Income taxes ...................................   $    719    $     1,378
                                                      ===========  ============

See accompanying notes to consolidated financial statements.

                           MAHASKA INVESTMENT COMPANY

                   Notes to Consolidated Financial Statements
                                  (Unaudited)

1.   Basis of Presentation

     The accompanying consolidated statements of income and the consolidated statements of comprehensive income for the three and nine months ended September 30, 1999 and the consolidated statements of cash flow for the nine months ended September 30, 1999 include the accounts and transactions of the Company and its four wholly-owned subsidiaries, Mahaska State Bank, Central Valley Bank, Pella State Bank and MIC Financial, Inc. The consolidated statements of condition as of September 30, 2000 and December 31, 1999, the consolidated statement of income and the consolidated statement of comprehensive income for the three and nine month periods ended September 30, 2000 and the consolidated statement of cash flow for the nine months ended September 30, 2000 includes the accounts of the Company and its aforementioned subsidiaries plus Midwest Federal Savings and Loan Association of Eastern Iowa ("Midwest Federal"). Midwest Federal was acquired as a result of the merger with Midwest Bancshares, Inc.("Midwest"), completed on September 30, 1999. All material intercompany balances and transactions have been eliminated in consolidation.

     The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2000, and the results of operations for the three months and the nine months ended September 30, 2000 and 1999, and cash flows for the nine months ended September 30, 2000 and 1999.

     The results for the three months and the nine months ended September 30, 2000 may not be indicative of results for the year ending December 31, 2000, or for any other period.

2.   Consolidated Statements of Cash Flows

     In the consolidated statements of cash flows, cash and cash equivalents include cash and due from banks, interest-bearing deposits with banks, and federal funds sold.

3.   Income Taxes

     Federal income tax expense for the three months and the nine months ended September 30, 2000 and 1999 was computed using the consolidated effective federal tax rate. The Company also recognized income tax expense pertaining to state franchise taxes payable individually by the subsidiary banks.

4.   Earnings Per Common Share

     Basic earnings per common share computations are based on the weighted average number of shares of common stock actually outstanding during the period. The weighted average number of shares for the three-month periods ended September 30, 2000 and 1999 was 3,936,514 and 3,679,991,
     respectively. The weighted average number of shares for the nine-month periods ended September 30, 2000 and 1999 was 4,088,756 and 3,656,397, respectively. Diluted earnings per share amounts are computed by dividing net income by the weighted average number of shares and all dilutive potential shares outstanding during the period. The computation of diluted earnings per share used a weighted average number of shares outstanding of 3,937,973 and 3,768,483 for the three months ended September 30, 2000 and 1999, respectively. For the nine months ended September 30, 2000 and 1999, the diluted earnings per share computation was based on weighted average number of shares outstanding of 4,094,497 and 3,751,594, respectively.

5.   Effect of New Financial Accounting Standards

     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 137, an amendment to SFAS 133, will be effective for the Company beginning January 1, 2001. Management believes the adoption of SFAS 133 and SFAS 137 will not have a material impact on the Company's consolidated financial statements. The Company expects to adopt SFAS 133 and 137 when required.

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

6.   Use of Estimates in the Preparation of Financial Statements

     The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. A significant estimate that is particularly sensitive to change is the allowance for loan losses.

7.   Sale of MIC Financial, Inc.

     On April 23, 1999, the Company announced that it had elected to seek a buyer for MIC Financial, Inc. (formerly known as On-Site Credit Services, Inc.), its wholly-owned commercial finance subsidiary. The Company has now sold a significant amount of the assets in several transactions. As of September 30, 2000, MIC Financial's loan and lease portfolio totaled $2,129,000, approximately 1 percent of the Company's total loans as of that date.

8.   Acquisition of Midwest Bancshares, Inc.

     The Company acquired Midwest Federal Savings and Loan Association of Eastern Iowa ("Midwest Federal"), a community-oriented thrift institution, with locations in Burlington, West Burlington, Fort Madison, and Wapello, Iowa on September 30, 1999.

     The excess of the purchase price over the identifiable fair value of the tangible and identifiable intangible assets acquired and the liabilities assumed of $6,234,000 was recorded as goodwill and is being amortized over 25 years on a straight-line basis. The acquisition has been accounted using the purchase method of accounting and, accordingly, the income and earnings results of Midwest Federal are not included with the results of the Company for the three months or the nine month period ended September 30, 1999.

PART I -- Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations.

                        QUARTER ENDED SEPTEMBER 30, 2000

On September 30, 1999, the Company acquired all of the outstanding common stock of Midwest Federal Savings and Loan Association of Eastern Iowa ("Midwest Federal") as a result of an exchange of Company stock with the shareholders of Midwest Bancshares, Inc. ("MWBI"), the thrift holding company for Midwest Federal. A total of 1,105,348 shares of Company common stock were issued to the former shareholders of MWBI in a transaction valued at $19,237,000, including transaction expenses. The acquisition of Midwest Federal was accounted for using the purchase method of accounting and, accordingly, the Company's results of operations for the three months ended September 30, 1999 do not include the results of Midwest Federal.

The Company recorded net income of $927,000 for the quarter ended September 30, 2000, compared with net income of $1,087,000 for the three months ended September 30, 1999, a net decrease of $160,000. Basic and diluted earnings per share for the third quarter of 2000 were $.24 versus basic earnings of $.30 per share for the third quarter of 1999 and diluted earnings per share of $.29. Cash earnings per share, which excludes goodwill amortization (net of income tax effect), was $.29 per share for the third quarter of 2000 compared with $.32 per share for the third quarter of 2000. Actual weighted average shares outstanding were 3,936,514 and 3,679,991 for the third quarter of 2000 and 1999, respectively. The issuance of 1,105,348 shares on September 30, 1999, to shareholders of MWBI as a result of the merger into the Company increased the average shares outstanding in the third quarter of 2000. The Company's return on average assets for the quarter ended September 30, 2000 was .74 percent compared with a return of 1.41 percent for the quarter ended September 30, 1999. The Company's return on average equity was 7.62 percent for the three months ended September 30, 2000 compared with 11.24 percent for the three months ended
September 30, 1999. The cash basis return on tangible equity (which deducts goodwill and other intangible assets from shareholders' equity) was 12.73 percent for the third quarter of 2000 compared with 14.00 percent for the third quarter of 1999.


RESULTS OF OPERATIONS

Net Interest Income

Net interest income is computed by subtracting total interest expense from total interest income. Fluctuations in net interest income can result from the changes in the volumes of assets and liabilities as well as changes in interest rates. The additional earning assets and interest-bearing liabilities of Midwest Federal included in the third quarter of 2000 significantly increased both interest income on investments and loans and interest expense on deposits and borrowed funds in comparison to the third quarter of 1999. The Company's net interest income for the quarter ended September 30, 2000 increased $337,000 (8 percent) to $4,331,000 from $3,994,000 for the three months ended September 30, 1999. This increase was mainly due to increased interest income earned on higher loan and investment volumes. Increased interest expense on deposits and borrowed funds somewhat offset the higher interest income. Total interest income increased $3,054,000 (45 percent) in the third quarter of 2000 compared with the same period in 1999. Exclusive of the additional $3,319,000 interest income generated by Midwest Federal in the third quarter of 2000, total interest income would have decreased by $265,000 in comparison to the 1999 third quarter primarily due to a decline in interest income and discount on loan pool participations, offset by an increase in interest income on loans. The Company's total interest expense for the third quarter of 2000 increased $2,716,000 (96 percent) compared with the same period in 1999. Total interest expense, excluding the $2,838,000 related to Midwest Federal, increased $209,000 in the third quarter of 2000 compared with 1999, primarily due to higher market interest rates. The Company's net interest margin (on a federal tax-equivalent basis) for the third quarter of 2000 decreased to 3.89 percent (4.28 percent excluding Midwest Federal) from 5.61 percent in the third quarter of 1999. Net interest margin is a measure of the net return on interest-earning assets and is computed by dividing annualized net interest income by the average of total interest-earning assets for the period. The Company's overall yield on earning assets was 8.66 percent (8.94 percent without Midwest Federal) for the third quarter of 2000 compared to 9.56 percent for the third quarter of 1999. The rate on interest-bearing liabilities increased in the third quarter of 2000 to 5.25 percent (the same without Midwest Federal) compared to 4.63 percent for the third quarter of 1999.

Interest income and fees on loans (excluding the $2,132,000 contributed by Midwest Federal) increased $412,000 (10 percent) in the third quarter of 2000 compared to the same period in 1999, mainly due to higher loan volumes. The average yield on loans exclusive of Midwest Federal declined to 8.81 percent for the third quarter of 2000, compared to 8.94 percent in the third quarter of 1999. The average yield on loans including Midwest Federal in the third quarter of 2000 was 8.48 percent. The yield on the Company's loan portfolio is effected by the amount of nonaccrual loans (which do not earn interest income), the mix of the portfolio (real estate loans generally have a lower overall yield than commercial and agricultural loans), the effects of competition and the interest rate environment on the amounts and volumes of new loan originations, and the mix of variable rate versus fixed rate loans in the Company's portfolio. Recent moves by the Federal Reserve to increase interest rates may benefit the Company in future periods as variable rate loans tied to prime have been adjusted upward. Competition for loans in the market areas served by the Company remains strong. Average loans outstanding were $311,139,000 for the third quarter of 2000 compared with $181,547,000 for the third quarter of 1999, an increase of $125,895,000 (73 percent).

Excluding the increase in average loan volume attributable to Midwest Federal, the Company's average loans outstanding were $21,796,000 (12 percent) greater in the third quarter of 2000 than in 1999.

Overall, the Company recognized $458,000 less interest and discount income on loan pool participations in the third quarter of 2000 compared with 1999, mainly due to lower collections and a reduction in the average balance of loan pools. Interest income and discount collected on the loan pool participations for the three months ended September 30, 2000 was $1,704,000 compared with $2,162,000 collected in the third quarter of 1999. The yield on loan pool participations was 11.72 percent for the third quarter of 2000 compared with 13.69 percent for the quarter ended September 30, 1999. The average loan pool participation investment balance was $4,814,000 (8 percent) lower in the third quarter of 2000 than in 1999 as a result of sales of assets earlier in the year and lower than anticipated purchases of new pools. Newly purchased loan pools typically do not produce income for a period of up to 120 days from date of purchase which significantly impacts the yield on the investment. These loan pool participations are pools of performing and distressed and nonperforming loans that the Company has purchased at a discount from the aggregate outstanding principal amount of the underlying loans. Income is derived from this investment in the form of interest collected and the repayment of the principal in excess of the purchase cost which is herein referred to as "discount recovery." The Company recognizes interest income and discount recovery on its loan pool participations on a cash basis. The loan pool participations have traditionally been a high-yield activity for the Company, but this yield has fluctuated from period to period based on the amount of cash collections, discount recovery, and net collection expenses of the servicer in any given period. The income and yield on loan pool participations may vary in future periods due to the volume and discount rate on loan pools purchased.

For the third quarter of 2000, interest income on investment securities increased $938,000 compared with the quarter ended September 30, 1999 primarily due to the additional securities held by Midwest Federal. Without Midwest Federal, interest income from investment securities was $45,000 higher in the 2000 quarter than in 1999, generally due to increased interest rates on newly acquired securities.

The $1,549,000 increase in interest expense on deposits in the third quarter of 2000 compared with 1999 was attributable to the additional deposits of Midwest Federal, generally higher market interest rates and to some increase in deposits. Excluding the $1,201,000 deposit interest expense for Midwest Federal, the Company's interest expense on deposits increased $348,000. Average interest-bearing deposits for the third quarter of 2000 increased $113,813,000 (53 percent) from the same period in 1999. Excluding Midwest Federal, average interest-bearing deposits were $7,015,000 greater in the third quarter of 2000 than in 1999. Interest expense on Federal Home Loan Bank advances was $1,074,000 higher in the third quarter of 2000 compared with the same period in the prior year reflecting Midwest Federal's utilization of this alternative funding method. Interest expense on notes payable was up $58,000 in the third quarter of 2000 compared with 1999 due to higher interest rates on the Company's commercial bank line of credit reflecting an increased prime rate.

Provision for Loan Losses

The Company recorded a provision for loan losses of $320,000 in the third quarter of 2000, of which $12,000 was recorded by Midwest Federal. MIC Financial did not have any provision for loan losses in the third quarter of 2000. One of the Company's subsidiary banks increased its provision for loan losses during the period due to continued deterioration in the financial position of a large agricultural line of credit. In the third quarter of 1999, the Company recorded a provision for loan losses of $462,000, of which $207,000 was recorded by MIC Financial. Management determines an appropriate provision based on its evaluation of the adequacy of the allowance for loan losses in relationship to a continuing review of problem loans, the current economic conditions, actual loss experience and industry trends. Management believes that the allowance for loan losses is adequate based on the inherent risk in the portfolio as of September 30, 2000, however, continued growth in the loan portfolio and the uncertainty of the agricultural economy require that management continue to evaluate the adequacy of the allowance for loan losses and make additional provisions in future periods as deemed necessary.

Noninterest Income

Noninterest income results from the charges and fees collected by the Company from its customers for various services performed, data processing income received from nonaffiliated banks, miscellaneous other income and gains (or losses) from the sale of investment securities held in the available for sale category. Total noninterest income was $179,000 (41 percent) greater in the third quarter of 2000 compared with 1999. Excluding the contribution of Midwest Federal of $137,000, most of the increase was due to higher service charges collected on nonsufficient funds checks written by bank customers.

Noninterest Expense

Total noninterest expense for the quarter ended September 30, 2000 increased $1,026,000 (45 percent) compared to noninterest expense for the third quarter of 1999. Excluding the $980,000 expense for the operation of Midwest Federal, the Company's noninterest expense increased $46,000 (2 percent). Noninterest expense includes all the costs incurred to operate the Company except for interest expense, the loan loss provision and income taxes. Salaries and benefits expense for the third quarter of 2000 increased $402,000 (32 percent) over 1999 as a result of $431,000 in additional expense for Midwest Federal, which was partially offset by the reduction in staff at MIC Financial. Net occupancy and equipment expenses increased $48,000 (13 percent) in the third quarter of 2000 compared to 1999. Excluding the $105,000 increase due to Midwest Federal, third quarter 2000 net occupancy expense was down $57,000 in comparison with 1999 mainly reflecting lower depreciation expense. Professional fees in the third quarter of 2000 increased by $73,000 (116 percent) compared to 1999 as a result of increased legal and loan collection costs. Other operating expense increased by $319,000 (64 percent) in the third quarter of 2000 compared with the three months ended September 30, 1999. Excluding Midwest Federal, other operating expense increased $38,000 in the 2000 period. Goodwill amortization increased $184,000 in 2000 due to the amortization of the core deposit intangible and the goodwill attributable to the acquisition of Midwest Federal.

Income Tax Expense

The Company incurred income tax expense of $414,000 for the three months ended September 30, 2000. For the three months ended September 30, 1999, the Company recorded income tax expense of $622,000 attributable to the higher before-tax income. The effective income tax rate as a percent of income before taxes for the three months ended September 30, 2000 was 31.0 percent compared with 36.4 percent in the third quarter of 1999. The Company's effective income tax rate may vary due to the volume of tax-exempt securities held in the investment portfolio.


                      NINE MONTHS ENDED SEPTEMBER 30, 2000

The Company earned $3,011,000 during the first nine months of 2000 compared with net income of $1,925,000 in the same period of 1999. The acquisition of Midwest Federal was completed on September 30, 1999 through the issuance of 1,105,348 shares of Company stock. In accordance with purchase accounting requirements, the income and expense of Midwest is not included with the Company for the nine months ended September 30, 1999. Basic and diluted earnings per share were $.74 for the nine months ended September 30, 2000 compared with basic earnings per share of $.53 and diluted earnings per share of $.51 for the first nine months of 1999. Cash earnings per share for the nine months of 2000 was $.91 compared with $.60 for the nine months ended September 30, 1999. Actual weighted- average shares outstanding in the nine months of 2000 were 4,088,756 compared with 3,656,397 in the 1999 period. Weighted- average diluted shares outstanding were 4,094,497 and 3,751,594 for the nine months of 2000 and 1999, respectively. The return on average assets for the nine months of 2000 was .82 percent compared with .85 percent in 1999. Return on average shareholders' equity was 8.20 percent in 2000 compared with 6.68 percent for the nine months of 1999. The Company's cash return on tangible equity for the nine months ended September 30, 2000 was 13.54 percent compared with 8.85 percent for the nine months of 1999.


RESULTS OF OPERATION

Net Interest Income

Net interest income increased $2,042,000 in the nine months ended September 30, 2000 compared with the same period in 1999 reflecting the additional net interest income generated by Midwest Federal in 2000. Excluding the $3,655,000 net interest income of Midwest Federal, the Company's net interest income for the nine months of 2000 was down $1,613,000 primarily due to higher interest expense on interest-bearing liabilities and a lower overall yield on earning assets. The Company's net interest margin for the nine months of 2000 was 4.00 percent (4.61 percent excluding Midwest Federal) compared with 5.42 percent in 1999. The yield on earning assets for the nine months of 2000 was 8.59 percent (9.06 percent excluding Midwest Federal) compared with 9.37 percent in 1999. The overall rate on interest-bearing liabilities rose to 5.06 percent for the nine months of 2000 from 4.63 percent in 1999.

Interest and fees on loans increased $6,814,000 (57 percent) in the nine months of 2000 compared with the same period in 1999. The additional interest income on loans attributable to Midwest Federal was $6,085,000, with the Company's previously existing subsidiaries having a net increase in interest income on loans totaling $729,000 (6 percent). The net increase was due to the higher average volume of loans outstanding since the average rate of 8.35 percent earned on loans for the nine months of 2000 was lower than the 9.55 percent rate in 1999. The average rate on loans excluding Midwest Federal was 8.69 percent in the nine months of 2000.

The amount of interest income and discount collected on loan pool participations decreased 2 percent in the nine months of 2000 to $5,612,000 from the nine months of 1999 total of $5,710,000. This decrease was largely due to reduced collections on loan pool participations in 2000 compared with 1999. The yield on loan pool participations decreased to 12.49 percent for the nine months of 2000 compared with 13.57 percent in 1999.

Interest income on investments increased $2,711,000 (150 percent) in the nine months of 2000 compared to 1999 as a result of the acquired securities portfolio of Midwest Federal. The average balance of investment securities more than doubled to $92,211,0000 in 2000 compared with $42,867,000 in 1999. The average yield on the portfolio increased from 5.99 percent for 1999 to 6.98 percent in 2000. Without the addition of the Midwest Federal securities, the average balance of investments would have declined in 2000 as the proceeds from maturing securities were used to fund loan demand.

Total interest expense on liabilities increased $7,375,000 in the nine months of 2000 over 1999 due to the liabilities assumed with the acquisition of Midwest Federal, increases in average deposits at existing banks, and the need to pay higher market interest rates to retain and attract deposits. The rates paid on borrowed funds such as fed funds purchased, FHLB advances, and borrowings on the Company's bank line of credit all increased in 2000 as a result of higher market rates, thereby increasing the interest expense of the Company compared to 1999. Excluding the interest expense on the interest-bearing liabilities of Midwest Federal, the Company's total interest expense increased $1,167,000 (14 percent) in the nine months ended September 30, 2000 compared with 1999.

Provision for Loan Losses

The year-to-date 2000 provision for loan losses of $740,000 was $1,354,000 less than the $2,094,000 for the first nine months of 1999. The loss provision of MIC Financial was $1,534,000 in the first nine months of 1999. Of the year-to-date provision for losses in 2000, only $27,000 was attributable to MIC Financial.

Noninterest Income

Total noninterest income for the nine months of 2000 increased $494,000 over that recorded in 1999. Of that increase, $392,000 was due to noninterest income for Midwest Federal. The remaining $102,000 increase was largely due to increased service charges and gains on the sale of investment securities classified as "available for sale" that were sold to meet liquidity needs.

Noninterest Expense

The Company's noninterest expense increased $2,461,000 during the first nine months of 2000 over 1999. The noninterest expense incurred by Midwest Federal in 2000 totaled $2,744,000. Excluding Midwest Federal, the Company's noninterest expense decreased $283,000 in 2000 compared to 1999 with reductions noted in professional fees (15 percent), occupancy expense (13 percent), and salaries and benefits expense (3 percent). Much of this reduction was due to the down-sizing of the MIC Financial operation.

Income Tax Expense

The Company's income tax expense of $1,481,000 for the nine months of 2000 was $344,000 greater than the $1,137,000 tax expense for 1999. Taxable income was greater in 2000 compared with the year- to-date 1999.


FINANCIAL CONDITION

Total assets as of September 30, 2000 were $500,677,000, an increase of $14,488,000 (3 percent) from December 31, 1999. As of September 30, 2000, the Company had $1,260,000 in federal funds sold and $1,900,000 federal funds borrowed compared with $7,865,000 sold and $2,965,000 borrowed as of December 31, 1999. The Company's liquidity needs are usually highest during the second and third quarters of each year due to seasonal loan demand and minimal deposit growth in the first nine months of the year. Federal funds are borrowed on a short-term basis to meet this liquidity need.

Investment Securities

Investment securities available for sale increased $1,576,000 from December 31, 1999 to the September 30, 2000 total of $62,106,000 as securities were purchased for the portfolio. Investment securities classified as held to maturity declined to $26,902,000 as of September 30, 2000, compared with $29,445,000 on
December 31, 1999, with the net decrease of $2,543,000 due to the maturity of securities.

Loans

Overall loan volumes continued to increase, with total loans outstanding of $315,933,000 on September 30, 2000, reflecting growth of $33,642,000 (12 percent) from December 31, 1999. As of September 30, 2000, the Company's loan to deposit ratio (excluding loan pool investments) was 88.0 percent. This compares with a year-end 1999 loan to deposit ratio of 80.7 percent. As of September 30, 2000, MIC Financial had total loans outstanding of $2,129,000, mostly in the commercial loan category. This compares with a December 31, 1999 loan total for MIC Financial of $5,081,000.

The Company has recently added an experienced commercial loan officer to the staff of Midwest Federal in Burlington. This addition will allow the Company to originate commercial and agricultural loans in the markets served by Midwest Federal and will in time provide diversification and expansion in its loan portfolio.

Loan Pool Participations

As of September 30, 2000, the Company had loan pool participations of $57,769,000, a decrease of $9,987,000 (15 percent) from the December 31, 1999 balance. The reduction in the loan pool participations is due to collections made in the normal course of business and the sale of most of the loans still held by the Central States Resources Corporation, Midstates Resources Corporation and All States Resources Corporation servicing entities. The sale of the majority of the assets of these servicing corporations was completed in May with minimal profits recognized at that time. The collection of proceeds from the remaining assets is expected to continue through the fourth quarter with the recognition of any additional income deferred until the receipt of all remaining settlements. Management of the Company and the servicer determined that it was in the best interest of all parties to sell these remaining assets in order to maximize the potential return on investment and to reduce credit risk. The assets in these servicing corporations were purchased from various sources between 1988 and 1997. These remaining assets were becoming increasingly costly to service and the cash flow from them was projected to decline. The assets were felt to be subject to greater than average credit risk in the event of deterioration in the national economy.

The Company's involvement in the loan pool participations continues through States Resources Corporation which was created by the servicer in 1998. All pool purchases since then have been through this entity. The loan pool investment balance shown as an asset on the Company's Statement of Condition represents the discounted purchase cost of the loan pool participations. During the third quarter of 2000 the Company was successful in purchasing two loan pool packages totaling $1,295,000. For the nine months of 2000, the Company has purchased loan pools totaling $16,616,000. This compares with purchases of $36,651,000 in the first nine months of 1999. The average loan pool participation balance of $60,036,000 for the nine months of 2000 was $3,773,000 (7 percent) higher than the average balance of $56,263,000 for the first nine months of 1999. Throughout the year 2000 the Company has remained active in evaluating and bidding on loan pool packages. There has been substantial competition for these assets resulting in the number of pools acquired and the amount purchased in 2000 being less than desired by the Company. Subsequent to the end of the third quarter, the Company has been successful in acquiring additional loan pools totaling approximately $9,302,000.

Deposits

Total deposits as of September 30, 2000 were $359,095,000 compared with $348,672,000 as of December 31,1999. The Company typically experiences some growth in total deposits from December to September. Competition for deposits has been intense in many of the markets served by the Company with management electing not to pay the highest rates in order to attract depositor funds.

Borrowed Funds

The Company had $1,900,000 in Federal Funds purchased on September 30, 2000. There was $2,965,000 in Federal Funds purchased on December 31, 1999. During the nine months of 2000, the Company had an average balance of Federal Funds purchased of $3,957,000 compared with an average of $1,493,000 during the first nine months of 1999. Advances from the Federal Home Loan Bank totaled $72,018,000 as of September 30, 2000 compared with $63,421,000 as of December 31, 1999. The increases in Federal Funds purchased and Federal Home Loan Bank advances provided the funds to meet loan demand by customers.

Notes Payable

The notes payable balance was reduced to $14,700,000 on September 30, 2000 from a balance of $18,000,000 on December 31, 1999. The Company's term loan balance on September 30, 2000 was $8,600,000 with a payment of $500,000 due December 31, 2000. The Company maintains a revolving line of credit of up to $9,000,000 (of which $6,100,000 was utilized as of September 30, 2000) that matures June 30, 2001. The interest rate for both the term loan and the revolving line remain at prime rate less .375% (currently 9.125 percent).

Nonperforming Assets

The Company's nonperforming assets totaled $4,074,000 (1.06 percent of total loans) as of September 30, 2000, compared to $4,965,000 (1.76 percent of total loans) as of December 31, 1999. All nonperforming asset totals and related ratios exclude the loan pool investments. The following table presents the categories of nonperforming assets for the bank subsidiaries and for MIC Financial, Inc. as of September 30, 2000 compared with December 31, 1999:

                              Nonperforming Assets
                             (dollars in thousands)
                               September 30, 2000

                                                    MIC
                                Banks            Financial            Total
                                -----            ---------            -----

Nonaccrual                      $1,810             $1,007            $2,817
Loans 90 days past due             494                 38               532
Other real estate owned            725                  0               725
                                ------             ------            ------
                                $3,029             $1,045            $4,074

                                December 31, 1999

                                                    MIC
                                Banks            Financial            Total
                                -----            ---------            -----
Nonaccrual                      $1,969             $  905            $2,874
Loans 90 days past due           1,025                401             1,426
Restructured loans                   0                515               515
Other real estate owned            150                  0               150
                                ------             ------            ------
                                $3,144             $1,821            $4,965

From December 31, 1999 to September 30, 2000, nonaccrual loans decreased $57,000. Loans ninety days past due decreased $894,000 with most of the reduction attributable to charge-off. Restructured loans decreased $515,000 as the performance on one MIC Financial credit deteriorated and it was reclassified as nonaccrual. Other real estate owned increased by $575,000 as the Company foreclosed on a residential real estate loan, a hotel in which one of the bank subsidiaries participated was foreclosed, and a strip mall participation was also foreclosed. The Company's allowance for loan losses as of September 30, 2000 was $3,325,000, which was 1.05 percent of total loans as of that date. This compares with an allowance for loan losses of $4,006,000 as of December 31, 1999, which was 1.42 percent of total loans. As of September 30, 2000, the allowance for loan losses was 99.28 percent of nonperforming loans compared with
83.20 percent as of December 31, 1999. Based on the inherent risk in the loan portfolio, management believes that as of September 30, 2000, the allowance for loan losses is adequate. For the three months ended September 30, 2000, the Company recognized net charge-offs of $610,000 compared with net charge-offs of $359,000 during the quarter ended September 30, 1999. Net charge-offs recorded by MIC Financial totaled $202,000 while the bank subsidiaries charged off $408,000 during the quarter ended September 30, 2000. For the nine months ended September 30, 2000, the Company recognized net charge- offs of $1,421,000 compared with $1,438,000 for the nine months of 1999. For the year-to-date 2000, MIC Financial has charged off a of $620,000 versus a net charge-off of $1,024,000 in the comparable 1999 period.

Capital Resources

As of September 30, 2000, total shareholders' equity as a percentage of total assets was 9.64 percent compared with 10.33 percent as of December 31, 1999. Tangible shareholders' equity (adjusted for goodwill and intangible assets) was
7.42 percent of tangible assets as of September 30, 2000 compared with 7.90 percent as of December 31, 2000. Through September 30, 2000, the Company has repurchased a total of 403,100 shares of its common stock on the open market at an average price of $8.52. No additional shares were repurchased during the third quarter of 2000. Under risk- based capital rules, the Company's tier 1 capital ratio was 10.68 percent of risk-weighted assets as of September 30, 2000, and was 11.42 percent of risk-weighted assets as of December 31, 1999, compared to a 4.00 percent requirement. Risk-based capital guidelines require the classification of assets and some off- balance-sheet items in terms of credit-risk exposure and the measuring of capital as a percentage of the risk-adjusted asset totals. Tier 1 capital is the Company's total common shareholders' equity reduced by goodwill. Management believes that, as of September 30, 2000, the Company and its subsidiary banks meet all capital adequacy requirements to which they are subject. As of that date, all the bank subsidiaries were "well capitalized" under regulatory prompt corrective action provisions.

Liquidity

Liquidity management involves meeting the cash flow requirements of depositors and borrowers. The Company conducts liquidity management on both a daily and long-term basis; and it adjusts its investments in liquid assets based on expected loan demand, projected loan maturities and payments, estimated cash flows from the loan pool participations, expected deposit flows, yields available on interest-bearing deposits, and the objectives of its asset/liability management program. The Company had liquid assets (cash and cash equivalents) of $12,246,000 as of September 30, 2000, compared with $22,919,000 as of December 31, 1999. Much of the decrease during the period was utilized to fund loan growth and to purchase investment securities. Investment securities classified as available for sale could be sold to meet liquidity needs, if necessary. Additionally, the bank subsidiaries maintain lines of credit with correspondent banks and the Federal Home Loan Bank that would allow them to borrow federal funds on a short-term basis if necessary. The Company also maintains a line of credit with a major commercial bank that provides liquidity for the purchase of loan pool participation investments and other corporate needs. Management believes that the Company has sufficient liquidity as of September 30, 2000 to meet the needs of borrowers and depositors.

Market Risk Management

Market risk is the risk of earnings volatility that results from adverse changes in interest rates and market prices. The Company's market risk is primarily comprised of interest rate risk arising from its core banking activities of lending and deposit taking. Interest rate risk is the risk that changes in market interest rates may adversely affect the Company's net interest income. Management continually develops and applies strategies to mitigate this risk. Management does not believe that the Company's primary market risk exposures and how those exposures were managed in the first nine months of 2000 changed when compared to 1999.

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

Year 2000 Compliance

A  critical  issue that  emerged in the  banking  industry  and for the  economy overall was how existing computer application software programs, operating systems and hardware would accommodate the date value for the year 2000. The Company established Year 2000 Committees and Plans at its subsidiary banks to minimize the risk of potential disruption related to computers and other equipment with date-sensitive software. Based on the Company's assessment of operations through October 2000, no significant year 2000 issues have been experienced. The Company has surveyed its larger clients, vendors and significant third parties and believes they have experienced no significant year 2000 issues, which could adversely affect the Company. The Company will continue to monitor year 2000 compliance issues.

Commitments and Contingencies

In the ordinary course of business, the Company is engaged in various litigation. Management believes that none of this litigation is material to the Company's results of operations.

ESOP Merger

The Company has maintained an Employee Stock Ownership Plan ("ESOP") for its employees since 1984. Midwest Federal employees were also covered by an ESOP. As part of the merger agreement with Midwest Bancshares, Inc., it was agreed that the Midwest ESOP would be merged into the Company's ESOP as soon as practicable. The merger of the two ESOP's was completed as of July 31, 2000.

The ESOP has borrowed funds from the Company to purchase additional shares of Company stock. The Company's board of directors approved a loan of up to $700,000 to the ESOP to purchase Company stock. This loan is at the same rate of interest as the Company's bank line of credit (prime less .375%). As of September 30, 2000, the ESOP had borrowed $700,000 from the Company to purchase shares.

Midwest Federal Data Processing Conversion

On September 22, 2000, the data processing for Midwest Federal was converted from an outside service bureau to the in-house system utilized by the Company's other subsidiary banks. It is anticipated that this conversion will provide Midwest Federal the ability to offer products and services comparable to those provided by the Company's other subsidiaries and will result in an expense savings to the Company as a whole in future periods.


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

--------------

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

    (h) Incorporated by reference to the Form 10-Q for the quarter ended June 30, 2000 filed by Mahaska Investment Company.

(b) Reports on Form 8-K -- The Company did not file any report on Form 8-K during the three months ended September 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        MAHASKA INVESTMENT COMPANY
                                        (Registrant)



November 10, 2000                       /s/ Charles S. Howard
-----------------------                 --------------------------------------
Dated                                   Charles S. Howard, President


November 10, 2000                       /s/ David A. Meinert
-----------------------                 --------------------------------------
Dated                                   David A. Meinert
                                        Executive Vice President and
                                        Chief Financial Officer
                                        (Principal Accounting Officer)

                                   Exhibit 11

                           MAHASKA INVESTMENT COMPANY
                                AND SUBSIDIARIES
                STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS


                                       Three Months Ended     Nine Months Ended
                                          September 30,          September 30,
                                      -------------------   -------------------
                                        2000       1999       2000       1999
                                      ---------  --------   --------   --------
Earnings per Share Information:
-------------------------------

Weighted average number of shares
  outstanding during the year         3,936,514   3,679,991  4,088,786 3,656,397

Weighted average number of shares
  outstanding during the year
  including all dilutive potential
  shares                              3,937,973  3,768,483   4,094,497 3,751,594

Net earnings                         $  926,134  1,087,288   3,010,554 1,925,360

Earnings per share - basic           $     0.24  $     0.30  $    0.74 $    0.53

Earnings per share - duluted         $     0.24  $     0.29  $    0.74 $    0.51