Form 10-K
period 2000-12-31
MAHASKA INVESTMENT CO
filed 2001-03-30
CIK 741390

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C.  20549

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                         Commission file number 0-24630
    December 31, 2000

                          MAHASKA INVESTMENT COMPANY

   Incorporated in Iowa            I.R.S. Employer Identification No. 42-1003699

                 222 First Avenue East, Oskaloosa, Iowa 52577

       Registrant's telephone number, including area code:  641-673-8448

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class          Name of each exchange on which registered
     -------------------          -----------------------------------------

            None                                   None

          Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $5 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X. No .
                                      ---   ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 8, 2001, was $39,039,881.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most recent practicable date, March 8, 2001.

                  3,971,168 shares Common Stock, $5 par value


                      DOCUMENTS INCORPORATED BY REFERENCE

The Annual Report to Shareholders for the 2000 fiscal year is incorporated by reference into Part II hereof to the extent indicated in such Part.

The definitive proxy statement of Mahaska Investment Company for the 2001 annual meeting of shareholders is incorporated by reference into Part II and Part III hereof to the extent indicated in such Parts.

                               Table of Contents
                                    PART I

Item 1. Business................................................................
        --------
          A.  General Description..............................................3
          B.  Subsidiaries.....................................................3
          C.  Loan Pool Participations.........................................4
          D.  Competition......................................................8
          E.  Supervision and Regulation.......................................8
          F.  Employees........................................................11
          G.  Statistical Disclosure...........................................11

        Item 2.  Properties....................................................21
                 -----------
        Item 3.  Legal Proceedings.............................................22
                 -----------------
        Item 4.  Submission of Matters to a Vote of Security Holders...........22
                 ---------------------------------------------------

                                    PART II
        Item 5.  Market for the Registrant's Common Equity and Related
                 -----------------------------------------------------
                 Stockholder Matters...........................................22
                 -------------------
        Item 6.  Selected Financial Data.......................................22
                 -----------------------
        Item 7.  Management's Discussion and Analysis of Financial Condition
                 -----------------------------------------------------------
                 and Results of Operations.....................................22
                 -------------------------
        Item 7a. Market Risk Disclosure........................................22
                 ----------------------
        Item 8.  Financial Statements and Supplementary Data...................22
                 -------------------------------------------
        Item 9.  Changes in and Disagreements with Accountants on Accounting
                 -----------------------------------------------------------
                 and Financial Disclosure.....................................23
                 ------------------------

                                   PART III
        Item 10. Directors and Executive Officers of the Registrant............23
                 --------------------------------------------------
        Item 11. Executive Compensation........................................23
                 ----------------------
        Item 12. Security Ownership of Certain Beneficial Owners and
                 ---------------------------------------------------
                 Management....................................................23
                 ----------
        Item 13. Certain Relationships and Related Transactions................23
                 ----------------------------------------------

                                    PART IV
        Item 14. Exhibits, Financial Statement Schedules and Reports on
                 ------------------------------------------------------
                 Form 8-K......................................................23
                 --------

                                    PART I

Item 1.   Business
          --------

A.   General Description

       Mahaska Investment Company (the "Company") is a financial services holding company headquartered in Oskaloosa, Mahaska County, Iowa. The Company was incorporated in Iowa in 1973 and is a bank holding company registered under the Bank Holding Company Act of 1956 and a savings and loan holding company under the Savings and Loan Holding Company Act. The Company owns 100% of the stock of four bank subsidiaries (collectively referred to as the "Banks"). These four banks are Mahaska State Bank ("MSB"), Central Valley Bank ("CVB"), Pella State Bank ("PSB") and Midwest Federal Savings and Loan Association of Eastern Iowa ("MFS"). The Company also owns 100% of the stock of a commercial finance company MIC Financial, Inc. ("MIC Financial").

       The Bank subsidiaries engage in retail and commercial banking and related financial services, providing the usual products and services such as deposits, commercial, real estate, and consumer loans, and trust services. MSB also provides data processing services to affiliated and non-affiliated banks. MIC Financial has provided factoring, equipment leasing and accounts receivable financing to small business clients. The Company is no longer offering these services and is in the process of collecting the remaining assets of MIC Financial.

       Since 1988, the Company, either directly or through the Banks, has invested in loan pool participations that have been purchased by certain non-affiliated independent service corporations (collectively, the "Servicer") from the Federal Deposit Insurance Corporation ("FDIC") or from other sources. These loan pool investments generally consist of performing, nonperforming, or distressed loans, that have been sold at prices reflecting varying discounts from the aggregate outstanding principal amount of the underlying loans depending on the credit quality of the portfolio. The Servicer collects these loans from the borrowers.

       The Company provides services to the Banks including management assistance, auditing services, human resources administration, marketing assistance and coordination, assistance with respect to accounting and operating systems and procedures, and loan review. Charges for these services are based on the nature and extent of these services.

B.   Subsidiaries

       Mahaska State Bank - MSB is a full-service, commercial bank that was chartered as an Iowa state bank in 1931. The Bank operates in south central Iowa and serves all of Mahaska county from its main bank and two branch offices in Oskaloosa and serves portions of Keokuk and Iowa counties from its branch office in North English. The Bank also maintains one drive-up automated teller machine located in Oskaloosa. The Bank provides a wide array of retail and commercial banking services, including demand, savings and time deposits, loans, trust services, and data processing services to the bank subsidiaries and to three non-affiliated banks. The Bank also provides full-service brokerage services to its customers through an affiliation with an independent broker.

       Central Valley Bank - CVB is a full-service, federally-chartered savings bank which was formed as a de novo institution by the Company in June 1994. CVB also operates in south central Iowa from its main office in Ottumwa, which serves Wapello County, and from its two branches located in Fairfield and one branch in Sigourney, which serve Jefferson and Keokuk counties, respectively. CVB provides retail deposit services including demand, savings, and time deposit products and offers commercial, agricultural, real estate, and consumer loans. The Bank wholly-owns a service corporation, Valley Financial Services, Inc., that provides crop insurance products and investment brokerage services to its customers.

       Pella State Bank - PSB is a full-service, Iowa state chartered commercial bank which the Company formed as a de novo institution in December 1997. PSB mainly serves the community of Pella, Iowa and the surrounding area located in Marion County. The bank relocated its main office to a leased facility in downtown Pella early in 2001 and maintains a branch office on the south side of the community that the Company purchased and renovated in 1997. The Bank provides full retail and commercial banking services to its customers. The Bank also provides full-service brokerage services to its customers through an affiliation with an independent broker.

       Midwest Federal Savings and Loan Association of Eastern Iowa - MFS is a full-service federally-chartered savings bank which was acquired by the Company on September 30, 1999. MFS is headquartered in Burlington, Iowa and serves the Des Moines county market through its main office and a branch in Burlington and a Wal-Mart Super Center branch in West Burlington. MFS also serves the Lee County market through a branch in Fort Madison, Iowa and the Wapello County area through a branch in Wapello, Iowa. MFS is a community-oriented financial institution that offers a variety of financial services to meet the needs of the communities it serves. MFS is primarily engaged in attracting retail deposits from the general public and investing those funds primarily in first mortgages on single family residences and mortgage-backed securities. MFS also originates and purchases residential construction, small-business commercial, consumer and other loans in its market area. Tax-deferred annuities and other financial products are sold by MFS through its wholly-owned subsidiary Midwest Financial Products, Inc.

       MIC Financial, Inc. - MIC Financial is an Iowa corporation that was formed by the Company in 1974 under the name of MIC Leasing Co. The company operated under the name of On-Site Commercial Services until June 1997 when the name was officially changed to On-Site Credit Services, Inc. Effective March 21, 2000, the name was changed to MIC Financial, Inc. In April 1999, the Company's Board of Directors determined that it would discontinue the activities of MIC Financial and subsequently sold, collected, or charged-off a substantial portion of the entities' assets. Management continues to evaluate the options and/or alternatives related to the remaining assets of the company. MIC Financial originated and serviced machinery and equipment leases to small businesses and farmers and also provided accounts receivable financing and factoring services to small businesses mainly in the state of Iowa.

C.   Loan Pool Participations

       The Company, directly and through the Banks, has participation interests in pools of loans currently held and serviced by a separate independent servicing corporation (referred to as the "Servicer") known as States Resources Corporation. During 2000, the three other loan servicing corporations that the Company previously held loan pool participations from were phased out of existence. The Company does not have any ownership interest in or control over States Resources Corporation or any of the former servicing corporations. States Resources Corporation was founded in 1998 and is owned by Randal Vardaman and other individuals. Mr. Vardaman has been engaged in credit analysis and loan portfolio management in various positions since 1970. Prior to the formation of the first servicing corporation in 1988, he participated in the liquidation of certain banking institutions in Iowa, and served as assistant liquidator at the FDIC's Division of Liquidation.

       The Company has invested in loan pools purchased by the Servicer at varying discounts from the aggregate outstanding principal amount of the underlying loans. The loan pools were sold by the FDIC acting as receiver of failed banks and savings and loan institutions, and by other large nonaffiliated banking organizations. The loans comprising the pools were originated throughout the United States. As part of the agreement to purchase participation interests in the loan pools, the Company and its subsidiaries have contracted with the Servicer to service the underlying loans within the respective loan pools which are owned of record by the Servicer. The Servicer also evaluates various loan pools prior to purchase and makes recommendations to the Company concerning the creditworthiness of proposed loan pool purchases and proposes appropriate bids to the Company and any other potential loan pool participants.

     The Servicer and its predecessor organizations has bid on loan pools from various regional offices of the FDIC and from other sources since 1988. The Company and the Banks have purchased participation interests in such pools of loans. The purchase prices paid by the Company for loan pool participations have ranged from 5.5% to 97.7% of the aggregate outstanding principal amount of the loans comprising such pools at the time of purchase. The Servicer acquires the loan pools without recourse against the sellers and, accordingly, the risk of noncollectibility is, for the most part, assumed by the Company and any other investors in a particular pool.

     Each pool has a different composition and different characteristics. The composition of a loan pool is generally determined by the seller based on its desire to maximize the price it receives for all loans among the various pools. Some pools may consist of a large number of small consumer loans that are unsecured or are secured by other assets such as automobiles or mobile homes, while other pools may consist of loans primarily secured by real estate, and yet other pools may consist of small to medium balance commercial loans. Some may contain a mixture of such loans and other types of loans. Most of the pools the Company is currently investing in are comprised primarily of performing loans while others may contain a number of past-due nonperforming loans. The price bid and paid for such a loan pool is determined based on the composition of the particular pool, the amounts the Servicer believes can be collected on such a pool, and the risks associated with the collection of such amounts.

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

     Since 1988, the Servicer, on behalf of the Company and other investors, has bid on a large number of loan pools and has been successful in purchasing 88 loan pools. The Company and other investors in the loan pools fund the purchase by the Servicer and each investor receives a percentage interest in the loan pool based on its proportional investment relative to the total purchase price of the pool. Each investor receives a loan pool participation certificate reflecting this interest.

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

     The investment in loan pools is accounted for on a nonaccrual (or cash) basis in one of three methods, depending on the circumstances. First, if a borrower makes regular payments on a loan, the payment received is first applied to interest income in the amount of interest due at the contract rate. Further payments are applied to principal in a ratio reflecting the proportion of cost basis to loan principal amount. Payments in excess of interest and this ratio are recorded as discount income. Discount income earned over the life of a loan represents loan principal collected in excess of the price originally paid to acquire the loan from the FDIC or any other sellers, which price constitutes the cost "basis" of the loan.

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

     Beginning in 1998, all purchases of loan pools were made by the servicing organization called States Resources Corporation. This corporation was created to enable the Company and the Servicer to invest in higher-quality performing assets and still provide both parties with an acceptable return. Under the terms of the States Resources agreement, the Servicer receives a servicing fee based on one percent of the gross monthly collections of principal and interest, net of collection costs. Additionally, the Servicer receives a tiered percentage share of the recovery profit in excess of the investors' required return on investment on each individual loan pool. In the event that the return on a particular pool does not exceed the required return on investment, the Servicer does not receive a percentage share.

     The Company's overall cost basis in its loan pool participations represents a discount from the aggregate outstanding principal amount of the loans underlying the pools. For example, as of December 31, 2000 and 1999, such cost basis was $74,755,000 and $67,756,000, respectively, while the contractual outstanding principal amounts of the underlying loans as of such dates were approximately $87,648,000 and $95,707,000, respectively. Because this discounted cost basis inherently reflects the assessed collectibility of the underlying loans and thus creates a built-in reserve against the risk of nonpayment in the loan pools, the Company has not established an allowance for loan losses relating to the loan pool participations. The Company does not include any amounts related to the loan pool participations in its totals of nonperforming loans. As part of the on-going collection process, the servicer may, from time-to-time, foreclose on real estate mortgages and acquire title to property in satisfaction of such debts. This real estate may be held by the servicer as "real estate owned" for a period of time until it can be sold. Since the Company's investment in loan pools are classified as participations in pools of loans, the Company does not include the real estate owned that is held by the servicer with the amount of any other real estate it may hold directly as a result of its own foreclosure activities.

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

D.  Competition

     The Company competes in the commercial banking and thrift industries through its subsidiary banks. These industries are highly competitive, and all the bank subsidiaries face strong direct competition for deposits, loans, and other financial-related services. The Banks in Des Moines, Iowa, Jefferson, Keokuk, Lee, Mahaska, Marion, and Wapello counties in south central and south east Iowa compete with other commercial banks, other thrifts, credit unions, stockbrokers, finance divisions of auto and farm equipment companies, agricultural suppliers, and other agricultural-related lenders. Some of these competitors are local, while others are statewide or nationwide. The Banks compete for deposits principally by offering depositors a wide variety of deposit programs, convenient office locations, hours and other services, and for loan originations primarily through interest rates and loan fees they charge, the efficiency and quality of services they provide to borrowers and the variety of their loan products. Some of the financial institutions and financial service organizations with which the Banks compete are not subject to the same degree of regulation as that imposed on bank and thrift holding companies, federally insured Iowa-chartered banks, and federal savings banks. As a result, such competitors have advantages over the Banks in providing certain services. As of December 31, 2000, there were approximately forty other banks having 99 offices or branches operating within the eight counties that the Company has locations. New competitors may develop that are substantially larger and have significantly greater resources than any of the Banks. Currently, major competitors in certain of the Company's markets include banking subsidiaries of Wells Fargo Corporation, Firstar Corporation, and Commercial Federal Bank, FSB. As a result of federal legislation to allow unlimited interstate branching, the Company may experience heightened competition from these and other major financial institutions seeking to expand their regional banking presence in Iowa.

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

     Central Valley Bank and Midwest Federal Savings are subject to the supervision of and are regularly examined by the OTS and are assessed fees by the OTS based upon their individual asset totals. As savings institutions, both CVB and MFS must maintain certain minimum capital ratios established by the OTS and are required to meet a qualified thrift lender test (the "QTL") to avoid certain restrictions upon its operations. The QTL was modified by the passage of the Economic Growth and Regulatory Paperwork Reduction Act of 1996. On December 31, 2000, both CVB and MFS complied with the current minimum capital guidelines and met the QTL test.

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

     Legislation became effective on September 30, 1995, which served to lessen or remove certain legal barriers to interstate banking and branching by financial institutions. The legislation has resulted in an increase in the nationwide consolidation activity occurring among financial institutions by facilitating interstate bank operations and acquisitions.

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

F.  Employees

     On December 31, 2000, the Company had 147 full-time employees and 28 part-time employees of which 56 full-time and 14 part-time employees were employed by MSB, 27 full-time and 8 part-time employees were employed by CVB, 10 full-time and 3 part-time employees were employed by PSB, 41 full-time and 3 part-time employed by MFS, and 13 full-time employees were employed directly by the Company. The Company provides its employees with a comprehensive program of benefits, some of which are on a contributory basis, including comprehensive medical and dental plans, life insurance, long-term and short-term disability coverage, a 401(k) plan, and an employee stock ownership plan. None of the employees are represented by unions. Management considers its relationship with its employees to be excellent.

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

I. Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rates and Interest Differential

   The following table details average balances, interest income/expense and average rates/yield for the Company's earning assets and interest bearing liabilities for the years ended December 31, 2000, 1999 and 1998 reported on a fully tax-equivalent basis assuming a 34% tax rate.

                                                                         Year ended December 31,
                                            --------------------------------------------------------------------------------------
                                                           2000                                             1999
                                            --------------------------------------        ----------------------------------------
                                                        Interest                                               Interest
                                                        Income      Average                                     Income      Average
                                            Average       (2)/       Rate/                         Average       (2)/        Rate/
                                            Balance     Expense      Yield                         Balance      Expense      Yield
                                           --------     --------   ---------                       --------    ----------- ---------
                                                                           (dollars in thousands)
Average earning assets:
   Loans (1)...........................    $ 302,153    $ 25,298     8.37 %                        $ 202,733   $ 17,577     8.67 %
   Loan pool participations............       61,553       7,275    11.82                             59,564      7,668    12.87
   Interest-bearing deposits...........        2,206         116     5.23                              1,868         82     4.37
   Investment securities
      available for sale:
      Taxable investments..............       55,942       3,786     6.77                             34,617      2,094     6.05
      Tax exempt investments...........        7,171         600     8.37                              2,249        182     8.11
   Investment securities
      held to maturity:
      Taxable investments..............       19,918       1,423     7.14                             10,639        696     6.54
      Tax exempt investments...........        8,007         557     6.96                              7,595        505     6.65
   Federal funds sold..................        2,748         164     5.98                              5,368        260     4.86
                                           ---------    --------                                   ---------   --------
      Total earning assets.............    $ 459,698    $ 39,219     8.53                          $ 324,633   $ 29,064     8.95
                                           =========    ========                                   =========   ========

Average interest-bearing
   liabilities:
   Interest-bearing demand
      deposits.........................     $ 43,861    $    782     1.78                           $ 35,477      $ 637     1.80
   Savings deposits....................       92,656       3,779     4.08                             74,609      2,837     3.80
   Certificates of deposit.............      194,225      10,788     5.55                            132,656      7,060     5.32
   Federal funds purchased.............        3,181         191     6.00                               1,68         94     5.56
   Federal Home Loan Bank
      advances.........................       67,873       4,494     6.61                             21,522      1,287     5.98
   Notes payable.......................       15,473       1,403     9.07                             16,621      1,280     7.70
                                           ---------    --------                                   ---------   --------
      Total interest-bearing
         liabilities...................    $ 417,269    $ 21,437     5.14                          $ 282,568   $ 13,195     4.67
                                           =========    ========                                   =========   ========
Net interest income....................                 $ 17,782     3.40                                      $ 15,869     4.28
                                                        ========                                               ========
Net interest margin (3)................                              3.87 %                                                 4.89 %
                                                                    =====                                                  =====

                                                      Year ended December 31,
                                           -------------------------------------------
                                                              1998
                                           -------------------------------------------
                                                              Interest
                                                               Income        Average
                                             Average            (2)/          Rate/
                                             Balance          Expense        Yield
                                            ---------       -----------     --------
                                                  (dollars in thousands)
Average earning assets:
   Loans (1)...........................    $157,712         $ 15,026          9.53 %
   Loan pool participations............      49,805            7,970         16.00
   Interest-bearing deposits...........       2,359              122          5.20
   Investment securities
      available for sale:
      Taxable investments..............      25,730            1,617          6.28
      Tax exempt investments...........           0                0             0
   Investment securities
      held to maturity:
      Taxable investments..............       9,821              569          5.80
      Tax exempt investments...........       7,265              491          6.75
   Federal funds sold..................       6,465              338          5.24
                                          ---------         --------
      Total earning assets.............   $ 259,157         $ 26,133         10.08
                                          =========         ========

Average interest-bearing
   liabilities:
   Interest-bearing demand
      deposits.........................    $  33,248        $    656          1.97
   Savings deposits....................       59,419           2,241          3.77
   Certificates of deposit.............      107,284           6,102          5.69
   Federal funds purchased.............          201              12          5.87
   Federal Home Loan Bank
      advances.........................        6,840             405          5.92
   Notes payable.......................       13,342           1,074          8.05
                                           ---------        --------
      Total interest-bearing
         liabilities...................    $ 220,334        $ 10,490          4.76
                                           =========        ========
Net interest income....................                     $ 15,643          5.32
                                                            ========
Net interest margin (3)................                                       6.04 %
                                                                             =====

(1) Average loans outstanding includes the daily average balance of non-performing loans. Interest on these loans does not include additional interest of $418,000, $258,000, and $109,000 for 2000, 1999 and 1998, respectively, which would have been accrued based on the original terms of these loans compared to the interest that was actually recorded. Interest earned on loans includes loan fees (which are not material in amount).

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

                                                                                 Year ended December 31,
                                                         -------------------------------------------------------------------------
                                                               2000 Compared to 1999                  1999 Compared to 1998
                                                            Increase/ (Decrease) Due to            Increase/ (Decrease) Due to
                                                         ----------------------------------    -----------------------------------
                                                          Volume        Rate        Net         Volume         Rate          Net
                                                         --------     --------    --------     --------      --------     --------
                                                                                     (in thousands)
Interest income from average-earning
    assets:
  Loans................................................. $8,343       $(622)      $ 7,721        $3,996      $(1,445)     $ 2,551
  Loan pool participations (1)..........................    250        (643)         (393)        1,409       (1,711)        (302)
  Interest-bearing deposits.............................     16          18            34           (23)         (17)         (40)
  Investment securities available for sale:
    Taxable investments.................................  1,418         274         1,692           540          (63)         477
    Tax exempt investments..............................    412           6           418            91           91          182
  Investment securities held to maturity:
    Taxable investments.................................    658          69           727            50           77          127
    Tax exempt investments..............................     28          24            52            22           (8)          14
  Federal funds sold....................................   (147)         51           (96)          (55)         (23)         (78)
                                                         -------    --------      --------      --------     --------     --------
   Total income from earning assets..................... 10,978        (823)       10,155         6,030       (3,099)       2,931
                                                         -------    --------      --------      --------     --------     --------

Average expense of average
    interest-bearing liabilities:
  Interest-bearing demand deposits......................    149          (4)          145            42          (61)         (19)
  Savings deposits......................................    725         217           942           578           18          596
  Certificates of deposit...............................  3,408         320         3,728         1,370         (412)         958
  Federal funds purchased...............................     89           8            97            83           (1)          82
  Federal Home Loan Bank advances.......................  3,049         148         3,197           878            4          882
  Notes payable.........................................    (93)        216           123           254          (48)         206
                                                         -------    --------      --------      --------     --------     --------
     Total expense form interest-bearing
      liabilities.......................................  7,327         905         8,232         3,205         (500)       2,705
                                                         -------    --------      --------      --------     --------     --------
Net interest income..................................... $3,651     $(1,728)      $ 1,923        $2,825      $(2,599)     $   226
                                                         =======     =======      ========       =======     ========     ========

(1) Includes interest income and discount realized on loan pool participations.

                                                                   Page 14 of 32
Interest Rate Sensitivity Analysis

     The following table sets forth the scheduled repricing or maturity of the Company's assets and liabilities as of December 31, 2000, based on the assumptions described below. The effect of these assumptions is to quantify the dollar amount of items that are interest rate-sensitive and can be repriced within each of the periods specified. The table does not necessarily indicate the impact of general interest rate movements on the Company's net interest margin because the repricing of certain categories of assets and liabilities is subject to competitive and other pressures beyond the Company's control. As a result, certain assets and liabilities indicated as maturing or otherwise repricing within a stated period may, in fact, mature or reprice at different times and at different volumes.

                                                                      Three      Over Three      One to       Three
                                                                      Months       Months         Three       Years
                                                                     or Less     to One Year      Years      or More       Total
                                                                    ----------   -----------   ----------   ----------   ----------
                                                                                         (dollars in thousands)
Interest earning assets:
   Loans...........................................................   $  43,814    $ 57,573      $ 54,375     $ 156,319   $ 312,081
   Loan pool participations........................................       6,230      18,689        49,836             0      74,755
   Interest-bearing deposits in banks..............................       3,818           0             0             0       3,818
   Investment securities:
      Available for sale...........................................       5,092       5,781        10,405        39,480      60,758
      Held to maturity.............................................         194       1,447         8,310        15,970      25,921
   Federal funds sold..............................................       1,155           0             0             0       1,155
                                                                      ---------    --------      --------      --------     -------
      Total interest earning assets................................      60,303      83,490       122,926       211,769     478,488
                                                                      ---------    --------      --------      --------     -------

Interest-bearing liabilities:
   Now accounts....................................................      43,380           0             0             0      43,380
   Savings deposits................................................      88,378           0             0             0      88,378
   Certificates of deposit.........................................      37,277     102,333        64,890         7,855     212,355
   Federal funds purchased.........................................       2,345           0             0             0       2,345
   Federal Home Loan Bank advances.................................       9,426      18,838        25,769        21,017      75,050
   Notes payable...................................................       5,150         900         4,050         3,100      13,200
                                                                      ----------   ---------     ---------      --------    -------
      Total interest-bearing liabilities...........................     185,956     122,071        94,709        31,972     434,708
                                                                      ----------   ---------     ---------     ---------    --------
Interest sensitivity gap per period................................   $(125,653)   $(38,581)     $ 28,217      $179,797
                                                                       =========    ========       ======       ========
Cumulative Interest sensitivity gap................................   $(125,653)  $(164,234)    $(136,017)     $ 43,780
                                                                       =========   =========     =========      ========
Interest sensitivity gap ratio.....................................        0.32%      0.68%          1.30%         6.62%
Cumulative Interest sensitivity gap ratio..........................        0.32%      0.47%          0.66%         1.10%


     In the table above, NOW accounts and savings deposits are included as interest-bearing liabilities in the three months or less.

     Loan pool participations are included in the interest rate sensitivity analysis using an estimated three-year average life. The historical average for the return of original investment on the pools is approximately 36 months. Given the non-performing aspect of the loan pool portfolio, management feels that the use of contractual weighted-average maturity data is inappropriate.

II. Investment Portfolio

The following table sets forth certain information with respect to the book value of the Company's investment portfolio as of December 31, 2000, 1999 and 1998.

                                                           December 31,
                                                  ------------------------------
                                                    2000       1999       1998
                                                  --------   --------   --------
                                                          (in thousands)
Securities available for sale:
   U.S. government securities.................... $ 1,005    $ 5,021    $ 4,603
   U.S. government agency securities.............  35,656     35,302     16,408
   Obligations of states and political
      subdivisions...............................   6,669      7,780          0
   Other investment securities...................  17,428     12,427      8,644
                                                  --------   --------   --------
      Total securities available for sale........  60,758     60,530     29,655
                                                  --------   --------   --------
Securities held to maturity:
   U.S. government agency securities.............  16,263     19,685      1,290
   Obligations of states and political
      subdivisions...............................   8,968      7,573      8,291
   Other investment securities...................     690      2,187      4,098
                                                  --------   --------   --------
      Total securities held to maturity..........  25,921     29,445     13,679
                                                  --------   --------   --------
Total investment securities...................... $86,679    $89,975    $43,334
                                                  ========   ========   ========

The following table sets forth the contractual maturities of investment securities as of December 31, 2000, and the weighted average yields (for tax-exempt obligations on a fully tax-equivalent basis assuming as 34% tax rate) of such securities. As of December 31, 2000, the Company held no securities with a book value exceeding 10% of shareholders' equity.

                                                                                             Maturity
                                                        ----------------------------------------------------------------------------
                                                                             After One But                  After Five But
                                                        Within One Year    Within Five Years    Within Ten Years    After Ten Years
                                                        ---------------    -----------------   ------------------  -----------------
                                                        Amount    Yield    Amount     Yield    Amount    Yield     Amount     Yield
                                                        --------  -----    ------     -----    ------    -----     ------     -----
                                                                              (dollars in thousands)
Securities available for sale:
   U.S. government securities.......................... $ 1,005   6.72%    $     0    0.00%    $    0    0.00%     $     0    0.00%
   U.S. government agency securities...................   2,991   5.98      19,334    5.96      2,138    6.39       11,193    7.47
   Obligations of states and political subdivisions....       0   0.00       1,698    6.66      1,869    7.44        3,102    7.37
   Other investment securities.........................   2,535   5.52      10,025    7.13          0    0.00        4,868    6.32
                                                        -------            -------             ------              -------
      Total securities available for sale .............   6,531   6.00      31,057    6.38      4,007    6.88       19,163    7.16
                                                        -------            -------             ------              -------
Securities held to maturity:
   U.S. government agency securities...................     311   7.02       3,300    6.54        351    7.70       12,301    6.53
   Obligations of states and political subdivisions....     845   6.40       5,188    6.52      1,225    8.30        1,710    7.85
   Other investment securities.........................     491   6.00          99    7.26        100    7.15            0    0.00
                                                        -------            -------             ------              -------
      Total securities held to maturity................   1,647   6.40       8,587    6.54      1,676    8.11       14,011    6.69
                                                        -------            -------             ------              -------
Total investment securities............................ $ 8,178   6.01%    $39,644    6.41%    $5,683    7.24%     $33,174    6.96%
                                                        =======            =======             ======              =======

III. Loan Portfolio

The Company's loan portfolio largely reflects the profile of the communities in which it operates. Approximately two-thirds of the total loans as of December 31, 2000, were agricultural, commercial or residential real estate loans. The following table shows the composition of the Company's loan portfolio as of the dates indicated.

                                                                             December 31,
                                 ------------------------------------------------------------------------------------------------
                                       2000                 1999                1998                1997               1996
                                 ----------------     ----------------    ----------------    ----------------    ---------------
                                             % of                 % of               % of                % of                % of
                                  Amount    Total      Amount    Total     Amount    Total     Amount    Total     Amount   Total
                                 ----------------     ----------------    ----------------    ----------------    ---------------
                                                                         (dollars in thousands)
Agricultural.................... $ 45,404    14.5 %  $ 42,022    14.9 %  $ 27,504    16.6 %  $ 24,779     17.2 %  $ 19,940    17.0 %
Commercial......................   39,081    12.5      38,238    13.6      38,959    23.6      31,198     21.6      23,613    20.1
Real estate:
 1-4 family residences..........  139,098    44.6     131,925    46.7      38,067    23.0      32,341     22.4      27,274    23.3
 5+ residential property........    3,675     1.2       4,064     1.4         240     0.1         251      0.2         261     0.2
 Agricultural...................   23,855     7.6      21,677     7.7      21,297    12.9      19,647     13.6      16,952    14.4
 Construction...................   10,007     3.2       5,593     2.0       5,956     3.6       4,430      3.1       4,017     3.4
 Commercial.....................   30,239     9.7      23,613     8.4      17,007    10.3      15,634     10.8      11,895    10.1
                                  -------   -----     -------   -----     -------   -----     -------    -----     -------   -----
  Real estate total.............  206,874    66.3     186,872    66.2      82,587    49.9      72,303     50.1      60,399    51.4
                                  -------   -----     -------   -----     -------   -----     -------    -----     -------   -----
Installment.....................   20,196     6.5      13,866     4.9      12,647     7.8      13,268      9.2      11,522     9.8
Lease financing.................      526     0.2       1,093     0.4       3,530     2.1       2,785      1.9       1,942     1.7
                                  -------   -----     -------   -----     -------   -----     -------    -----     -------   -----
   Total loans (1).............. $312,081   100.0 %  $282,091   100.0 %  $165,427   100.0 %  $144,333    100.0 %  $117,416   100.0 %
                                  =======   =====     =======   =====     =======   =====     =======    =====     =======   =====
Total assets.................... $515,212            $486,189            $298,389            $274,873             $251,851
                                  =======             =======             =======             =======              =======
Loans to total assets...........             60.6 %              58.0 %              55.4 %               52.5 %              46.6 %

(1) Total loans do not include the Company's investments in loan pool participations.

The following table sets forth the remaining maturities for certain loan categories as of December 31, 2000.

                                                                                                     Total for Loans
                                                                                                         Due After
                                                                                                     One Year Having:
                                                   Due In                                          -------------------
                                  Due Within       One to        Due After                         Fixed      Variable
                                   One Year      Five Years      Five Years       Total            Rates        Rates
                                  -----------   ------------    -----------      -------          --------    ---------
                                                          (In thousands)
Agricultural..................   $    37,234   $      6,250    $     1,920      $ 45,404         $  7,315    $     855
Commercial....................        24,441         12,906          1,734        39,081           13,192        1,448
Real estate - construction....         7,199          2,808              0        10,007            2,746           62
                                  ----------    -----------     ----------       -------          -------     --------
 Total........................   $    68,874   $     21,964    $     3,654      $ 94,492         $ 23,253    $   2,365
                                  ==========    ===========     ==========       =======          =======     ========

The following table provides information on the Company's non-performing loans as of the dates indicated.

                                                                           December 31,
                                                    2000           1999          1998         1997          1996
                                                   ------         ------        ------       ------        ------
                                                                       (dollars in thousands)
90 days past due..............................   $    910     $    1,426     $     663     $    522     $     625
Restructured..................................          0            515           164          387           380
Nonaccrual....................................      2,042          2,874           561          927         1,085
                                                  -------      ---------      --------      -------      --------
 Total non-performing loans...................   $  2,952     $    4,815     $   1,388     $  1,836     $   2,090
                                                  =======      =========      ========      =======      ========
Ratio of nonperforming loans to total loans...       0.95 %         1.71 %        0.84 %       1.27 %        1.78 %

                                                                   Page 17 of 32
IV.  Summary of Loan Loss Experience

The following table sets forth loans charged off and recovered by the type of loan and an analysis of the allowance for loan losses for the years ended December 31, 2000, 1999, 1998, 1997 and 1996.

                                                                              Year ended December 31,
                                                           -------------------------------------------------------------
                                                             2000         1999         1998         1997         1996
                                                           ---------    ---------    ---------    ---------    ---------
                                                                              (dollars in thousands)
Amount of loans outstanding at end of period
 (net of unearned interest) (1).......................... $ 312,081    $ 282,091    $ 165,427    $ 144,333    $ 117,416
                                                           =========    =========    =========    =========    =========

Average amount of loans outstanding for the
 period (net of unearned interest)....................... $ 302,153    $ 202,733    $ 157,712    $ 131,081    $ 105,372
                                                           =========    =========    =========    =========    =========

Allowance for loan losses at
 beginning of period..................................... $   4,006    $   2,177    $   1,816    $   1,491    $   1,001
                                                           ---------    ---------    ---------    ---------    ---------

Charge-offs:
  Agricultural...........................................       695          303          135           19           41
  Commercial.............................................     1,125        1,724          638           14           10
  Real estate - construction.............................         0            0            0            0            0
  Real estate - mortgage.................................       131          229            0           30            0
  Installment............................................        92           56           63           63           38
  Lease financing........................................       143           63            4           11          616
                                                           ---------    ---------    ---------    ---------    ---------
    Total charge-offs....................................     2,186        2,375          840          137          705
                                                           ---------    ---------    ---------    ---------    ---------

Recoveries:
  Agricultural...........................................         0           26            1           11            6
  Commercial.............................................       182            2            8           18            1
  Real estate - construction.............................         0            0            0            0            0
  Real estate - mortgage.................................         1            6            0            1            0
  Installment............................................        22           12           13           15            8
  Lease financing........................................        16           14            0            0           23
                                                           ---------    ---------    ---------    ---------    ---------
    Total recoveries.....................................       221           60           22           45           38
                                                           ---------    ---------    ---------    ---------    ---------
Net loans charged off....................................     1,965        2,315          818           92          667
Provision for loan losses................................       892        3,628        1,179          417          987
Allowance at date of acquisition.........................         0          516            0            0          170
                                                           ---------    ---------    ---------    ---------    ---------
Allowance for loan losses at
  end of period.......................................... $   2,933    $   4,006    $   2,177    $   1,816    $   1,491
                                                           =========    =========    =========    =========    =========

Net loans charged off to average loans...................      0.65  %      1.14  %      0.52  %      0.07  %      0.63  %
Allowance for loan losses to
  total loans at end of period...........................      0.94  %      1.42  %      1.32  %      1.26  %      1.27  %

(1) Loans do not include, and the allowance for loan losses does not include any reserve for investments in loan pool participations.

The Company has allocated the allowance for loan losses to provide for loan losses being incurred within the categories of loans set forth in the table below. The allocation of the allowance and the ratio of loans within each category to total loans as of the dates indicated are as follows:

                                                                     December 31,
                   ----------------------------------------------------------------------------------------------------------------
                           2000                   1999                   1998                   1997                   1996
                   --------------------   --------------------   --------------------   --------------------   --------------------
                             Percent of             Percent of             Percent of             Percent of             Percent of
                              Loans to               Loans to               Loans to               Loans to               Loans to
                   Allowance   Total      Allowance   Total      Allowance   Total      Allowance   Total      Allowance   Total
                    Amount     Loans       Amount     Loans       Amount     Loans       Amount     Loans       Amount     Loans
                   --------- ----------   --------- ----------   --------- ----------   --------- ----------   --------- ----------
                                                                 (dollars in thousand)
Agricultural.....  $    593       14.5 %  $    597       14.9 %  $    361       17.2 %  $    310       17.2 %  $    254       17.0 %
Commercial.......       791       12.5         545       13.6         514       21.6         392       21.6         300       20.1
Real estate -
  mortgage.......     1,329       66.3       2,652       66.2       1,086       50.1         912       50.1         766       51.4
Installment......       194        6.5         196        4.9         170        9.2         167        9.2         146        9.8
Lease financing..        26        0.2          16        0.4          46        1.9          35        1.9          25        1.7
                   --------- ----------   --------- ----------   --------- ----------   --------- ----------   --------- ----------
    Total........  $  2,933      100.0 %  $  4,006      100.0 %  $  2,177      100.0 %  $  1,816      100.0 %  $  1,491      100.0 %
                   ========= ==========   ========= ==========   ========= ==========   ========= ==========   ========= ==========

                                                                   Page 18 of 32
V. Deposits
The following table sets forth the average amount of and the average rate paid on deposits by deposit category for the years ended December 31, 2000, 1999 and 1998.


                                                                              Year ended December 31,
                                                   ------------------------------------------------------------------------------
                                                            2000                       1999                           1998
                                                   ----------------------     ----------------------     ------------------------
                                                    Average                    Average                    Average
                                                    Balance        Rate        Balance        Rate        Balance        Rate
                                                   ---------    ---------     ---------    ---------     ---------    ----------
                                                                              (dollars in thousands)
Non-interest bearing demand deposits ............. $ 22,886         N/A       $ 21,052          N/A      $  19,159           N/A
Interest-bearing demand (NOW and money market) ...   43,861        1.78 %       35,477         1.80 %       33,248          1.97 %
Savings deposits .................................   92,656        4.08         74,609         3.80         59,419          3.77
Certificates of deposit ..........................  194,225        5.55        132,656         5.32        107,284          5.69
                                                   --------                   --------                   ---------
  Total deposits ................................. $353,628        4.34 %     $263,794         3.99 %    $ 219,110          4.11 %
                                                   ========     =======       ========     ========      =========    ==========

The following table summarizes certificates of deposit in amounts of $100,000 or more by time remaining until maturity as of December 31, 2000. These times deposits are made by individuals, corporations and public entities, all of which are located in the Company's market area or are State of Iowa public funds.

                                                                   December 31,
                                                                       2000
                                                                  --------------
                                                                  (in thousands)
Three months or less ...........................................    $  10,432
Over three through six months ..................................        7,835
Over six months through one year ...............................        8,131
Over one year ..................................................        6,914
                                                                    ---------
 Total .........................................................    $  33,312
                                                                    =========

VI. Return on Equity and Assets
Various operating and Equity Ratios for the years indicated are presented below:

                                                                Year ended December 31,
                                                    --------------------------------------------
                                                      2000              1999              1998
                                                    --------          ---------         --------
  Return on average total assets ..................     0.81 %            0.64 %            1.65 %
  Return on average equity ........................     8.18              5.29             12.16
  Dividend payout ratio ...........................    60.61            103.45             44.44
  Average equity to average assets ................     9.90             12.04             13.54
  Equity to assets ratio (at period end) ..........     9.57             10.33             12.81
                                                    ========          ========          ========

                                                                   Page 20 of 32
VII.  Borrowed Funds
The following table summaries the outstanding amount of and the average rate on borrowed funds as of December 31, 2000, 1999 and 1998.

                                                                                      December 31,
                                             ------------------------------------------------------------------------------------
                                                       2000                          1999                           1998
                                             ------------------------     -------------------------      ------------------------
                                                            Average                        Average                       Average
                                               Balance       Rate           Balance         Rate           Balance        Rate
                                             -----------  -----------     -----------    ----------      -----------   ----------
                                                                            (dollars in thousands)
Notes payable (1) .........................  $   13,200        9.13 %     $   18,000           8.13 %    $   17,000          7.38 %
Federal Home Loan Bank advances ...........      75,050        6.27           63,421           5.79           7,595          5.68
Federal funds purchased ...................       2,345        6.72            2,965           5.22               0          0.00
                                             -----------                  -----------                    -----------
 Total ....................................  $   90,595        6.70 %     $   84,386           6.27 %    $   24,595          6.83 %
                                             ===========   =========      ===========    ===========     ===========    ==========

(1) The notes payable balance at December 31, 2000, consists of $5,150,000 in advances on a revolving line of credit and $8,050,000 on a term note, both with an unaffiliated bank. Both notes have a variable interest rate at three-eights of a percent below the lender's prime rate. Interest is payable quarterly. The revolving line of credit has a maximum limit of $9,000,000 and matures June 30, 2001. The term note calls for annual payments of $1,350,000 for the next three years with a final payment of $4,000,000 due at maturity on December 31, 2004.

The maximum amount of borrowed funds outstanding at any month end for the years ended December 31, 2000, 1999 and 1998 were as follows:

                                                                               2000                 1999               1998
                                                                          --------------       --------------     --------------
                                                                                               (in thousands)
Notes payable .........................................................   $      18,000        $      19,860      $      17,000
Federal Home Loan Bank advances .......................................          75,050               65,410             12,299
Federal funds purchased ...............................................           8,460                8,665              3,775
                                                                           =============       ==============     ==============

The following table sets forth the average amount of and the average rate paid on borrowed funds for the years ended December 31, 2000, 1999 and 1998.

                                                                           Year ended December 31,
                                             ------------------------------------------------------------------------------------
                                                       2000                          1999                           1998
                                             ------------------------     -------------------------      ------------------------
                                               Average      Average         Average        Average         Average       Average
                                               Balance       Rate           Balance         Rate           Balance        Rate
                                             -----------  -----------     -----------    ----------      -----------   ----------
                                                                            (dollars in thousands)
Notes payable .............................  $   15,473        9.07 %     $   16,621           7.70 %    $   13,342          8.05 %
Federal Home Loan Bank advances ...........      67,873        6.61           21,522           5.98           6,840          5.92
Federal funds purchased ...................       3,181        6.00            1,683           5.56             201          5.87
                                             -----------                  -----------                    -----------
 Total ....................................  $   86,527        7.02 %     $   39,826           6.68 %    $   20,383          7.31 %
                                             ===========   =========      ===========    ===========     ===========    ==========

Item 2.  Properties
         ----------

     The Company's headquarters are located at 222 First Avenue East, Oskaloosa, Iowa. This building is a two-story combination office and motor bank and was constructed in 1975. The Company's offices are located on the second floor and MSB leases the first floor and the basement from the Company. The ground floor houses MSB's data processing department and motor bank operation which includes four drive-up lanes and two walk-up windows. The basement contains a meeting room, kitchen, and storage. MSB's lease runs through the year 2005.

     The principal offices of Mahaska State Bank are located at 124 South First Street, Oskaloosa, Iowa, in a two-story building owned by MSB that contains a full banking facility. MSB also owns a second building in Oskaloosa located at 301 A Avenue West. This one-story, full-banking facility, including two drive-up lanes, is located five blocks northwest of the bank's principal offices. In addition, MSB owns a 24-hour automatic teller machine located at 211 South First Street, Oskaloosa, Iowa. MSB also has a branch office located in North English, Iowa that is 40 miles northeast of Oskaloosa. The branch is a one-story building with a full banking facility, including two drive-up lanes and a 24-hour automatic teller machine.

     Central Valley Bank owns three facilities in the communities of Ottumwa, Fairfield, and Sigourney, Iowa. The Ottumwa building is a single-story brick structure constructed in 1981. The approximately 4,200 square foot building has several offices and a potential for three drive-up lanes, with two presently in operation. The building is located at 116 West Main in Ottumwa's downtown business district. The Fairfield facility is a two-story building located at 58 East Burlington on the southeast corner of the downtown square. The building's 8,932 square feet is all utilized by CVB. The Sigourney facility located at 112 North Main Street is one-half block northwest of the community's courthouse square in the downtown business district. The 4,596 square foot one-story masonry building was constructed in 1972 as a banking facility with one drive-up window.

     CVB currently leases its "In-Store" branch facility in Fairfield. The branch is located in an Econofoods grocery store and occupies approximately 400 square feet of the store. The lease agreement expired in October, 2000 and is currently on a month-to-month basis pending completion of a new 3,500 square foot branch facility. The new branch facility will replace the "In-Store" branch when completed in late March or early April 2001. The existing downtown Fairfield branch will remain open.

     Pella State Bank's main office is a leased facility in Pella's downtown business district that opened on January 29, 2001. The 5,700 square foot facility is located in a newly-constructed retail/office complex and is leased for a period of ten years with options to renew. PSB owns a branch facility at 500 Oskaloosa Street in Pella, Iowa. The facility is located approximately six blocks south of the community's main business district. The building was acquired in the summer of 1997 and was completely renovated to become a modern banking facility containing approximately 1,860 square feet of usable space with two drive-up teller lanes.

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

Item 3.  Legal Proceedings
         -----------------

     Mahaska Investment Company and its subsidiaries are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

     There were no matters submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.


                                    PART II


Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         -----------------------------------------------------------------
Matters
-------

     The information appearing on page 18 of the Company's Annual Report, filed as Exhibit 13 hereto, is incorporated herein by reference.

     There were approximately 471 holders of record of the Company's $5 common stock as of March 8, 2001. Additionally, there are an estimated 1,100 beneficial holders whose stock was held in street name by brokerage houses as of that date. The closing price of the Company's common stock was $10.375 on March 8, 2001.

     The Company paid dividends to common shareholders in 2000 of $.60 per share, which is the same amount paid in 1999. Dividend declarations are evaluated and determined by the Board of Directors on a quarterly basis. In February 2001, the Board of Directors declared a dividend of $.15 per common share. The Company's loan agreement requires that the Company not pay any dividends in excess of sixty percent of net income without the lenders' permission. Except for certain regulatory restrictions that may affect dividend payments, there are no other restrictions on the Company's present or future ability to pay dividends.

Item 6.  Selected Financial Data
         -----------------------

     The information appearing on page 6 of the Company's Annual Report, filed as Exhibit 13 hereto, is incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
of Operations
-------------

     The information appearing on pages A-1 through A-12 of the Appendix to the Company's definitive proxy Statement, is incorporated herein by reference.

Item 7a. Market Risk Disclosure
         ----------------------

     The information appearing on page A-9 of the Appendix to the Company's definitive proxy statement, is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data
         -------------------------------------------

     The information appearing on pages A-13 through A-37 of the Appendix to the Company's definitive proxy statement, is incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
         ---------------------------------------------------------------
Financial Disclosure
--------------------

     Within the twenty-four months prior to the date of the most recent financial statements, there have been no changes in or disagreements with accountants of the Company.


                                   PART III


Item 10. Directors and Executive Officers of the Registrant
         --------------------------------------------------

     The definitive proxy statement of Mahaska Investment Company is incorporated herein by reference.

Item 11. Executive Compensation
         ----------------------

     The definitive proxy statement of Mahaska Investment Company is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management
         --------------------------------------------------------------

     The definitive proxy statement of Mahaska Investment Company is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions
         ----------------------------------------------

     The definitive proxy statement of Mahaska Investment Company is incorporated herein by reference.


                                    PART IV


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
         ---------------------------------------------------------------

     The following exhibits and financial statement schedules are filed as part of this report:

     (a)  1.   Financial Statements: See the financial statements on pages A-13 through A-37 of the Appendix to the Company's definitive proxy statement, which are incorporated by reference herein.

          2.   Exhibits (not covered by independent auditors' report).

               Exhibit 3.1
               -----------

               Articles of Incorporation, as amended through April 30, 1998, of Mahaska Investment Company. The Articles of Incorporation, as amended, of Mahaska Investment Company are incorporated by reference to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1998.

               Exhibit 3.2
               -----------

               Bylaws of Mahaska Investment Company. The Amended and Restated Bylaws of Mahaska Investment Company dated July 23, 1998, are incorporated by reference to the Company's quarterly report on Form 10-Q for the Quarter ended September 30, 1998.

Exhibit 10.1
------------

Mahaska Investment Company Employee Stock Ownership Plan & Trust as restated and amended. This Plan & Trust is incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

Exhibit 10.2.1
--------------

1993 Stock Incentive Plan. This 1993 Stock Incentive Plan is incorporated by reference to Form S-1 Registration Number 33-81922 of Mahaska Investment Company.

Exhibit 10.2.2
--------------

1996 Stock Incentive Plan. This 1996 Stock Incentive Plan is incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

Exhibit 10.2.3
--------------

1998 Stock Incentive Plan. This 1998 Stock Incentive Plan is incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Exhibit 10.3
------------

States Resources Corp. Loan Participation and Servicing Agreement dated February 5, 1999 between States Resources Corp. and Mahaska Investment Company. This agreement is incorporated herein by reference to the Form 10-K report filed by Mahaska Investment Company for the Year ended December 31, 1999.

Exhibit 10.5
------------

Amended and Restated Credit Agreement dated June 30, 2000 between Mahaska Investment Company and Harris Trust and Savings Bank. This Amended and Restated Credit Agreement is incorporated herein by reference to the Form 10-Q report filed by Mahaska Investment Company for the Quarter ended September 30, 2000.

Exhibit 10.6
------------

Agreement and Plan of Merger By and Between Mahaska Investment Company and Midwest Bancshares, Inc. dated February 2, 1999. This agreement and plan of merger is incorporated herein by reference to Amendment No. 1 to the Form S-4 Registration number 333-79291 filed by Mahaska Investment Company on August 17, 1999.

Exhibit 11
----------

Computation of Per Share Earnings

               Exhibit 13
               ----------

               The Annual Report to Shareholders of Mahaska Investment Company for the 2000 calendar year.

               Exhibit 21
               ----------

               Subsidiaries

               Exhibit 23
               ----------

               Consent of Independent Auditor


     The Company will furnish to any shareholder upon request and upon payment of a fee of $.50 per page, a copy of any exhibit. Requests for copies should be directed to Karen K. Binns, Secretary/Treasurer, Mahaska Investment Company, P.O. Box 1104, Oskaloosa, Iowa 52577-1104.


          (b) Reports on Form 8-K: No reports on Form 8-K were required to be filed during the last quarter of 2000.


                                  SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               Mahaska Investment Company
                               --------------------------
                                             (Registrant)



                            By:/s/ Charles S. Howard
                               ---------------------
                               Charles S. Howard
                               Chairman, President, Chief Executive Officer
                               and Director

                               March 29, 2001
                               --------------


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By: /s/ Charles S. Howard                                    March 29, 2001
   --------------------------------------------------        ---------------
   Charles S. Howard                                             Date
   Director, Chairman of the Board, President and
   Chief Executive Officer


By: /s/ David A. Meinert                                     March 29, 2001
   --------------------------------------------------        ---------------
   David A. Meinert                                              Date
   Director, Executive Vice President
   and Chief Financial Officer
   (Principal Accounting Officer)

By: /s/ Richard R. Donahue                                   March 29, 2001
    --------------------------------------------------       --------------
    Richard R. Donahue                                            Date
    Director


By: /s/ William D. Hassel                                    March 29, 2001
    --------------------------------------------------       --------------
    William D. Hassel                                             Date
    Director


By: /s/ John P. Pothoven                                     March 29, 2001
    --------------------------------------------------       ---------------
    John P. Pothoven                                              Date
    Director


By: /s/ John W. N. Steddom                                   March 29, 2001
    --------------------------------------------------       ---------------
    John W. N. Steddom                                            Date
    Director


By: /s/ James G. Wake                                        March 29, 2001
    -------------------------------------------------        ---------------
    James G. Wake                                                 Date
    Director


By: /s/ Michael R. Welter                                    March 29, 2001
    -------------------------------------------------        ---------------
    Michael R. Welter                                             Date
    Director


By: /s/ Edward C. Whitham                                    March 29, 2001
    --------------------------------------------------       ---------------
    Edward C. Whitham                                             Date
    Director