Form 10-Q
period 2001-03-31
MAHASKA INVESTMENT CO
filed 2001-05-14
CIK 741390

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549



                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



FOR QUARTER ENDED                               COMMISSION FILE NUMBER
MARCH 31, 2001                                         0-24630



                          MAHASKA INVESTMENT COMPANY
            (Exact Name of Registrant as Specified in its Charter)



     IOWA                                      42-1003699
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

                    Yes   X       No__________
                       -------

As of April 30, 2001, there were 3,971,168 shares of common stock $5 par value outstanding.

PART I -- Item 1. Financial Statements

                          MAHASKA INVESTMENT COMPANY
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CONDITION


(unaudited)
(dollars in thousands, except for share amounts)                                  March 31,          December 31,
                                                                                     2001              2000
                                                                               ----------------  ----------------
                                     ASSETS
Cash and due from banks......................................................   $         9,217  $         10,544
Interest-bearing deposits in banks...........................................             2,760             3,818
Federal funds sold...........................................................             8,650             1,155
                                                                               ----------------  ----------------
   Cash and cash equivalents.................................................            20,627            15,517
                                                                               ----------------  ----------------
Investment securities:
   Available for sale........................................................            69,858            60,758
   Held to maturity..........................................................            24,810            25,921
Loans........................................................................           312,714           312,081
Allowance for loan losses....................................................            (3,062)           (2,933)
                                                                               ----------------  ----------------
   Net loans.................................................................           309,652           309,148
                                                                               ----------------  ----------------
Loan pool participations.....................................................            69,192            74,755
Premises and equipment, net..................................................             7,387             6,890
Accrued interest receivable..................................................             5,027             5,201
Goodwill and other intangible assets.........................................            11,462            11,725
Other assets.................................................................             5,041             5,297
                                                                               ----------------  ----------------
      Total assets...........................................................     $     523,056     $     515,212
                                                                               ================  ================

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
   Demand....................................................................    $       22,377    $       26,031
   NOW and Super NOW.........................................................            43,725            43,380
   Savings...................................................................            93,887            88,378
   Certificates of deposit...................................................           219,883           212,355
                                                                               ----------------  ----------------
      Total deposits.........................................................           379,872           370,144
Federal funds purchased......................................................                 -             2,345
Federal Home Loan Bank advances..............................................            74,081            75,050
Note payable.................................................................            12,700            13,200
Other liabilities............................................................             5,662             5,178
                                                                               ----------------  ----------------
      Total liabilities......................................................           472,315           465,917
                                                                               ----------------  ----------------

Shareholders' equity:
   Common stock, $5 par value; authorized 20,000,000 shares; issued
      4,912,849 shares as of March 31, 2001 and December 31, 2000............            24,564            24,564
   Capital surplus...........................................................            13,040            13,127
   Treasury stock at cost, 941,681 shares as of March 31, 2001,
      and 973,535 shares as of December 31, 2000.............................           (11,481)          (11,869)
   Retained earnings.........................................................            23,499            23,102
   Accumulated other comprehensive income....................................             1,119               371
                                                                               ----------------  ----------------
      Total shareholders' equity.............................................            50,741            49,295
                                                                               ----------------  ----------------
      Total liabilities and shareholders' equity............................      $     523,056     $     515,212
                                                                               ================  ================

See accompanying notes to consolidated financial statements.

                          MAHASKA INVESTMENT COMPANY
                               AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME


(unaudited)                                                                                            Three Months Ended
(dollars in thousands, except per share)                                                                    March 31,
                                                                                                    -------------------------
                                                                                                       2001          2000
                                                                                                   ------------  ------------
Interest income:
   Interest and fees on loans....................................................................     $   6,467    $    5,850
   Interest and discount on loan pools...........................................................         1,991         2,094
   Interest on bank deposits.....................................................................            11            32
   Interest on federal funds sold................................................................            75            73
   Interest on investment securities:
      Available for sale.........................................................................         1,014         1,028
      Held to maturity...........................................................................           405           460
                                                                                                      ---------    ----------
        Total interest income....................................................................         9,963         9,537
                                                                                                      ---------    ----------

Interest expense:
   Interest on deposits:
      NOW and Super NOW..........................................................................           168           187
      Savings....................................................................................           867           923
      Certificates of deposit....................................................................         3,122         2,433
   Interest on federal funds purchased...........................................................             9            35
   Interest on Federal Home Loan Bank advances...................................................         1,207         1,005
   Interest on note payable......................................................................           273           367
                                                                                                      ---------    ----------
        Total interest expense...................................................................         5,646         4,950
                                                                                                      ---------    ----------
        Net interest income......................................................................         4,317         4,587
Provision for loan losses........................................................................           147           151
                                                                                                      ---------    ----------
        Net interest income after provision for loan losses......................................         4,170         4,436
                                                                                                      ---------    ----------

Noninterest income:
   Service charges...............................................................................           473           423
   Data processing income........................................................................            53            50
   Other operating income........................................................................           226           141
   Investment security (losses) gains............................................................            (2)           34
                                                                                                      ---------    ----------
        Total noninterest income.................................................................           750           648
                                                                                                      ---------    ----------

Noninterest expense:
   Salaries and employee benefits expense........................................................         1,635         1,637
   Net occupancy expense.........................................................................           527           422
   Professional fees.............................................................................           194           135
   Other operating expense.......................................................................           798           925
   Goodwill amortization.........................................................................           263           281
                                                                                                      ---------    ----------
        Total noninterest expense................................................................         3,417         3,400
                                                                                                      ---------    ----------
                                                                                                          1,503         1,684
Income tax expense...............................................................................           511           571
                                                                                                      ---------    ----------
        Net income...............................................................................     $     992    $    1,113
                                                                                                      =========    ==========

Earnings per common share - basic................................................................     $    0.25    $     0.26
Earnings per common share - diluted..............................................................     $    0.25    $     0.26
Dividends per common share.......................................................................     $    0.15    $     0.15

See accompanying notes to consolidated financial statements.

                          MAHASKA INVESTMENT COMPANY
                               AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME


(unaudited)                                                                                        Three Months Ended
(in thousands)                                                                                          March  31,
                                                                                                -------------------------
                                                                                                    2000          1999
                                                                                                -----------    ----------
Net income...................................................................................     $     992     $   1,113
Other Comprehensive Income:
   Unrealized gains (losses) on securities available for sale:
      Unrealized holding gains (losses) arising
        during the period, net of tax........................................................           747          (179)
      Less: reclassification adjustment for net losses (gains)
        included in net income, net of tax...................................................             1           (21)
                                                                                               ------------    ----------
Other comprehensive income (loss), net of tax................................................           748          (200)
                                                                                               ------------    ----------
Comprehensive income.........................................................................     $   1,740     $     913
                                                                                               ============    ==========

See accompanying notes to consolidated financial statements.

                          MAHASKA INVESTMENT COMPANY
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


(unaudited)                                                                     Three Months Ended
(dollars in thousands)                                                               March 31,
                                                                             --------------------------
                                                                                 2001         2000
                                                                             ------------  ------------
Cash flows from operating activities:
   Net income.............................................................     $      992    $   1,113
                                                                             ------------  ------------
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization.......................................            454          445
      Provision for loan losses...........................................            147          151
      Investment securities losses (gains)................................              2          (34)
      Amortization of investment securities and loans premiums............             51           50
      Accretion of investment securities and loan discounts...............            (64)         (48)
      Decrease (increase) in other assets.................................            430         (959)
      Increase in other liabilities.......................................             40        1,076
                                                                             ------------- ------------
        Total adjustments.................................................          1,060          681
                                                                             ------------- ------------
        Net cash provided by operating activities.........................          2,052        1,794
                                                                             ------------- ------------

Cash flows from investing activities:
   Investment securities available for sale:
      Proceeds from sales.................................................          4,098        3,104
      Proceeds from maturities............................................          1,518          469
      Purchases...........................................................        (13,505)      (7,865)
   Investment securities held to maturity:
      Proceeds from maturities............................................          1,133        2,073
      Purchases...........................................................              -       (1,293)
   Net increase in loans..................................................           (628)      (9,213)
   Purchases of loan pool participations..................................           (601)      (4,602)
   Principal recovery on loan pool participations.........................          6,164       11,498
   Purchases of premises and equipment....................................           (717)        (266)
   Proceeds from sale of premises and equipment...........................              -           12
                                                                             ------------- ------------
        Net cash used in investing activities.............................         (2,538)      (6,083)
                                                                             ------------- ------------

Cash flows from financing activities:
   Net increase in deposits...............................................          9,752        2,912
   Net decrease in federal funds purchased................................         (2,345)      (2,965)
   Federal Home Loan Bank advances........................................          2,500       26,000
   Repayment of Federal Home Loan Bank advances...........................         (3,517)     (25,515)
   Principal payments on note payable.....................................           (500)      (2,600)
   Dividends paid.........................................................           (595)        (637)
   Purchases of treasury stock............................................              -         (777)
   Proceeds from exercise of stock options................................            301            -
                                                                             ------------- ------------
        Net cash provided by (used in) financing activities...............          5,596       (3,582)
                                                                             ------------- ------------
        Net increase (decrease) in cash and cash equivalents..............          5,110       (7,871)
Cash and cash equivalents at beginning of period..........................         15,517       22,919
                                                                             ------------- ------------
Cash and cash equivalents at end of period................................     $   20,627   $    15,04
                                                                             ============= ============

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest............................................................     $   5,540    $    4,838
                                                                             ============  ============
      Income taxes........................................................     $     133    $     (300)
                                                                             ============  ============

See accompanying notes to consolidated financial statements.

1.   Basis of Presentation

     The accompanying consolidated statements of income, the consolidated statements of comprehensive income, and the consolidated statements of cash flow for the three months ended March 31, 2001 and 2000 and the consolidated statements of condition as of December 31, 2000 and March 31, 2001 include the accounts and transactions of the Company and its five wholly-owned subsidiaries, Mahaska State Bank, Central Valley Bank, Pella State Bank, Midwest Federal Savings and Loan, and MIC Financial, Inc. All material intercompany balances and transactions have been eliminated in consolidation.

     The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2001, and the results of operations for the three months ended March 31, 2001 and 2000, and cash flows for the three months ended March 31, 2001 and 2000.

     The results for the three months ended March 31, 2001 may not be indicative of results for the year ending December 31, 2001, or for any other period.

2.   Consolidated Statements of Cash Flows

     In the consolidated statements of cash flows, cash and cash equivalents include cash and due from banks, interest-bearing deposits with banks, and federal funds sold.

3.   Income Taxes

     Federal income tax expense for the three months ended March 31, 2001 and 2000 was computed using the consolidated effective federal tax rate. The Company also recognized income tax expense pertaining to state franchise taxes payable individually by the subsidiary banks.

4.   Earnings Per Common Share

     Basic earnings per common share computations are based on the weighted average number of shares of common stock actually outstanding during the period. The weighted average number of shares for the three-month periods ended March 31, 2001 and 2000 was 3,953,471 and 4,288,826, respectively. Diluted earnings per share amounts are computed by dividing net income by the weighted average number of shares and all dilutive potential shares outstanding during the period. The computation of diluted earnings per share used a weighted average number of shares outstanding of 3,980,934 and 4,314,801 for the three months ended March 31, 2001 and 2000, respectively.

5.   Effect of New Financial Accounting Standards

     Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - An Amendment to FASB Statement No. 133," were adopted by the Company beginning January 1, 2001. The adoption of the standards did not have a material effect on the Company's consolidated financial statements.

     SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities (a replacement of FASB Statement No.
     125)," was issued in September 2000. The statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of the provisions of Statement No. 125 without reconsideration. The statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. Management does not expect the adoption of the standard will have a significant impact on the financial condition or results of operation of the Company.

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

7.   Sale of MIC Financial, Inc.

     On April 23, 1999, the Company announced that it had elected to seek a buyer for MIC Financial, Inc. ("MIC Financial"), its wholly-owned commercial finance subsidiary. A satisfactory agreement could not be reached with any potential buyers, so the decision was made to sell groups of leases and assets. As of March 31, 2001, MIC Financial's loan and lease portfolio totaled $1,306,000, less than 1 percent of the Company's total loans as of that date. Management continues to evaluate options on the remaining assets of MIC Financial.

PART I -- Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                         QUARTER ENDED MARCH 31, 2001

The Company recorded net income of $992,000 for the quarter ended March 31, 2001, compared with net income of $1,113,000 for the quarter ended March 31, 2000, a decrease of $121,000 or 11 percent. The reduction in net income was primarily due to a reduction in net interest income and a decline in the Company's net interest margin in the first quarter of 2001 compared with 2000. Basic and diluted earnings per share for the first quarter of 2001 were $.25 versus $.26 per share basic and diluted for the first quarter of 2000. Actual weighted average shares outstanding were 3,953,471 and 4,288,826 for the first quarter of 2001 and 2000, respectively. The Company's return on average assets for the quarter ended March 31, 2001 was .78 percent compared with a return of
 .92 percent for the quarter ended March 31, 2000. The Company's return on average equity was 8.06 percent for the three months ended March 31, 2001 versus
8.93 percent for the three months ended March 31, 2000.


RESULTS OF OPERATIONS

Net Interest Income

Net interest income is computed by subtracting total interest expense from total interest income. Fluctuations in net interest income can result from the changes in the volumes of assets and liabilities as well as changes in interest rates. Interest rates moved up throughout the year 2000. In order to retain and attract deposits, the Company was forced to pay higher rates that caused the cost of funds to increase throughout the year 2000. The first quarter of 2001 produced a series of interest rate reductions by the Federal Reserve. The Company's net interest income for the quarter ended March 31, 2001 decreased $270,000 or 6 percent to $4,317,000 from $4,587,000 for the three months ended March 31, 2000. Total interest income was $426,000 or 4 percent higher in the first quarter of 2001 compared with the same period in 2000. The Company's total interest expense for the first quarter of 2001 increased $696,000 or 14 percent compared with the same period in 2000. The Company's net interest margin on a federal tax-equivalent basis for the first quarter of 2001 decreased to 3.73 percent from 4.18 percent in the first quarter of 2000. Net interest margin is a measure of the net return on interest-earning assets and is computed by dividing annualized net interest income by the average of total interest-earning assets for the period. The Company's overall yield on earning assets was 8.51 percent for the first quarter of 2001 compared to 8.61 percent for the first quarter of 2000. The rate on interest-bearing liabilities increased in the first quarter of 2001 to 5.25 percent compared to 4.89 percent for the first quarter of 2000.

Interest income and fees on loans increased $617,000 or 11 percent in the first
---------------------------------
quarter of 2001 compared to the same period in 2000, mainly due to higher loan volumes. The average yield on loans increased to 8.42 percent for the first quarter of 2001, compared to 8.22 percent in the first quarter of 2000. The yield on the Company's loan portfolio is affected by the amount of nonaccrual loans (which do not earn interest income), the mix of the portfolio (real estate loans generally have a lower overall yield than commercial and agricultural loans), the effects of competition and the interest rate environment on the amounts and volumes of new loan originations, and the mix of variable rate versus fixed rate loans in the Company's portfolio. The recent actions by the Federal Reserve to lower interest rates were not beneficial to the Company in the current period and will affect future periods as variable rate loans tied to prime have been adjusted downward and will produce less interest income. Competition for loans in the market areas served by the Company remains strong as customers seek to refinance loans to obtain lower interest rates. Average loans outstanding were $311,553,000 for the first quarter of 2001 compared with $286,356,000 for the first quarter of 2000, an increase of $25,197,000 or 9 percent.

Interest and discount income on loan pool participations decreased $103,000 or 5
--------------------------------------------------------
percent in the first quarter of 2001 compared with 2000, mainly due to reduced collections. Interest income and discount collected on the loan pool participations for the three months ended March 31, 2000 was $1,991,000 compared with $2,094,000 collected in the first quarter of 2000. The yield on loan pool participations was 11.4 percent for the first quarter of 2001 compared with 13.2 percent for the quarter ended March 31, 2000. The average loan pool participation investment balance was $7,299,000 or 11 percent higher in the first quarter of 2001 than in 2000 as a result of pool purchases in the fourth quarter of 2000. Newly purchased loan pools typically do not produce income for a period of up to 120 days from date of purchase, which significantly impacts the overall yield on pools. These loan pool participations are pools of performing and distressed and nonperforming loans that the Company has purchased at a discount from the aggregate outstanding principal amount of the underlying loans. Income is derived from this investment in the form of interest collected and the repayment of the principal in excess of the purchase cost which is herein referred to as "discount recovery." The Company recognizes interest income and discount recovery on its loan pool participations on a cash basis. The loan pool participations have traditionally been a high-yield activity for the Company, but this yield has fluctuated from period to period based on the amount of cash collection, discount recovery, and net collection expenses of the servicer in any given period. The income and yield on loan pool participations may vary in future periods due to the volume and discount rate on loan pools purchased.

Interest income on investment securities decreased $69,000 or 5 percent in the
----------------------------------------
quarter ended March 31, 2001, compared with the quarter ended March 31, 2000 primarily due to decreased volume in the portfolio. Interest income on investment securities totaled $1,419,000 for the first quarter of 2001 compared with $1,488,000 in 2000. The average balance of investments in 2001 was $88,492,000, down from $92,702,000 in the first quarter of 2000. The yield on the Company's investment portfolio in the first quarter of 2001 increased to
6.94 percent from 6.89 percent in the comparable period of 2000.

Interest expense on deposits increased $614,000 in the first quarter of 2001
----------------------------
compared with 2000 was mainly attributable to the growth in deposits and to increased interest rates on time certificates of deposit throughout 2000. The rates paid on certificates of deposit are fixed at the time of issuance and do not change until the certificate matures. Average interest-bearing deposits for the first quarter of 2001 increased $23,997,000 or 7 percent from the same period in 2000. All of the increase was in certificate of deposits. The average balance of interest-bearing checking and savings accounts was lower in the first quarter of 2001 than in 2000. The weighted average rate paid on interest-bearing deposits was 4.85 percent in the first quarter of 2001 compared with 4.41 percent in the first quarter of 2000. Reductions in interest rates should benefit the Company in future periods as rates paid on deposits move downward. Competition for deposits remains intense in the markets served by the Company. The full benefit of the downward movement in deposit rates may not be realized if the competitive environment forces the Company to pay above-market rates to attract or retain deposits.

Interest expense on borrowed funds increased a total of $82,000 in the first
----------------------------------
quarter of 2001 compared with 2000. Interest expense on Federal Home Loan Bank advances was $202,000 higher in the first quarter of 2001 reflecting the Company's greater utilization of this alternative funding method. The reduction in rates should benefit the Company as Federal Home Loan Bank Advances reprice. Interest expense on notes payable decreased $94,000 in the first quarter of 2001 compared with 2000 reflecting lower average borrowings on the Company's commercial bank line of credit and decreased interest rates. The Company's notes payable line is variable with the national prime rate and reductions in this rate will lower the amount of interest expense incurred in the future.


Provision for Loan Losses

The Company recorded a provision for loan losses of $147,000 in the first quarter of 2001 compared with $151,000 in the first quarter of 2000. Management determines an appropriate provision based on its evaluation of the adequacy of the allowance for loan losses in relationship to a continuing review of problem loans, the current economic conditions, actual loss experience and industry trends. Management believes that the allowance for loan losses is adequate based on the inherent risk in the portfolio as of March 31, 2001, however, continued growth in the loan portfolio and the uncertainty of the general economy require that management continue to evaluate the adequacy of the allowance for loan losses and make additional provisions in future periods as deemed necessary.

Other Income

Other income results from the charges and fees collected by the Company from its customers for various services performed, data processing income received from nonaffiliated banks, miscellaneous other income and gains (or losses) from the sale of investment securities held in the available for sale category. Total other income was $102,000 or 16 percent greater in the first quarter of 2001 compared with 2000. Most of the increase was due to higher service charge income and other operating income.


Other Expense

Total other noninterest expense for the quarter ended March 31, 2001 increased $17,000 compared to noninterest expense for the first quarter of 2000. Other expense includes all the costs incurred to operate the Company except for interest expense, the loan loss provision and income taxes. Salaries and benefits expense for the first quarter of 2001 decreased $2,000 from 2000 as a result of a reduction in the number of employees. Net occupancy and equipment expenses for the first quarter of 2001 increased $105,000 or 25 percent in comparison to 2000 with much of the increase due to additional facilities at Pella State Bank and also due to higher gas and electric utility costs. Professional fees for the quarter ended March 31, 2001 increased by $59,000 compared to 2000. Other operating expense decreased by $127,000 in the first quarter of 2001 compared with the three months ended March 31, 2000. Included in the other operating expense for the first quarter of 2000 was a one-time assessment in February 2000 of $80,000 made by the Treasurer of the State of Iowa to cover the losses on uninsured public fund deposits incurred when a bank in Carlisle, Iowa was declared insolvent and closed by the Iowa Superintendent of Banking. The assessment was made on all Iowa banks based on the proportion of the average uninsured public funds on deposit in 1999. This assessment did not occur in 2001 and was fully refunded to the Company in the second quarter of 2000.


Income Tax Expense

The Company incurred income tax expense of $511,000 for the three months ended March 31, 2001 compared with $571,000 for the three months ended March 31, 2000. The decreased tax expense for the March 2001 quarter was mainly due to lower overall taxable income compared to the same period in the prior year. The effective income tax rate as a percent of income before taxes for the three months ended March 31, 2001 and 2000 was 34.0 percent and 33.9 percent, respectively.


FINANCIAL CONDITION

Total assets as of March 31, 2001 were $523,056,000, an increase of $7,844,000 or 2 percent from December 31, 2000. As of March 31, 2001, the Company had $8,650,000 in federal funds sold and no federal funds purchased compared with $1,155,000 sold and $2,345,000 purchased as of December 31, 2000. The Company's liquidity needs are usually highest in the second and third quarters of each year due to seasonal loan demand and minimal deposit growth in the first nine months of the year. Federal funds are purchased on a short-term basis to meet this liquidity need.


Investment Securities

Investment securities available for sale increased $9,100,000 from December 31, 2000 to the March 31, 2001 total of $69,858,000 as securities were purchased for the portfolio. Investment securities classified as held to maturity declined to $24,810,000 as of March 31, 2001, compared with $25,921,000 on December 31,
2000, as the proceeds from maturities were reinvested in available for sale securities.

Loans

Loan volumes remained constant in the first quarter of 2001, with total loans outstanding of $312,714,000 on March 31, 2001, reflecting growth of $633,000 from December 31, 2000. As of March 31, 2001, the Company's loan to deposit ratio (excluding loan pool investments) was 82.3 percent compared with a year-end 2000 loan to deposit ratio of 84.3 percent. The decrease in the loan to deposit ratio is attributable to growth in deposits since December 31, 2000. Loans secured by real estate (including 1 to 4 family, multi-family, commercial and agricultural) comprised the largest category in the portfolio at approximately 66 percent of total loans. Agricultural loans were the next largest category at approximately 15 percent of total loans and commercial loans represented approximately 12 percent. Loans to individuals and other loans constituted approximately 7 percent. The March 31, 2001 percentage distribution by loan category is consistent with December 31, 2000.


Loan Pool Participations

As of March 31, 2001, the Company had loan pool participations of $69,192,000, a decrease of $5,563,000 or 7 percent from the December 31, 2000 balance of $74,755,000. The reduction in the loan pool participations is primarily due to collections made in the normal course of business. The loan pool investment balance shown as an asset on the Company's Statement of Condition represents the discounted purchase cost of the loan pool participations. The Company was the winning bidder on one loan pool package that was funded shortly after the close of the first quarter of 2001 totaling $5,513,000. Two additional packages were purchased in April 2001. The average loan pool participation balance of $71,138,000 for the first three months of 2001 was $7,299,000 or 11 percent higher than the average balance of $63,839,000 for the first quarter of 2000.


Deposits

Total deposits as of March 31, 2001 were $379,872,000 compared with $370,144,000 as of December 31, 2000. Certificates of deposit are the largest category of deposits at March 31, 2001 representing approximately 58 percent of total deposits. Deposits grew 3 percent during the first quarter of 2001.


Borrowed Funds/Notes Payable

The Company had no Federal Funds purchased on March 31, 2001. There was $2,345,000 in Federal Funds purchased on December 31, 2000. During the first quarter of 2001, the Company had an average balance of Federal Funds purchased of $566,000. Advances from the Federal Home Loan Bank totaled $74,081,000 as of March 31, 2001 compared with $75,050,000 as of December 31, 2000. Notes payable declined to $12,700,000 on March 31, 2001 from $13,200,000 on December 31, 2000 as a result of principal payments made by the Company.

Nonperforming Assets

The Company's nonperforming assets totaled $4,080,000 (1.30 percent of total loans) as of March 31, 2001, compared to $3,523,000 (1.13 percent of total loans) as of December 31, 2000. All nonperforming asset totals and related ratios exclude the loan pool participations. The following table presents the categories of nonperforming assets as of March 31, 2001 compared with December 31, 2000:

                             Nonperforming Assets
                            (dollars in thousands)


                              March 31,  December 31,
                              2001       2000
                              ----       ----

Nonaccrual                    $2,683     $2,042
Loans 90 days past due           958        910
Other real estate owned          439        571
                              ------     ------
                              $4,080     $3,523
                              ======     ======


From December 31, 2000 to March 31, 2001, nonaccrual loans increased $641,000 as the result of concerns with the quality of a large agricultural line of credit. Loans ninety days past due increased $48,000. Other real estate owned decreased by $132,000 as property held in this category was sold. The Company's allowance for loan losses as of March 31, 2001 was $3,062,000, which was .98 percent of total loans as of that date. This compares with an allowance for loan losses of $2,933,000 as of December 31, 2000, which was .94 percent of total loans. As of March 31, 2001, the allowance for loan losses was 84.09 percent of nonperforming loans compared with 99.35 percent as of December 31, 2000. Based on the inherent risk in the loan portfolio, management believes that as of March 31, 2001, the allowance for loan losses is adequate. For the three months ended March 31, 2001, the Company's net loan charge-offs were $18,000 compared with net charge-offs of $607,000 during the quarter ended March 31, 2000. During the first quarter of 2000, MIC Financial charged off $350,000 compared with a net charge-off recovery of $9,000 in the first quarter of 2001.


Capital Resources

At March 31, 2001, total shareholders' equity was 9.7 percent of total assets compared with 9.6 percent as of December 31, 2000. As of March 31, 2001, the Company's Tier 1 Capital Ratio was 11.0 percent of risk-weighted assets and was
10.6 percent as of December 31, 2000, compared to a 4.0 percent regulatory requirement. Risk-based capital guidelines require the classification of assets and some off-balance-sheet items in terms of credit-risk exposure and the measuring of capital as percentage of the risk-adjusted asset totals. Tier 1 Capital is the Company's total common shareholders' equity reduced by goodwill. Management believes that, as of March 31, 2001, the Company and its subsidiary banks meet all capital adequacy requirements to which they are subject. As of that date, all the bank subsidiaries were "well capitalized" under regulatory prompt corrective action provisions. During the first quarter of 2001, the Company issued 31,854 shares of stock upon the exercise of stock options previously granted to employees.


Liquidity

Liquidity management involves meeting the cash flow requirements of depositors and borrowers. The Company conducts liquidity management on both a daily and long-term basis; and it adjusts its investments in liquid assets based on expected loan demand, projected loan maturities and payments, estimated cash flows from the loan pool participations, expected deposit flows, yields available on interest-bearing deposits, and the objectives of its asset/liability management program. The Company had liquid assets (cash and cash equivalents) of $20,627,000 as of March 31, 2001, compared with $15,517,000 as of December 31, 2000. Most of the increase during the quarter was in federal funds sold. Investment securities classified as available for sale could be sold to meet liquidity needs if necessary. Additionally, the bank subsidiaries maintain lines of credit with correspondent banks and the Federal Home Loan Bank that would allow them to borrow federal funds on a short-term basis if necessary. The Company also maintains a line of credit with a major commercial bank that provides liquidity for the purchase of loan pool participations and other corporate needs. Management believes that the Company has sufficient liquidity as of March 31, 2001 to meet the needs of borrowers and depositors.


Market Risk Management

Market risk is the risk of earnings volatility that results from adverse changes in interest rates and market prices. The Company's market risk is primarily comprised of interest rate risk arising from its core banking activities of lending and deposit taking. Interest rate risk is the risk that changes in market interest rates may adversely affect the Company's net interest income. Management continually develops and applies strategies to mitigate this risk. The Company has not experienced any material changes to its market risk position since December 31, 2000, from that disclosed in the Company's 2000 Form 10-K Annual Report. Management does not believe that the Company's primary market risk exposures and how those exposures were managed in the first three months of 2001 changed when compared to 2000.

The Company uses a third-party computer software simulation modeling program to measure its exposure to potential interest rate changes. For various assumed hypothetical changes in market interest rates, numerous other assumptions are made such as prepayment speeds on loans and securities backed by mortgages, the slope of the Treasury yield curve, the rates and volumes of the Company's deposits and the rates and volumes of the Company's loans. This analysis measures the estimated change in net interest income in the event of hypothetical changes in interest rates. This analysis of the Company's interest rate risk was presented in the Form 10-K filed by the Company for the year ended December 31, 2000.

Commitments and Contingencies

In the ordinary course of business, the Company is engaged in various issues involving litigation. Management believes that none of this litigation is material to the Company's results of operations.


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


Part II - Item 6.  Exhibits and Reports on Form 8-K.

(a) The following exhibits and financial statement schedules are filed as part of this report:

     Exhibits
     --------

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

     10.3 States Resources Corp. Loan Participation and Servicing Agreement dated February 5, 1999 between States Resources Corp. and Mahaska Investment Company. This agreement is incorporated herein by reference to the Form 10-K report filed by Mahaska Investment Company for the Year ended December 31, 1999.

     10.5 Amended and Restated Credit Agreement dated June 30, 2000 between Mahaska Investment Company and Harris Trust and Savings Bank. This Amended and Restated Credit Agreement is incorporated herein by reference to the Form 10-Q report filed by Mahaska Investment Company for the Quarter ended September 30, 2000.

     11        Computation of Per Share Earnings.


(b) Reports on Form 8-K: No reports on Form 8-K were required to be filed during the three months ended March 31, 2001.

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


                         Mahaska Investment Company
                         --------------------------
                              (Registrant)



                         By:/s/ Charles S. Howard
                            ---------------------
                              Charles S. Howard
                              Chairman, President, Chief Executive Officer

                              May 10, 2001
                              ------------
                              Dated



                         By:/s/ David A. Meinert
                            --------------------
                              David A. Meinert
                              Executive Vice President
                              and Chief Financial Officer
                              (Principal Accounting Officer)

                              May 10, 2001
                              ------------
                              Dated