Form 10-Q
period 2001-06-30
MAHASKA INVESTMENT CO
filed 2001-08-13
CIK 741390

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED                                         COMMISSION FILE NUMBER
JUNE 30, 2001                                                    0-24630





                           MAHASKA INVESTMENT COMPANY
             (Exact Name of Registrant as Specified in its Charter)




         IOWA                                            42-1003699
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



                      Yes   X                   No
                         -------                  ----------

As of July 31, 2001, there were 3,972,406 shares of common stock $5 par value outstanding.

PART I -- Item 1. Financial Statements

                           MAHASKA INVESTMENT COMPANY
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CONDITION

(unaudited)
(dollars in thousands, except for share amounts)                      June 30,   December 31,
                                                                        2001         2000
                                                                     ---------   ------------
                                   ASSETS
Cash and due from banks ..........................................   $   9,485    $  10,544
Interest-bearing deposits in banks ...............................       2,563        3,818
Federal funds sold ...............................................       4,380        1,155
                                                                     ---------    ---------
  Cash and cash equivalents ......................................      16,428       15,517
                                                                     ---------    ---------
Investment securities:
  Available for sale .............................................      64,197       60,758
  Held to maturity ...............................................      22,533       25,921
Loans ............................................................     315,116      312,081
Allowance for loan losses ........................................      (3,292)      (2,933)
                                                                     ---------    ---------
  Net loans ......................................................     311,824      309,148
                                                                     ---------    ---------
Loan pool participations .........................................      91,973       74,755
Premises and equipment, net ......................................       8,365        6,890
Accrued interest receivable ......................................       4,537        5,201
Goodwill and other intangible assets .............................      11,199       11,725
Other assets .....................................................       3,810        5,297
                                                                     ---------    ---------
    Total assets .................................................   $ 534,866    $ 515,212
                                                                     =========    =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Demand .........................................................   $  24,480    $  26,031
  NOW and Super NOW ..............................................      40,988       43,380
  Savings ........................................................      97,823       88,378
  Certificates of deposit ........................................     217,221      212,355
                                                                     ---------    ---------
    Total deposits ...............................................     380,512      370,144
Federal funds purchased ..........................................        --          2,345
Federal Home Loan Bank advances ..................................      86,862       75,050
Notes payable ....................................................      11,300       13,200
Other liabilities ................................................       5,243        5,178
                                                                     ---------    ---------
    Total liabilities ............................................     483,917      465,917
                                                                     ---------    ---------

Shareholders' equity:
  Common stock, $5 par value; authorized 20,000,000 shares; issued
    4,912,849 shares as of June 30, 2001 and December 31, 2000 ...      24,564       24,564
  Capital surplus ................................................      13,040       13,127
  Treasury stock at cost, 941,631 shares as of June 30, 2001,
    and 973,535 shares as of December 31, 2000 ...................     (11,480)     (11,869)
  Retained earnings ..............................................      23,882       23,102
  Accumulated other comprehensive income .........................         943          371
                                                                     ---------    ---------
    Total shareholders' equity ...................................      50,949       49,295
                                                                     ---------    ---------
    Total liabilities and shareholders' equity ...................   $ 534,866    $ 515,212
                                                                     =========    =========

See accompanying notes to consolidated financial statements.

                           MAHASKA INVESTMENT COMPANY
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME


(unaudited)                                                     Three Months Ended          Six Months Ended
(dollars in thousands, except per share)                             June 30,                     June 30,
                                                               --------------------       --------------------
                                                                 2001         2000          2001         2000
                                                               -------      -------       -------      -------
Interest income:
  Interest and fees on loans ............................      $ 6,304      $ 6,223       $12,771      $12,073
  Interest and discount on loan pools ...................        2,159        1,814         4,150        3,908
  Interest on bank deposits .............................           24           27            35           59
  Interest on federal funds sold ........................           87           54           162          127
  Interest on investment securities:
    Available for sale ..................................        1,111        1,080         2,125        2,108
    Held to maturity ....................................          381          445           786          905
                                                               -------      -------       -------      -------
      Total interest income .............................       10,066        9,643        20,029       19,180
                                                               -------      -------       -------      -------

Interest expense:
  Interest on deposits:
    NOW and Super NOW ...................................          143          198           311          385
    Savings .............................................          811          961         1,678        1,884
    Certificates of deposit .............................        3,135        2,569         6,257        5,002
  Interest on federal funds purchased ...................            -           44             9           79
  Interest on Federal Home Loan Bank advances ...........        1,291        1,061         2,498        2,066
  Interest on notes payable .............................          216          343           489          710
                                                               -------      -------       -------      -------
      Total interest expense ............................        5,596        5,176        11,242       10,126
                                                               -------      -------       -------      -------
      Net interest income ...............................        4,470        4,467         8,787        9,054
Provision for loan losses ...............................          354          270           501          421
                                                               -------      -------       -------      -------
      Net interest income after provision for loan losses        4,116        4,197         8,286        8,633
                                                               -------      -------       -------      -------

Noninterest income:
  Service charges .......................................          540          451         1,013          874
  Data processing income ................................           55           54           108          104
  Other operating income ................................          253          117           479          258
  Investment security gains (losses) ....................          395          (17)          393           17
                                                               -------      -------       -------      -------
      Total noninterest income ..........................        1,243          605         1,993        1,253
                                                               -------      -------       -------      -------

Noninterest expense:
  Salaries and employee benefits ........................        1,908        1,622         3,543        3,259
  Net occupancy .........................................          530          461         1,057          918
  Professional fees .....................................          427          199           621          352
  Goodwill amortization .................................          263          282           526          563
  Other operating expense ...............................          760          772         1,558        1,644
                                                               -------      -------       -------      -------
      Total noninterest expense .........................        3,888        3,336         7,305        6,736
                                                               -------      -------       -------      -------
      Income before income tax expense ..................        1,471        1,466         2,974        3,150
Income tax expense ......................................          492          495         1,003        1,066
                                                               -------      -------       -------      -------
      Net income ........................................      $   979      $   971       $ 1,971      $ 2,084
                                                               =======      =======       =======      =======

Earnings per common share - basic .......................      $  0.25      $  0.24       $  0.50      $  0.50
Earnings per common share - diluted .....................      $  0.24      $  0.24       $  0.49      $  0.50
Dividends per common share ..............................      $  0.15      $  0.15       $  0.30      $  0.30

See accompanying notes to consolidated financial statements.

                           MAHASKA INVESTMENT COMPANY
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME


(unaudited)                                                            Three Months Ended          Six Months Ended
(in thousands)                                                               June 30,                   June 30,
                                                                      --------------------       --------------------
                                                                       2001          2000         2001          2000
                                                                      ------        ------       ------        ------
Net income ..................................................         $ 979          $971        $1,971        $2,084
Other Comprehensive Income:
  Unrealized gains (losses) on securities available for sale:
    Unrealized holding gains (losses) arising
      during the period, net of tax .........................            71             -           818          (176)
    Less: reclassification adjustment for net (gains) losses
      included in net income, net of tax ....................          (247)           11          (246)          (13)
                                                                      -----          ----        ------        ------
Other comprehensive (loss) income, net of tax ...............          (176)           11           572          (189)
                                                                      -----          ----        ------        ------
Comprehensive income ........................................         $ 803          $982        $2,543        $1,895
                                                                      =====          ====        ======        ======


See accompanying notes to consolidated financial statements.

                           MAHASKA INVESTMENT COMPANY
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


(unaudited)                                                           Six Months Ended
(dollars in thousands)                                                    June 30,
                                                                  -----------------------
                                                                    2001           2000
                                                                  --------       --------
Cash flows from operating activities:
  Net income ...............................................      $  1,971       $  2,084
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization ..........................           932            857
    Provision for loan losses ..............................           501            421
    Investment securities gains ............................          (393)           (17)
    Loss (gain) on sale of premises and equipment ..........             3             (4)
    Amortization of investment securities and loans premiums           123            140
    Accretion of investment securities and loan discounts ..          (148)          (111)
    Decrease (increase) in other assets ....................         2,151         (1,987)
    (Decrease) increase in other liabilities ...............          (273)         1,575
                                                                  --------       --------
       Net cash provided by operating activities ...........         4,867          2,958
                                                                  --------       --------

Cash flows from investing activities:
  Investment securities available for sale:
    Proceeds from sales ....................................        14,910          4,884
    Proceeds from maturities ...............................         5,858          2,867
    Purchases ..............................................       (22,881)       (11,418)
  Investment securities held to maturity:
    Proceeds from maturities ...............................         3,435          4,049
    Purchases ..............................................             -         (2,211)
  Net increase in loans ....................................        (3,120)       (23,924)
  Purchases of loan pool participations ....................       (28,913)       (15,211)
  Principal recovery on loan pool participations ...........        11,695         22,919
  Purchases of premises and equipment ......................        (1,941)          (486)
  Proceeds from sale of premises and equipment .............             3             17
                                                                  --------       --------
       Net cash used in investing activities ...............       (20,954)       (18,514)
                                                                  --------       --------

Cash flows from financing activities:
  Net increase in deposits .................................        10,416            473
  Net (decrease) increase in federal funds purchased .......        (2,345)         4,235
  Federal Home Loan Bank advances ..........................        18,500         33,000
  Repayment of Federal Home Loan Bank advances .............        (6,784)       (25,531)
  Advances on notes payable ................................             -          1,900
  Principal payments on notes payable ......................        (1,900)        (4,800)
  Dividends paid ...........................................        (1,191)        (1,224)
  Purchases of treasury stock ..............................             -         (3,433)
  Proceeds from exercise of stock options ..................           302             24
                                                                  --------       --------
       Net cash provided by financing activities ...........        16,998          4,644
                                                                  --------       --------

       Net increase (decrease) in cash and cash equivalents            911        (10,912)

Cash and cash equivalents at beginning of period ...........        15,517         22,919
                                                                  --------       --------
Cash and cash equivalents at end of period .................      $ 16,428       $ 12,007
                                                                  ========       ========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest ...............................................      $ 11,280       $ 10,074
                                                                  ========       ========
    Income taxes ...........................................      $  1,035       $    298
                                                                  ========       ========

See accompanying notes to consolidated financial statements.

1.   Basis of Presentation

     The accompanying consolidated statements of income and the consolidated statements of comprehensive income for the three and the six months ended June 30, 2001 and 2000, the consolidated statements of cash flow for the six months ended June 30, 2001 and 2000, and the consolidated statements of condition as of December 31, 2000 and June 30, 2001 include the accounts and transactions of the Company and its five wholly-owned subsidiaries, Mahaska State Bank, Central Valley Bank, Pella State Bank, Midwest Federal Savings and Loan, and MIC Financial, Inc. All material intercompany balances and transactions have been eliminated in consolidation.

     The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2001, and the results of operations for the three months and six months ended June 30, 2001 and 2000, and cash flows for the six months ended June 30, 2001 and 2000.

     The results for the three months and the six months ended June 30, 2001 may not be indicative of results for the year ending December 31, 2001, or for any other period.

2.   Consolidated Statements of Cash Flows

     In the consolidated statements of cash flows, cash and cash equivalents include cash and due from banks, interest-bearing deposits with banks, and federal funds sold.

3.   Income Taxes

     Federal income tax expense for the three months and the six months ended June 30, 2001 and 2000 was computed using the consolidated effective federal tax rate. The Company also recognized income tax expense pertaining to state franchise taxes payable individually by the subsidiary banks.

4.   Earnings Per Common Share

     Basic earnings per common share computations are based on the weighted average number of shares of common stock actually outstanding during the period. The weighted average number of shares for the three-month periods ended June 30, 2001 and 2000 was 3,971,202 and 4,043,680, respectively. The weighted average number of shares outstanding for the six-month periods ended June 30, 2001 and 2000 was 3,962,386 and 4,166,253, respectively.
     Diluted earnings per share amounts are computed by dividing net income by the weighted average number of shares and all dilutive potential shares outstanding during the period. The computation of diluted earnings per share used a weighted average number of shares outstanding of 4,002,096 and 4,047,418 for the three months ended June 30, 2001 and 2000, respectively, and 3,991,143 and 4,178,178 for the six months ended June 30, 2001 and 2000, respectively.

5.   Impact of New Financial Accounting Standards

     Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - An Amendment to FASB Statement No. 133," were adopted by the Company beginning January 1, 2001. The adoption of the standards did not have a material effect on the Company's consolidated financial statements.

     SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities (a replacement of FASB Statement
     No. 125)," was issued in September 2000 and was adopted by the Company beginning April 1, 2001. The statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of the provisions of Statement No. 125 without reconsideration. The statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The adoption of the standard did not have a significant impact on the financial condition or results of operation of the Company.

     In July 2001, the FASB issued Statement No. 141, "Business Combinations," and Statement No. 142, "Goodwill and Other Intangible Assets." Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FAS Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

     The Company is required to adopt the provisions of Statement 141 immediately, and Statement 142 effective January 1, 2002. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized and tested for impairment in accordance with the appropriate pre-Statement 142 accounting requirements prior to the adoption of Statement 142.

     Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether it will be required to recognize the transitional impairment losses as the cumulative effect of a change in accounting principle.

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

7.   Sale of MIC Financial, Inc.

     On April 23, 1999, the Company announced that it had elected to seek a buyer for MIC Financial, Inc. ("MIC Financial"), its wholly-owned commercial finance subsidiary. A satisfactory agreement could not be reached with any potential buyers, so the decision was made to sell groups of leases and assets. As of June 30, 2001, MIC Financial's loan and lease portfolio totaled $1,258,000, less than 1 percent of the Company's total loans as of that date. Management continues to evaluate options on the remaining assets of MIC Financial.

PART I -- Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                           QUARTER ENDED JUNE 30, 2001

The Company recorded net income of $979,000 for the quarter ended June 30, 2001, compared with net income of $971,000 for the quarter ended June 30, 2000, an increase of $8,000. Basic earnings per share increased $.01 to $.25 for the second quarter of 2001 compared with $.24 in the second quarter of 2000. Diluted earnings per share was $.24 in the second quarter of 2001 and 2000. Weighted average shares outstanding were 3,971,202 and 4,043,680 for the second quarter of 2001 and 2000, respectively. The Company's return on average assets for the quarter ended June 30, 2001 was .74 percent compared with a return of .80 percent for the quarter ended June 30, 2000. The Company's return on average equity was 7.74 percent for the three months ended June 30, 2001 versus 8.04 percent for the three months ended June 30, 2000.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income is computed by subtracting total interest expense from total interest income. Fluctuations in net interest income can result from the changes in the volumes of assets and liabilities as well as changes in interest rates. Interest rates moved up throughout the year 2000. In order to retain and attract deposits, the Company was forced to pay higher rates that caused the cost of funds to increase throughout the year 2000. The first quarter of 2001 produced a series of interest rate reductions by the Federal Reserve. Additional reductions occurred in the second quarter of 2001. The Company's net interest income for the quarter ended June 30, 2001 increased $3,000 to $4,470,000 from $4,467,000 for the three months ended June 30, 2000. Total interest income was $423,000 or 4 percent higher in the second quarter of 2001 compared with the same period in 2000. The Company's total interest expense for the second quarter of 2001 increased $420,000 or 8 percent compared with the same period in 2000. The Company's net interest margin on a federal tax-equivalent basis for the second quarter of 2001 decreased to 3.69 percent from 4.04 percent in the second quarter of 2000. Net interest margin is a measure of the net return on interest-earning assets and is computed by dividing annualized net interest income by the average of total interest-earning assets for the period. The Company's overall yield on earning assets was 8.19 percent for the second quarter of 2001 compared to 8.32 percent for the second quarter of 2000. The rate on interest-bearing liabilities decreased in the second quarter of 2001 to
4.98 percent compared to 5.03 percent for the second quarter of 2000.

Interest income and fees on loans increased $80,000 or 1 percent in the second quarter of 2001 compared to the same period in 2000, mainly due to higher loan volumes. The average yield on loans decreased to 8.06 percent for the second quarter of 2001, compared to 8.32 percent in the second quarter of 2000. The yield on the Company's loan portfolio is affected by the amount of nonaccrual loans (which do not earn interest income), the mix of the portfolio (real estate loans generally have a lower overall yield than commercial and agricultural loans), the effects of competition and the interest rate environment on the amounts and volumes of new loan originations, and the mix of variable rate versus fixed rate loans in the Company's portfolio. The recent actions by the Federal Reserve to lower interest rates were not beneficial to the Company in the current period and will affect future periods as variable rate loans tied to prime have been adjusted downward and will produce less interest income. Competition for loans in the market areas served by the Company remains strong as customers seek to refinance loans to obtain lower interest rates. Average loans outstanding were $313,760,000 for the second quarter of 2001 compared with $298,307,000 for the second quarter of 2000, an increase of $15,453,000 or 5 percent.

Interest and discount income on loan pool participations increased $343,000 or 19 percent in the second quarter of 2001 compared with 2000, mainly due to higher collections associated with an increase in the volume of loan pool participations. Interest income and discount collected on the loan pool participations for the three months ended June 30, 2001 was $2,159,000 compared with $1,814,000 collected in the second quarter of 2000. The yield on loan pool participations was 11.5 percent for the second quarter of 2001 compared with
12.5 percent for the quarter ended June 30, 2000. The average loan pool participation balance was $17,127,000 or 29 percent higher in the second quarter of 2001 than in 2000 as a result of pool purchases in the fourth quarter of 2000 and during the second quarter of 2001. Newly purchased loan pools typically do not produce income for a period of up to 120 days from date of purchase, which significantly impacts the overall yield on pools. These loan pool participations are pools of performing and distressed and nonperforming loans that the Company has purchased at a discount from the aggregate outstanding principal amount of the underlying loans. Income is derived from this investment in the form of interest collected and the repayment of the principal in excess of the purchase cost which is herein referred to as "discount recovery." The Company recognizes interest income and discount recovery on its loan pool participations on a cash basis. The loan pool participations have traditionally been a high-yield activity for the Company, but this yield has fluctuated from period to period based on the amount of cash collection, discount recovery, and net collection expenses of the servicer in any given period. The income and yield on loan pool participations may vary in future periods due to the volume and discount rate on loan pools purchased.

Interest income on investment securities decreased $33,000 or 2 percent in the quarter ended June 30, 2001, compared with the quarter ended June 30, 2000 due to decreased interest rates. Interest income on investment securities totaled $1,492,000 for the second quarter of 2001 compared with $1,525,000 in 2000. The average balance of investments in 2001 was $96,423,000, up from $92,952,000 in the second quarter of 2000. The yield on the Company's investment portfolio in the second quarter of 2001 decreased to 6.48 percent from 7.04 percent in the comparable period of 2000.

Interest expense on deposits increased $360,000 in the second quarter of 2001 compared with 2000. This increase was mainly attributable to the growth in deposits and to increased interest rates on time certificates of deposit throughout 2000. The rates paid on certificates of deposit are fixed at the time of issuance and do not change until the certificate matures. Average interest-bearing deposits for the second quarter of 2001 increased $25,543,000 or 8 percent from the same period in 2000. Most of the increase was in interest-bearing checking accounts and certificates of deposit. The average balance of savings accounts was lower in the second quarter of 2001 than in 2000. The weighted average rate paid on interest-bearing deposits was 4.60 percent in the second quarter of 2001 compared with 4.53 percent in the second quarter of 2000. Reductions in interest rates should benefit the Company in future periods as rates paid on deposits move downward. Competition for deposits remains intense in the markets served by the Company. The full benefit of the downward movement in deposit rates may not be realized if the competitive environment forces the Company to pay above-market rates to attract or retain deposits.

Interest expense on borrowed funds increased a total of $58,000 in the second quarter of 2001 compared with 2000. Interest expense on Federal Home Loan Bank advances was $230,000 higher in the second quarter of 2001 reflecting the Company's greater utilization of this alternative funding method. The reduction in rates should benefit the Company as Federal Home Loan Bank advances reprice. Interest expense on notes payable decreased $128,000 in the second quarter of 2001 compared with 2000 reflecting lower average borrowings on the Company's commercial bank line of credit and decreased interest rates. The Company's notes payable line is variable with the national prime rate and reductions in this rate will lower the amount of interest expense incurred in the future.

Provision for Loan Losses

The Company recorded a provision for loan losses of $354,000 in the second quarter of 2001 compared with $270,000 in the second quarter of 2000. Management determines an appropriate provision based on its evaluation of the adequacy of the allowance for loan losses in relationship to a continuing review of problem loans, the current economic conditions, actual loss experience and industry trends. Management believes that the allowance for loan losses is adequate based on the inherent risk in the portfolio as of June 30, 2001; however, continued growth in the loan portfolio and the uncertainty of the general economy require that management continue to evaluate the adequacy of the allowance for loan losses and make additional provisions in future periods as deemed necessary.

Other Income

Other income results from the charges and fees collected by the Company from its customers for various services performed, data processing income received from nonaffiliated banks, and miscellaneous other income and gains (or losses) from the sale of investment securities held in the available for sale category. Total other income was $621,000 or 100 percent greater in the second quarter of 2001 compared with 2000. The largest part of the increase was attributable to gains recognized during the 2001 quarter on the sale of investment securities to fund loan pool purchases. Approximately $11,000,000 of investment securities was sold with a gain of $395,000 realized. Most of the remaining increase was due to higher service charge income and other operating income.

Other Expense

Total other noninterest expense for the quarter ended June 30, 2001 increased $589,000 compared to noninterest expense for the second quarter of 2000. Other expense includes all the costs incurred to operate the Company except for interest expense, the provision for loan losses and income tax expense. Salaries and benefits expense for the second quarter of 2001 increased $313,000 or 20 percent from 2000 as a result of an increase in the number of employees. As of

June 30, 2001, the Company had 170 full-time equivalent employees compared with 158 on June 30, 2000. Net occupancy and equipment expenses for the second quarter of 2001 increased $97,000 or 22 percent in comparison to 2000 with much of the increase due to additional facilities at Pella State Bank and also due to higher gas and electric utility costs. Professional fees for the quarter ended June 30, 2001 increased by $247,000 compared to 2000 as the Company utilized an outside firm to conduct a business process analysis and profit improvement study. This project was undertaken to identify opportunities to improve efficiency and reduce expenses in future periods and to increase revenues. The goal is to enhance the overall profitability of the Company and to increase returns to shareholders going forward. Findings and recommendations from the study will be implemented whenever feasible. Other operating expense decreased by $49,000 in the second quarter of 2001 compared with the recorded amount for the three months ended June 30, 2000. Other operating expense for the second quarter of 2000 was lower due to the recovery of $80,000 from a one-time assessment by the Treasurer of the State of Iowa to cover the losses on uninsured public fund deposits incurred when a bank in Carlisle, Iowa was declared insolvent and closed by the Iowa Superintendent of Banking in February 2000. The assessment was made on all Iowa banks based on the proportion of the average uninsured public funds on deposit in 1999. This assessment was fully refunded to the Company in the second quarter of 2000, thus reducing other operating expense for that period. If the refund of this assessment was excluded for 2000, other operating expense for the second quarter of 2001 would be $129,000 less that in the second quarter of 2000.

Income Tax Expense

The Company incurred income tax expense of $492,000 for the three months ended June 30, 2001 compared with $495,000 for the three months ended June 30, 2000. The effective income tax rate as a percent of income before taxes for the three months ended June 30, 2001 and 2000 was 33.4 percent and 33.8 percent, respectively.

                         SIX MONTHS ENDED JUNE 30, 2001

The Company earned net income of $1,971,000 during the first half of 2001 compared with $2,084,000 in the first six months of 2000. Net income was $113,000 or 5 percent lower for the six months ended June 30, 2001 in comparison to 2000. Basic earnings per share were $.50 for both 2001 and 2000. Diluted earnings per share were $.49 for the first six months of 2001 and were $.50 in 2000. Weighted average shares outstanding were 3,962,386 in 2001 and 4,166,253 in 2000. Weighted average diluted shares outstanding were 3,991,143 in 2001 compared with 4,178,178 in 2000. The return on average assets was .76 percent in 2001 and .86 percent in 2000. Return on average shareholders' equity was 7.90 percent for the first six months of 2001 compared with 8.49 percent in 2000.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income decreased $267,000 or 3 percent in the first half of 2001 compared with 2000. Total interest income for the six months ended June 30, 2001 increased $848,000 or 4 percent compared with 2000 while interest expense increased $1,116,000 or 11 percent in 2001 compared with 2000. The Company's net interest margin for the first half of 2001 decreased to 3.71 percent from 4.11 percent in 2000. The yield on earning assets for 2001 was 8.36 percent compared with 8.59 percent in 2000. The yields on the Company's variable-rate loans and other earning assets declined in the first half of 2001 reflecting the interest rate reductions by the Federal Reserve. The rate on interest-bearing liabilities for the first six months of 2001 increased to 5.11 percent from 4.96 percent in 2000. The average rates on certificates of deposit increased for 2001 compared to 2000 as a result of higher rates the Company was forced to pay throughout 2000. As certificates reprice in future periods, the cost of funds should decline.

Interest income and fees on loans increased $697,000 or 6 percent in the first half of 2001 compared to 2000 mainly due to higher loan volumes. The average yield on loans decreased minimally to 8.24 percent in 2001 from 8.28 percent in 2000. Average loans outstanding were $312,663,000 for 2001 compared with $292,332,000 in 2000, an increase of $20,331,000 or 7 percent.

Interest and discount income on loan pool participations increased $241,000 or 6 percent in 2001 compared with 2000, mainly due to the higher volume of loan pools. Interest income and discount collected on the loan pool participations for the first half of 2001 was $4,150,000 compared with $3,908,000 in 2000. The yield on loan pool participations declined to 11.4 percent in 2001 compared with
12.9 percent in 2000. The average loan pool participation balance was $73,361,000 in 2001 compared with $61,135,000 in 2000. The increase in average balance of $12,226,000 or 20 percent resulted from purchases of pools in the fourth quarter of 2000 and in the second quarter of 2001.

Interest income on investment securities decreased $102,000 or 3 percent in 2001 compared with 2000 primarily due to reduced interest rates. The interest rates on maturing securities were higher than the rates on new securities purchased in 2001. Interest income on investment securities was $2,911,000 in 2001 compared with $3,013,000 in 2000. The average balance of investments in 2001 was $92,479,000 compared with $92,827,000 in 2000. The overall yield on the Company's investment portfolio was 6.76 percent for the first six months of 2001 compared with 6.97 percent in 2000.

Interest expense on deposits increased $975,000 or 13 percent in the six months ended June 30, 2001 compared with 2000. This increase was mainly due to growth and increased interest rates on certificates of deposit. The average balance of certificates of deposit for the six months ended June 30, 2001 was $218,344,000 compared with $187,908,000 in 2000 while the average rate paid on certificates of deposit rose to 5.78 percent in 2001 compared with 5.35 percent in 2000. Volumes and interest rates on interest-bearing demand deposits and savings deposits were lower in the first six months of 2001 compared with 2000. The Company's overall rate paid on interest-bearing deposits was 4.72 percent in 2001 compared with 4.47 percent in 2000.

Interest expense on borrowed funds increased $140,000 or 5 percent in 2001 versus 2000 mainly due to higher balances of Federal Home Loan Bank advances. Interest expense incurred on the Federal Home Loan Bank advances increased $432,000 or 21 percent in 2001 as the average balance of advances increased $14,286,000 in comparison with 2000. Interest expense on notes payable decreased $221,000 or 31 percent in the first six months of 2001 reflecting both a reduction in the average amount borrowed and lower interest rates. Interest expense on federal funds purchased decreased $71,000 or 89 percent in 2001 mainly due to lower balances.

Provision for Loan Losses

A $501,000 provision for loan losses was recorded by the Company in the first half of 2001 compared with $421,000 in 2000. The additional provision of $80,000 was deemed necessary given the higher level of nonperforming assets, growth in the Company's loan portfolio, and concerns with overall economic conditions.

Other Income

Total other income increased $735,000 or 58 percent in 2001 compared with 2000. The largest single contribution to the increase was from the gain recognized on the sale of investment securities to fund loan pool participation purchases. The gain on sale of investment securities increased $376,000 in comparison with 2000. Service charge income increased $189,000 or 23 percent in 2001 due to higher fees and other operating income increased $171,000 or 55 percent in 2001 reflecting additional sales of credit life insurance and increased other fee income.

Other Expense

Noninterest expense increased $603,000 or 9 percent in the first half of 2001 compared with 2000. Salaries and benefits cost rose $312,000 or 10 percent primarily due to increased numbers of staff. The addition of the Pella State Bank facility as well as the expansion of services at Midwest Federal Savings resulted in an increase in employees and higher salaries and benefits expense. One of the goals of the profitability enhancement study was to review staffing levels and activities in order to maximize efficiency. It is anticipated that the findings of this study should result in more efficient utilization of personnel and adjusted staffing levels in future periods. Net occupancy expenses rose $189,000 or 22 percent in 2001 due to new facilities in Pella and the Fairfield, Iowa location of Central Valley Bank. The other major change in noninterest expense was a $307,000 increase in professional fees related to the aforementioned profitability enhancement study. The majority of this study is now completed with minimal additional costs projected in future periods.

Income Tax Expense

The Company incurred income tax expense of $1,003,000 for the first six months of 2001 compared with $1,066,000 in 2000 primarily due to higher income in 2000. The effective income tax rate as a percentage of income before taxes was 33.7 percent in 2001 and 33.8 percent in 2000.

FINANCIAL CONDITION

Total assets as of June 30, 2001 were $534,866,000, an increase of $19,654,000 or 4 percent from December 31, 2000. As of June 30, 2001, the Company had $4,380,000 in federal funds sold and no federal funds purchased compared with

$1,155,000 sold and $2,345,000 purchased as of December 31, 2000. The Company's liquidity needs are usually highest in the second and third quarters of each year due to seasonal loan demand and minimal deposit growth in the first nine months of the year. Federal funds are purchased on a short-term basis to meet this liquidity need.

Investment Securities

Investment securities available for sale increased $3,439,000 from December 31, 2000 to the June 30, 2001 total of $69,858,000 as securities were purchased for the portfolio. Investment securities classified as held to maturity declined to $22,533,000 as of June 30, 2001, compared with $25,921,000 on December 31, 2000, as the proceeds from maturities were reinvested in available for sale securities.

Loans

Loan volumes increased minimally in the first half of 2001, with total loans outstanding of $315,116,000 on June 30, 2001, reflecting growth of $3,035,000 or 1 percent from December 31, 2000. Loan growth during the period was substantially below forecast and lower than the 8 percent growth achieved in the first half of 2000 as loan demand softened. As of June 30, 2001, the Company's loan to deposit ratio (excluding loan pool investments) was 82.8 percent compared with a year-end 2000 loan to deposit ratio of 84.3 percent. The decrease in the loan to deposit ratio is attributable to higher percentage growth in deposits since December 31, 2000. Loans secured by real estate (including 1 to 4 family, multi-family, commercial and agricultural) comprised the largest category in the portfolio at approximately 66 percent of total loans. Agricultural loans were the next largest category at approximately 15 percent of total loans and commercial loans represented approximately 12 percent. Loans to individuals and other loans constituted approximately 7 percent. The June 30, 2001 percentage distribution by loan category remains consistent with December 31, 2000.

Loan Pool Participations

As of June 30, 2001, the Company had loan pool participations of $91,973,000, an increase of $17,218,000 or 23 percent from the December 31, 2000 balance of $74,755,000. The increase in the loan pool participations reflects the volume of pools purchased in the first half of 2001, primarily in the second quarter. During the second quarter of 2001, the Company purchased $28,313,000 in loan pools. No purchases were funded during the first quarter of 2001. The loan pool investment balance shown as an asset on the Company's Statement of Condition represents the discounted purchase cost of the loan pool participations. The average loan pool participation balance of $75,559,000 for the three months ended June 30, 2001 was $17,127,000 or 29 percent higher than the average balance of $58,432,000 for the second quarter of 2000. For the first six months of 2001, the Company's average loan pool participation balance was $73,361,000 compared with $61,135,000 in 2000.

Deposits

Total deposits as of June 30, 2001 were $380,512,000 compared with $370,144,000 as of December 31, 2000. Deposits grew $10,368,000 or 3 percent in the first half of 2001. Certificates of deposit are the largest category of deposits at June 30, 2001 representing approximately 57 percent of total deposits. Most of the growth in deposits during the period was in savings/money funds and in certificates of deposit. Demand deposits and interest-bearing NOW accounts decreased during the first half of the year. Deposits grew less than 1 percent during the second quarter of 2001, with growth noted primarily in demand deposits and savings/money fund accounts. NOW accounts and certificates of deposit declined during the second quarter of 2001.

Borrowed Funds/Notes Payable

The Company had no Federal Funds purchased on June 30, 2001. There was $2,345,000 in Federal Funds purchased on December 31, 2000. During the first half of 2001, the Company had an average balance of Federal Funds purchased of $282,000. Advances from the Federal Home Loan Bank totaled $86,862,000 as of June 30, 2001 compared with $75,050,000 as of December 31, 2000. Most of the additional advances were utilized to purchase loan pool participations. Notes payable declined to $11,300,000 on June 30, 2001 from $13,200,000 on December 31, 2000 as a result of principal payments made by the Company.

Nonperforming Assets

The Company's nonperforming assets totaled $4,833,000 (1.53 percent of total loans) as of June 30, 2001, compared to $3,523,000 (1.13 percent of total loans) as of December 31, 2000. All nonperforming asset totals and related ratios exclude the loan pool participations. The following table presents the categories of nonperforming assets as of June 30, 2001 compared with December 31, 2000:

                              Nonperforming Assets
                             (dollars in thousands)

                                                   June 30,         December 31,
                                                   2001             2000
                                                   ----             ----
Nonaccrual                                         $3,369           $2,042
Loans 90 days past due                              1,323              910
Other real estate owned                               141              571
                                                   ------           ------
                                                   $4,833           $3,523
                                                   ======           ======

From December 31, 2000 to June 30, 2001, nonaccrual loans increased $1,327,000 as the result of concerns with the quality of a large agricultural line of credit. Loans ninety days past due increased $413,000. Other real estate owned decreased by $430,000 as property held in this category was sold. The Company's allowance for loan losses as of June 30, 2001 was $3,292,000, which was 1.04 percent of total loans as of that date. This compares with an allowance for loan losses of $2,933,000 as of December 31, 2000, which was .94 percent of total loans. As of June 30, 2001, the allowance for loan losses was 70.16 percent of nonperforming loans compared with 99.35 percent as of December 31, 2000. Based on the inherent risk in the loan portfolio, management believes that as of June 30, 2001, the allowance for loan losses is adequate. For the three months ended June 30, 2001, the Company's net loan charge-offs were $124,000 or .16 percent of average loans outstanding on an annualized basis compared with net charge-offs of $204,000 during the quarter ended June 30, 2000. For the first six months of 2001, the Company had net loan charge-offs totaling $142,000 or .09 percent of average loans outstanding annualized. This compares with net charge-offs of $811,000 in the first half of 2000. During the first half of 2000, MIC Financial charged off $419,000 compared with a net charge-off recovery of $2,000 in the first half of 2001.

Capital Resources

At June 30, 2001, total shareholders' equity was 9.5 percent of total assets compared with 9.6 percent as of December 31, 2000. As of June 30, 2001, the Company's Tier 1 Capital Ratio was 10.2 percent of risk-weighted assets and was
10.6 percent as of December 31, 2000, compared to a 4.0 percent regulatory requirement. Risk-based capital guidelines require the classification of assets and some off-balance-sheet items in terms of credit-risk exposure and the measuring of capital as a percentage of the risk-adjusted asset totals. Tier 1 Capital is the Company's total common shareholders' equity reduced by goodwill. Management believes that, as of June 30, 2001, the Company and its subsidiary banks meet all capital adequacy requirements to which they are subject. As of that date, all the bank subsidiaries were "well capitalized" under regulatory prompt corrective action provisions. During the first half of 2001, the Company issued 31,904 shares of stock upon the exercise of stock options previously granted to employees.

Liquidity

Liquidity management involves meeting the cash flow requirements of depositors and borrowers. The Company conducts liquidity management on both a daily and long-term basis; and it adjusts its investments in liquid assets based on expected loan demand, projected loan maturities and payments, estimated cash flows from the loan pool participations, expected deposit flows, yields available on interest-bearing deposits, and the objectives of its asset/liability management program. The Company had liquid assets (cash and cash equivalents) of $16,428,000 as of June 30, 2001, compared with $15,517,000 as of December 31, 2000. Most of the increase during the quarter was in federal funds sold. Investment securities classified as available for sale could be sold to meet liquidity needs if necessary. Additionally, the bank subsidiaries maintain lines of credit with correspondent banks and the Federal Home Loan Bank that would allow them to borrow federal funds on a short-term basis if necessary. The Company also maintains a line of credit with a major commercial bank that provides liquidity for the purchase of loan pool participations and other corporate needs. Management believes that the Company has sufficient liquidity as of June 30, 2001 to meet the needs of borrowers and depositors.

Market Risk Management

Market risk is the risk of earnings volatility that results from adverse changes in interest rates and market prices. The Company's market risk is primarily comprised of interest rate risk arising from its core banking activities of lending and deposit taking. Interest rate risk is the risk that changes in market interest rates may adversely affect the Company's net interest income. Management continually develops and applies strategies to mitigate this risk. The Company has not experienced any material changes to its market risk position since December 31, 2000, from that disclosed in the Company's 2000 Form 10-K Annual Report. Management does not believe that the Company's primary market risk exposures and how those exposures were managed in the first six months of 2001 changed when compared to 2000.

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

Part II - Item 4. Submission of Matters to a vote of Security Holders.

The Company's annual meeting of shareholders was held on April 26, 2001. The record date for determination of shareholders entitled to vote at the meeting was February 22, 2001. There were 3,971,168 shares outstanding as of that date, each such share being entitled to one vote. At the shareholders' meeting the holders of 3,306,193 or 83.26 percent of the outstanding shares were represented in person or by proxy, which constituted a quorum. The following proposals were voted on at the meeting:

Proposal I - Election of Directors:
----------------------------------

Six directors were to be elected to serve for the specified term or until their successors shall have been elected and qualified. During the year 2000, there were three vacancies on the Company's board of directors caused by the death or resignation of the incumbents. In June of 2000, the board of directors filled the vacancies by the election of James G. Wake, Michael R. Welter and Edward C. Whitham to serve until the 2001 annual meeting. These gentlemen will serve the remaining terms of their predecessors. At the shareholders' meeting, the individuals received the number of votes set opposite their names:

                                                                      VOTE
                                                  FOR                 WITHHELD
                                                  ---                 --------
One-year term (2002):
      James G. Wake                               3,071,651           234,542

Two-year term (2003):
      Michael R. Welter                           3,220,239            85,954
      Edward C. Whitham                           3,214,520            91,673

Three-year term (2004):
      Richard R. Donahue                          3,217,272            88,921
      John P. Pothoven                            3,215,148            91,045
      John W. N. Steddom                          3,103,718           202,475


Proposal II - Ratification of Auditors' Appointment:
---------------------------------------------------

A vote was also taken on the ratification of the appointment of KPMG LLP as independent auditors of the Company for the fiscal year ending December 31, 2001. The results of the vote were as follows:

                                                   BROKER
     FOR             AGAINST        ABSTAIN        NON-VOTES
     ---             -------        -------        ---------
     3,024,603       137,478        144,112        0

Part II - Item 6. Exhibits and Reports on Form 8-K.

(a) The following exhibits and financial statement schedules are filed as part of this report:

     Exhibits
     --------

     3.1 Articles of Incorporation, as amended through April 30, 1998, of Mahaska Investment Company. The Articles of Incorporation, as of Mahaska Investment Company are incorporated by reference to the amended, Company's quarterly report on Form 10-Q for the quarter ended September 30, 1998.

     3.2 Bylaws of Mahaska Investment Company. The Amended and Restated Bylaws of Mahaska Investment Company dated July 23, 1998, are incorporated by reference to the Company's quarterly report on Form 10-Q for the Quarter ended September 30, 1998.

     10.1 Mahaska Investment Company Employee Stock Ownership Plan & Trust as restated and amended. This Plan & Trust is incorporated by year reference to the Company's Annual Report on Form 10-K for the ended December 31, 1994.

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

     11      Computation of Per Share Earnings.


(b) Reports on Form 8-K: No reports on Form 8-K were required to be filed during the three months ended June 30, 2001.

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


                            Mahaska Investment Company
                            --------------------------
                                   (Registrant)



                            By: /s/ Charles S. Howard
                                ---------------------
                                    Charles S. Howard
                                    Chairman, President, Chief Executive Officer

                                    August 10, 2001
                                    ---------------
                                    Dated



                            By: /s/ David A. Meinert
                                --------------------
                                    David A. Meinert
                                    Executive Vice President
                                    and Chief Financial Officer
                                    (Principal Accounting Officer)

                                    August 10, 2001
                                    ---------------
                                    Dated