Form 10-Q
period 2001-09-30
MAHASKA INVESTMENT CO
filed 2001-11-02
CIK 741390

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR QUARTER ENDED                                       COMMISSION FILE NUMBER
SEPTEMBER 30, 2001                                                 0-24630



                           MAHASKA INVESTMENT COMPANY
             (Exact Name of Registrant as Specified in its Charter)



         IOWA                                              42-1003699
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

                                 Yes  X          No____
                                     ----

As of October 31, 2001, there were 3,924,406 shares of common stock $5 par value outstanding.

PART I -- Item 1. Financial Statements

                           MAHASKA INVESTMENT COMPANY
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CONDITION

(unaudited)
(dollars in thousands, except for share amounts)                               September 30,      December 31,
                                                                                    2001               2000
                                                                               -------------      ------------
                                      ASSETS
Cash and due from banks ................................................       $     10,222       $    10,544
Interest-bearing deposits in banks .....................................              2,163             3,818
Federal funds sold .....................................................                 --             1,155
                                                                               ------------       -----------
    Cash and cash equivalents ..........................................             12,385            15,517
                                                                               ------------       -----------
Investment securities:
    Available for sale .................................................             45,738            60,758
    Held to maturity (fair value of $22,971 as of September 31, 2001
      and $26,234 as of December 31, 2000) .............................             22,114            25,921
Loans ..................................................................            321,330           312,081
Allowance for loan losses ..............................................             (3,262)           (2,933)
                                                                               ------------       -----------
    Net loans ..........................................................            318,068           309,148
                                                                               ------------       -----------
Loan pool participations ...............................................            101,438            74,755
Premises and equipment, net ............................................              8,270             6,890
Accrued interest receivable ............................................              4,868             5,201
Goodwill and other intangible assets ...................................             10,937            11,725
Other assets ...........................................................              5,086             5,297
                                                                               ------------       -----------
      Total assets .....................................................       $    528,904       $   515,212
                                                                               ============       ===========

                       LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
    Demand .............................................................       $     24,378       $    26,031
    NOW and Super NOW ..................................................             43,886            43,380
    Savings ............................................................             96,541            88,378
    Certificates of deposit ............................................            215,327           212,355
                                                                               ------------       -----------
      Total deposits ...................................................            380,132           370,144
Federal funds purchased ................................................              1,570             2,345
Federal Home Loan Bank advances ........................................             78,643            75,050
Notes payable ..........................................................             11,800            13,200
Other liabilities ......................................................              5,776             5,178
                                                                               ------------       -----------
      Total liabilities ................................................            477,921           465,917
                                                                               ------------       -----------

Shareholders' equity:
    Common stock, $5 par value; authorized 20,000,000 shares; issued
      4,912,849 shares as of September 30, 2001 and December 31, 2000                24,564            24,564
    Capital surplus ....................................................             13,038            13,127
    Treasury stock at cost, 988,443 shares as of September 30, 2001,
      and 973,535 shares as of December 31, 2000 .......................            (12,013)          (11,869)
    Retained earnings ..................................................             24,373            23,102
    Accumulated other comprehensive income .............................              1,021               371
                                                                               ------------       -----------
      Total shareholders' equity .......................................             50,983            49,295
                                                                               ------------       -----------
      Total liabilities and shareholders' equity .......................       $    528,904       $   515,212
                                                                               ============       ===========

See accompanying notes to consolidated financial statements.

                           MAHASKA INVESTMENT COMPANY
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

(unaudited)                                                               Three Months Ended         Nine Months Ended
(dollars in thousands, except per share amounts)                             September 30,             September 30,
------------------------------------------------                       ---------------------       ---------------------
                                                                         2001         2000          2001           2000
                                                                       -------       -------       -------       -------
Interest income:
    Interest and fees on loans .....................................   $ 6,271       $ 6,596       $19,042       $18,669
    Interest and discount on loan pools ............................     2,829         1,704         6,979         5,612
    Interest on bank deposits ......................................        13            25            48            84
    Interest on federal funds sold .................................        57            14           219           141
    Interest on investment securities:
      Available for sale ...........................................       741         1,067         2,866         3,175
      Held to maturity .............................................       360           441         1,146         1,346
                                                                       -------       -------       -------       -------
        Total interest income ......................................    10,271         9,847        30,300        29,027
                                                                       -------       -------       -------       -------

Interest expense:
    Interest on deposits:
      NOW and Super NOW ............................................       130           194           441           579
      Savings ......................................................       733           948         2,411         2,832
      Certificates of deposit ......................................     2,945         2,754         9,202         7,756
    Interest on federal funds purchased ............................        40            97            49           176
    Interest on Federal Home Loan Bank advances ....................     1,360         1,209         3,858         3,275
    Interest on notes payable ......................................       194           353           683         1,063
                                                                       -------       -------       -------       -------
        Total interest expense .....................................     5,402         5,555        16,644        15,681
                                                                       -------       -------       -------       -------
        Net interest income ........................................     4,869         4,292        13,656        13,346
Provision for loan losses ..........................................     1,006           319         1,507           740
                                                                       -------       -------       -------       -------
        Net interest income after provision for loan losses ........     3,863         3,973        12,149        12,606
                                                                       -------       -------       -------       -------
Noninterest income:
    Service charges ................................................       541           455         1,554         1,329
    Data processing income .........................................        48            48           156           152
    Other operating income .........................................       188           121           667           379
    Gains on sale of available for sale securities .................       579            --           972            17
                                                                       -------       -------       -------       -------
        Total noninterest income ...................................     1,356           624         3,349         1,877
                                                                       -------       -------       -------       -------

Noninterest expense:
    Salaries and employee benefits .................................     1,714         1,613         5,257         4,872
    Net occupancy ..................................................       555           472         1,612         1,390
    Professional fees ..............................................       205           155           826           507
    Goodwill amortization ..........................................       262           281           788           844
    Other operating expense ........................................       814           733         2,372         2,377
                                                                       -------       -------       -------       -------
        Total noninterest expense ..................................     3,550         3,254        10,855         9,990
                                                                       -------       -------       -------       -------
        Income before income tax expense ...........................     1,669         1,343         4,643         4,493
Income tax expense .................................................       582           416         1,585         1,482
                                                                       -------       -------       -------       -------
        Net income .................................................   $ 1,087       $   927       $ 3,058       $ 3,011
                                                                       =======       =======       =======       =======

Earnings per common share - basic ..................................   $  0.27       $  0.24       $  0.77       $  0.74
Earnings per common share - diluted ................................   $  0.27       $  0.24       $  0.77       $  0.74
Dividends per common share .........................................   $  0.15       $  0.15       $  0.45       $  0.45

See accompanying notes to consolidated financial statements

                           MAHASKA INVESTMENT COMPANY
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME


(unaudited)                                                         Three Months Ended     Nine Months Ended
(in thousands)                                                         September 30,          September 30,
                                                                   --------------------   --------------------
                                                                     2001        2000       2001        2000
                                                                   --------    --------   --------    --------
Net income ......................................................  $ 1,087     $   927    $ 3,058     $ 3,011
Other Comprehensive Income:
    Unrealized gains on securities available for sale:
      Unrealized holding gains arising during
        the period, net of tax ..................................      440         442      1,258         266
      Less: reclassification adjustment for net gains included
        in net income, net of tax ...............................     (362)         --       (608)        (13)
                                                                   -------     -------    -------     -------
Other comprehensive income, net of tax ..........................       78         442        650         253
                                                                   -------     -------    -------     -------
Comprehensive income ............................................  $ 1,165     $ 1,369    $ 3,708     $ 3,264
                                                                   =======     =======    =======     =======

See accompanying notes to consolidated financial statements.

                           MAHASKA INVESTMENT COMPANY
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)                                                                              Nine Months Ended
(dollars in thousands)                                                                      September 30,
                                                                                     ----------------------------
                                                                                        2001               2000
                                                                                     ---------           --------
Cash flows from operating activities:
    Net income .................................................................      $  3,058           $  3,011
    Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization ............................................         1,461              1,304
      Provision for loan losses ................................................         1,507                740
      Gains on sale of available for sale securities ...........................          (972)               (17)
      Loss (gain) on sale of premises and equipment ............................            53                 (8)
      Amortization of investment securities and loans premiums .................           185                190
      Accretion of investment securities and loan discounts ....................          (220)              (167)
      Decrease (increase) in other assets ......................................           544             (2,266)
      Increase in other liabilities ............................................           213              1,642
                                                                                      --------           --------
        Net cash provided by operating activities ..............................         5,829              4,429
                                                                                      --------           --------

Cash flows from investing activities:
    Investment securities available for sale:
      Proceeds from sales ......................................................        35,806              8,039
      Proceeds from maturities .................................................         6,513              3,901
      Purchases ................................................................       (25,291)           (13,028)
    Investment securities held to maturity:
      Proceeds from maturities .................................................         4,583              5,412
      Purchases ................................................................          (700)            (2,811)
    Net increase in loans ......................................................       (10,353)           (35,196)
    Purchases of loan pool participations ......................................       (77,703)           (16,616)
    Resale of loan pool participations .........................................        25,870                 --
    Principal recovery on loan pool participations .............................        25,150             26,603
    Purchases of premises and equipment ........................................        (2,145)              (805)
    Proceeds from sale of premises and equipment ...............................             3                 44
                                                                                      --------           --------
        Net cash used in investing activities ..................................       (18,267)           (24,457)
                                                                                      --------           --------

Cash flows from financing activities:
    Net increase in deposits ...................................................        10,052             10,495
    Net decrease in federal funds purchased ....................................          (775)            (1,065)
    Federal Home Loan Bank advances ............................................        27,500             36,000
    Repayment of Federal Home Loan Bank advances ...............................       (24,051)           (27,547)
    Advances on notes payable ..................................................         3,000              1,900
    Principal payments on notes payable ........................................        (4,400)            (5,200)
    Dividends paid .............................................................        (1,787)            (1,819)
    Purchases of treasury stock ................................................          (547)            (3,433)
    Proceeds from exercise of stock options ....................................           314                 24
                                                                                      --------           --------
        Net cash provided by financing activities ..............................         9,306              9,355
                                                                                      --------           --------

        Net decrease in cash and cash equivalents ..............................        (3,132)           (10,673)
Cash and cash equivalents at beginning of period ...............................        15,517             22,919
                                                                                      --------           --------
Cash and cash equivalents at end of period .....................................      $ 12,385           $ 12,246
                                                                                      ========           ========

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
      Interest .................................................................      $ 16,683           $ 15,348
                                                                                      ========           ========
      Income taxes .............................................................      $  1,133           $    719
                                                                                      ========           ========

See accompanying notes to consolidated financial statements.

1.   Basis of Presentation

     The accompanying consolidated statements of income and the consolidated statements of comprehensive income for the three and the nine months ended September 30, 2001 and 2000, the consolidated statements of cash flow for the nine months ended September 30, 2001 and 2000, and the consolidated statements of condition as of September 30, 2001 and December 31, 2000 include the accounts and transactions of the Company and its five wholly-owned subsidiaries, Mahaska State Bank, Central Valley Bank, Pella State Bank, Midwest Federal Savings and Loan, and MIC Financial, Inc. All material intercompany balances and transactions have been eliminated in consolidation.

     The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2001, and the results of operations for the three months and nine months ended September 30, 2001 and 2000, and cash flows for the nine months ended September 30, 2001 and 2000.

     The results for the three months and the nine months ended September 30, 2001 may not be indicative of results for the year ending December 31, 2001, or for any other period.

2.   Consolidated Statements of Cash Flows

     In the consolidated statements of cash flows, cash and cash equivalents include cash and due from banks, interest-bearing deposits with banks, and federal funds sold.

3.   Income Taxes

     Federal income tax expense for the three months and the nine months ended September 30, 2001 and 2000 was computed using the consolidated effective federal tax rate. The Company also recognized income tax expense pertaining to state franchise taxes payable individually by the subsidiary banks.

4.   Earnings Per Common Share

     Basic earnings per common share computations are based on the weighted average number of shares of common stock actually outstanding during the period. The weighted average number of shares for the three-month periods ended September 30, 2001 and 2000 was 3,965,326 and 3,939,314,
     respectively. The weighted average number of shares outstanding for the nine-month periods ended September 30, 2001 and 2000 was 3,963,377 and 4,090,055, respectively. Diluted earnings per share amounts are computed by dividing net income by the weighted average number of shares and all dilutive potential shares outstanding during the period. The computation of diluted earnings per share used a weighted average number of shares outstanding of 4,009,252 and 3,940,773 for the three months ended September 30, 2001 and 2000, respectively, and 3,996,971 and 4,095,766 for the nine months ended September 30, 2001 and 2000, respectively.

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

     In July 2001, the FASB issued Statement No. 141, "Business Combinations," and Statement No. 142, "Goodwill and Other Intangible Assets." Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

     The Company is required to adopt the provisions of Statement 141 immediately, and Statement 142 effective January 1, 2002. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized and tested for impairment in accordance with the appropriate pre-Statement 142 accounting requirements prior to the adoption of Statement 142.

     The expected amount of goodwill on January 1, 2002, is approximately $9,351,000 and the expected amount of other intangible assets as of that date is $1,324,000. We are currently evaluating the additional requirements of SFAS 141 and 142 to determine their potential impact on our consolidated financial statements.

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

7.   Sale of MIC Financial, Inc.

     On April 23, 1999, the Company announced that it had elected to seek a buyer for MIC Financial, Inc. ("MIC Financial"), its wholly-owned commercial finance subsidiary. A satisfactory agreement could not be reached with any potential buyers, so the decision was made to sell groups of leases and assets. As of September 30, 2001, MIC Financial's loan and lease portfolio totaled $1,146,000, less than 1 percent of the Company's total loans as of that date. Management is in the process of collecting the remaining assets of MIC Financial and it is expected that the entity will ultimately be liquidated.

PART I -- Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                        QUARTER ENDED SEPTEMBER 30, 2001

The Company recorded net income of $1,087,000 for the quarter ended September 30, 2001, compared with net income of $927,000 for the quarter ended September 30, 2000, a 17 percent increase totaling $160,000. Basic and diluted earnings per share increased $.03 to $.27 for the third quarter of 2001 compared with $.24 in the third quarter of 2000. Weighted average shares outstanding were 3,965,326 and 3,939,314 for the third quarter of 2001 and 2000, respectively. The Company's return on average assets for the quarter ended September 30, 2001 was .80 percent compared with a return of .74 percent for the quarter ended September 30, 2000. The Company's return on average shareholders' equity was
8.44 percent for the three months ended September 30, 2001 versus 7.64 percent for the three months ended September 30, 2000.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income is computed by subtracting total interest expense from total interest income. Fluctuations in net interest income can result from the changes in the volumes of assets and liabilities as well as changes in interest rates. Interest rates moved up throughout the year 2000. In order to retain and attract deposits, the Company was forced to pay higher rates that caused the cost of funds to increase throughout the year 2000. Through the first nine months of 2001, the Federal Reserve reduced interest rates. The Company's net interest income for the quarter ended September 30, 2001 increased $577,000 to $4,869,000 from $4,292,000 for the three months ended September 30, 2000. Total interest income was $424,000 or 4 percent higher in the third quarter of 2001 compared with the same period in 2000. The Company's total interest expense for the third quarter of 2001 decreased $153,000 or 3 percent compared with the same period in 2000. The Company's net interest margin on a federal tax-equivalent basis for the third quarter of 2001 increased to 3.92 percent from 3.77 percent in the third quarter of 2000. Net interest margin is a measure of the net return on interest-earning assets and is computed by dividing annualized net interest income by the average of total interest-earning assets for the period. The Company's overall yield on earning assets was 8.20 percent for the third quarter of 2001 compared to 8.55 percent for the third quarter of 2000. The rate on interest-bearing liabilities decreased in the third quarter of 2001 to 4.71 percent compared to 5.25 percent for the third quarter of 2000.

Interest income and fees on loans decreased $325,000 or 5 percent in the third
---------------------------------
quarter of 2001 compared to the same period in 2000, mainly due to lower interest rates on loans. During the third quarter of 2001, the Company reversed interest of approximately $42,000 on loans that were placed on a nonaccrual status. The average yield on loans decreased to 7.82 percent for the third quarter of 2001, compared to 8.43 percent in the third quarter of 2000. The yield on the Company's loan portfolio is affected by the amount of nonaccrual loans, the mix of the portfolio (real estate loans generally have a lower overall yield than commercial and agricultural loans), the effects of competition and the interest rate environment on the amounts and volumes of new loan originations, and the mix of variable rate versus fixed rate loans in the Company's portfolio. The recent actions by the Federal Reserve to lower interest rates were not beneficial to the Company in the current period and will affect future periods as variable rate loans tied to prime have been adjusted downward and will produce less interest income. Competition for loans in the market areas served by the Company remains strong as customers seek to refinance loans to obtain lower interest rates. Average loans outstanding increased to $318,334,000 for the third quarter of 2001 compared with $311,139,000 for the third quarter of 2000, an increase of $7,195,000 or 2 percent.

Interest and discount income on loan pool participations increased $1,125,000 or
--------------------------------------------------------
66 percent in the third quarter of 2001 compared with 2000, mainly due to higher collections associated with an increase in the volume of loan pool participations. Interest income and discount claimed on the loan pool participations for the three months ended September 30, 2001 was $2,829,000 compared with $1,704,000 claimed in the third quarter of 2000. The yield on loan pool participations was 11.3 percent for the third quarter of 2001 compared with
11.7 percent for the quarter ended September 30, 2000. The average loan pool participation balance was $41,872,000 or 72 percent higher in the third quarter of 2001 than in 2000 as a result of pool purchases in the fourth quarter of 2000 and during the second and third quarters of 2001. Newly purchased loan pools typically do not produce income for a period of up to 120 days from date of purchase, which significantly impacts the overall yield on pools. These loan pool participations are pools of performing, nonperforming, and distressed loans that the Company has purchased at a discount from the aggregate outstanding principal amount of the underlying loans. Income is derived from this investment in the form of interest collected and the repayment of the principal in excess of the purchase cost which is herein referred to as "discount recovery." The Company recognizes interest income and discount recovery on its loan pool participations on a cash basis. The loan pool participations have traditionally been a high-yield activity for the Company, but this yield has fluctuated from period to period based on the amount of cash collection, discount recovery, and net collection expenses of the servicer in any given period. The income and yield on loan pool participations may vary in future periods due to the volume and discount rate on loan pools purchased.

Interest income on investment securities decreased $407,000 or 27 percent in the
----------------------------------------
quarter ended September 30, 2001, compared with the quarter ended September 30, 2000 due to lower volumes of investment securities and also due to decreased interest rates. Interest income on investment securities totaled $1,101,000 for the third quarter of 2001 compared with $1,508,000 in 2000. The average balance of investments in 2001 was $73,749,000, a decrease from $90,993,000 in the third quarter of 2000. The yield on the Company's investment portfolio in the third quarter of 2001 decreased to 6.36 percent from 7.02 percent in the comparable period of 2000.

Interest expense on deposits decreased $88,000 in the third quarter of 2001
----------------------------
compared with 2000. This decrease was mainly attributable to the reduction in interest rates paid to depositors. Interest expense attributable to increased volumes of savings and time deposits somewhat offset the lower interest rates. Average interest-bearing deposits for the third quarter of 2001 increased $24,376,000 or 7 percent from the same period in 2000. The weighted average rate paid on interest-bearing deposits was 4.28 percent in the third quarter of 2001 compared with 4.72 percent in the third quarter of 2000. Reductions in interest rates should benefit the Company in future periods as rates paid on deposits move downward. Competition for deposits remains intense in the markets served by the Company. The full benefit of the downward movement in deposit rates may not be realized if the competitive environment forces the Company to pay above-market rates to attract or retain deposits.

Interest expense on borrowed funds decreased a total of $65,000 in the third
----------------------------------
quarter of 2001 compared with 2000. Interest expense on Federal Home Loan Bank advances was $151,000 higher in the third quarter of 2001 reflecting the Company's greater utilization of this alternative funding method. The weighted-average rate paid on Federal Home Loan Bank advances decreased to 6.30 percent in the third quarter of 2001 compared with 6.71 percent in the third quarter of 2000 due to reductions in the interest rate environment. The continued reduction in rates should benefit the Company as Federal Home Loan Bank advances reprice. Interest expense on notes payable decreased $159,000 in the third quarter of 2001 compared with 2000 reflecting lower average borrowings on the Company's commercial bank line of credit and decreased interest rates. The average rate paid during the third quarter of 2001 was 6.14 percent compared with 9.29 percent in the quarter ended September 30, 2000. The Company's notes payable line is variable with the national prime rate and reductions in this rate will lower the amount of interest expense incurred in the future. Interest expense on federal funds purchased decreased $57,000 in the third quarter of 2001 compared with 2000 reflecting both lower interest rates and reduced borrowing during the period. Interest rates on federal funds purchased averaged
4.01 percent in the quarter ended September 30, 2001 compared with 6.92 percent in the third quarter of 2000.

Provision for Loan Losses

The Company recorded a provision for loan losses of $1,006,000 in the third quarter of 2001 compared with $319,000 in the third quarter of 2000. The $687,000 increase in the third quarter of 2001 was primarily the result of deterioration and the subsequent charge-off of $1,000,000 in one agricultural line of credit. Management determines an appropriate provision based on its evaluation of the adequacy of the allowance for loan losses in relationship to a continuing review of problem loans, the current economic conditions, actual loss experience and industry trends. Management believes that the allowance for loan losses is adequate based on the inherent risk in the portfolio as of September 30, 2001; however, continued growth in the loan portfolio and the uncertainty of the general economy require that management continue to evaluate the adequacy of the allowance for loan losses and make additional provisions in future periods as deemed necessary.

Noninterest Income

Noninterest income results from the charges and fees collected by the Company from its customers for various services performed, data processing income received from nonaffiliated banks, and miscellaneous other income and gains (or losses) from the sale of investment securities held in the available for sale category. Total noninterest income was $732,000 or 118 percent greater in the third quarter of 2001 compared with 2000. The largest part of the increase was attributable to gains recognized during the 2001 quarter on the sale of investment securities to fund loan pool purchases. Approximately $19,067,000 of investment securities was sold with a gain of $579,000 realized. Most of the remaining increase was due to higher service charge income and other operating income.

Noninterest Expense

Total noninterest expense for the quarter ended September 30, 2001 increased $296,000 compared to noninterest expense for the third quarter of 2000. Noninterest expense includes all the costs incurred to operate the Company except for interest expense, the provision for loan losses and income tax expense. Salaries and benefits expense for the third quarter of 2001 increased $101,000 or 6 percent from 2000 as a result of higher salary and benefit costs in the current period. As of September 30, 2001, the Company had 165 full-time equivalent employees, which is comparable with September 30, 2000. Net occupancy and equipment expenses for the third quarter of 2001 increased $83,000 or 18 percent in comparison to 2000 with much of the increase due to additional facilities at Pella State Bank and also due to utility costs. Professional fees for the three months ended September 30, 2001 increased by $50,000 compared to 2000 as the Company utilized an outside firm to conduct a business process analysis and profit improvement study. This project was undertaken to identify opportunities to improve efficiency and reduce expenses in future periods and to increase revenues. The goal is to enhance the overall profitability of the Company and to increase returns to shareholders going forward. Findings and recommendations from the study will be implemented whenever feasible. Other operating expense increased by $81,000 or 11 percent in the third quarter of 2001 compared with the recorded amount for the three months ended September 30, 2000 mainly due to the write-off of the remaining leasehold improvements of the relocated grocery store branch of Central Valley Bank.

Income Tax Expense

The Company incurred income tax expense of $582,000 for the three months ended September 30, 2001 compared with $416,000 for the three months ended September 30, 2000. The effective income tax rate as a percent of income before taxes for the three months ended September 30, 2001 and 2000 was 34.9 percent and 31.0 percent, respectively.

                      NINE MONTHS ENDED SEPTEMBER 30, 2001

The Company earned net income of $3,058,000 during the first nine months of 2001 compared with $3,011,000 in the first nine months of 2000. Net income was $47,000 or 2 percent greater for the nine months ended September 30, 2001 in comparison to 2000. Basic and diluted earnings per share were $.77 for 2001 compared with basic and diluted earnings per share of $.74 for the first nine months of 2000. Weighted average shares outstanding in 2001 were 3,963,377 and 4,090,055 in 2000. Weighted average diluted shares outstanding were 3,996,971 in 2001 compared with 4,095,766 in 2000. The return on average assets for the first nine months of 2001 was .78 percent in 2001 and .82 percent in 2000. Return on average shareholders' equity was 8.08 percent for the first nine months of 2001 compared with 8.21 percent in 2000.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income increased $310,000 or 2 percent in the first nine months of 2001 compared with 2000. Total interest income for the nine months ended September 30, 2001 increased $1,273,000 or 4 percent compared with 2000 while interest expense increased $963,000 or 6 percent in 2001 compared with 2000. The Company's net interest margin for the first nine months of 2001 decreased to
3.78 percent from 4.00 percent in 2000. The yield on earning assets for 2001 was
8.30 percent compared with 8.59 percent in 2000. The yields on the Company's variable-rate loans and other earning assets declined in the first nine months of 2001 reflecting the interest rate reductions by the Federal Reserve. The rate on interest-bearing liabilities for the first nine months of 2001 also decreased to 4.98 percent from 5.06 percent in 2000. The average rates on certificates of deposit increased for 2001 compared to 2000 as a result of higher rates the Company was forced to pay throughout 2000. As certificates mature in future periods, the rates paid on these deposits should decline depending on the national interest rate environment and the effects of local market competition.

Interest income and fees on loans increased $373,000 or 2 percent in the first
---------------------------------
nine months of 2001 compared to 2000 mainly due to higher loan volumes. The average yield on loans decreased to 8.09 percent in 2001 from 8.35 percent in 2000. Average loans outstanding were $314,574,000 for 2001 compared with $298,646,000 in 2000, an increase of $15,928,000 or 5 percent.

Interest and discount income on loan pool participations increased $1,367,000 or
--------------------------------------------------------
24 percent in 2001 compared with 2000, mainly due to the higher volume of loan pools. Interest income and discount earned on the loan pool participations for the first nine months of 2001 was $6,979,000 compared with $5,612,000 in 2000. The yield on loan pool participations declined to 11.3 percent in 2001 compared with 12.5 percent in 2000. The average loan pool participation balance was $82,248,000 in 2001 compared with $60,036,000 in 2000. The increase in average balance of $22,212,000 or 37 percent resulted from purchases of pools in the fourth quarter of 2000 and in the second and third quarters of 2001.

Interest income on investment securities decreased $509,000 or 11 percent in
----------------------------------------
2001 compared with 2000 primarily due to lower balances and reduced interest rates. The interest rates on maturing securities were higher than the rates on new securities purchased year-to-date in 2001. Interest income on investment securities was $4,012,000 in 2001 compared with $4,521,000 in 2000. The average balance of investments in 2001 was $86,167,000 compared with $92,211,000 in 2000. The overall yield on the Company's investment portfolio was 6.64 percent for the first nine months of 2001 compared with 6.98 percent in 2000.

Interest expense on deposits increased $887,000 or 8 percent in the nine months
----------------------------
ended September 30, 2001 compared with 2000. This increase was mainly due to growth and increased interest rates on certificates of deposit. The average balance of certificates of deposit for the nine months ended September 30, 2001 was $217,381,000 compared with $190,199,000 in 2000 while the average rate paid on certificates of deposit rose to 5.66 percent in 2001 compared with 5.45 percent in 2000. Volumes and interest rates on interest-bearing demand deposits and savings deposits were lower in the first nine months of 2001 compared with

2000. The Company's overall rate paid on interest-bearing deposits was 4.58 percent for the first nine months of 2001 compared with 4.55 percent in 2000.

Interest expense on borrowed funds increased $76,000 or 2 percent in 2001 versus
----------------------------------
2000 mainly due to higher balances of Federal Home Loan Bank advances. Interest expense incurred on the Federal Home Loan Bank advances increased $583,000 or 18 percent in 2001 as the average balance of advances increased $14,180,000 in comparison with 2000. The average rate paid on Federal Home Loan Bank advances declined somewhat in the first nine months of 2001 to 6.38 percent compared with
6.56 percent for the nine months ended September 30, 2000. Interest expense on notes payable decreased $380,000 or 36 percent in the first nine months of 2001 reflecting both a reduction in the average amount borrowed and lower interest rates. The average rate on notes payable was 7.23 percent for the nine months ended September 30, 2001, compared with 8.95 percent for the first nine months of 2000. Federal funds purchased decreased $127,000 or 72 percent in 2001 due to lower balances and lower interest rates.

Provision for Loan Losses

The provision for loan losses recorded by the Company in the first nine months of 2001 was $1,507,000 compared with $740,000 in 2000. The additional $767,000 provision in 2001 was deemed necessary due to a $1,000,000 charge-off of one agricultural line of credit in the third quarter of 2001. The Company's provision for loan losses reflects management's determination of the adequacy of the allowance for loan losses in view of the amount of nonperforming assets, growth in the Company's loan portfolio, net loan charge-offs, and overall economic conditions.

Noninterest Income

Total noninterest income increased $1,472,000 or 78 percent in 2001 compared with 2000. The largest single contribution to the increase was from the gain recognized on the sale of investment securities, which increased $955,000 in comparison with 2000. During the second and third quarters of 2001, investment securities were sold and the proceeds were reinvested in loan pool participations. Service charge income increased $225,000 or 17 percent in 2001 due to higher fees and other operating income increased $288,000 or 76 percent in 2001 reflecting additional sales of credit life insurance and increased other fee income.

Noninterest Expense

Noninterest expense increased $865,000 or 9 percent in the first nine months of 2001 compared with 2000. Salaries and benefits cost rose $385,000 or 8 percent due to higher salary and benefit costs as well as an increase in the average number of employees. The average number of full-time equivalent employees for the first nine months of 2001 was 166 compared with an average of 159 for the nine months ended September 30, 2000. The addition of the Pella State Bank facility as well as the expansion of services at Midwest Federal Savings resulted in an increase in employees and higher salaries and benefits expense. One of the goals of the profitability enhancement study was to review staffing levels and activities in order to maximize efficiency. It is anticipated that the findings of this study should result in more efficient utilization of personnel and adjusted staffing levels in future periods. Net occupancy expenses rose $222,000 or 16 percent in 2001 due to new facilities in Pella and the Fairfield, Iowa location of Central Valley Bank. The other major change in noninterest expense was a $319,000 increase in professional fees primarily related to the aforementioned profitability enhancement study. The majority of this study is now completed with minimal additional costs projected in future periods.

Income Tax Expense

The Company incurred income tax expense of $1,585,000 for the first nine months of 2001 compared with $1,482,000 in 2000 primarily due to higher income in 2001. The effective income tax rate as a percentage of income before taxes was 34.1 percent in 2001 and 33.0 percent in 2000.

FINANCIAL CONDITION

Total assets as of September 30, 2001 were $528,904,000, an increase of $13,692,000 or 3 percent from December 31, 2000.

Investment Securities

Investment securities available for sale decreased $15,020,000 from December 31, 2000 to $45,738,000 on September 30, 2001. Securities were sold to reposition the Company's balance sheet through the purchase of loan pool participations and to fund loan demand. Management does not plan to significantly further reduce the level of investment securities available for sale. Investment securities classified as held to maturity declined to $22,114,000 as of September 30, 2001, compared with $25,921,000 on December 31, 2000, as the proceeds from maturities were reinvested in available for sale securities.

Loans

Loan volumes increased $9,249,000 in the first nine months of 2001, with total loans outstanding of $321,330,000 on September 30, 2001, reflecting growth of 3 percent from December 31, 2000. Loan growth during the period was 5 percent below forecast and lower than the 12 percent growth achieved in the first nine months of 2000 as loan demand softened. As of September 30, 2001, the Company's loan to deposit ratio (excluding loan pool investments) was 84.5 percent compared with a year-end 2000 loan to deposit ratio of 84.3 percent. Loans secured by real estate (including 1 to 4 family, multi-family, commercial and agricultural) comprised the largest category in the portfolio at approximately 68 percent of total loans. Agricultural loans were the next largest category at approximately 15 percent of total loans and commercial loans represented approximately 12 percent. Loans to individuals and other loans constituted approximately 5 percent. As of September 30, 2001, real estate loans as a percentage of total loans increased approximately 2 percent and loans to individuals decreased approximately 2 percent in comparison with the percentage distribution by loan category as of December 31, 2000.

Loan Pool Participations

As of September 30, 2001, the Company had loan pool participations of $101,438,000, an increase of $26,683,000 or 36 percent from the December 31, 2000 balance of $74,755,000. The increase in the loan pool participations reflects the volume of pools purchased in 2001, primarily in the second and third quarters. During the second quarter of 2001, the Company purchased $28,312,000 in loan pools. Pool purchases totaled $48,790,000 in the third quarter. Some of the pools purchased in the third quarter were acquired with the intent to resell them. Loans having a cost of $25,870,000 were sold during the third quarter of 2001. The loan pool investment balance shown as an asset on the Company's Statement of Condition represents the discounted purchase cost of the loan pool participations. The average loan pool participation balance of $99,733,000 for the three months ended September 30, 2001 was $41,872,000 or 72 percent higher than the average balance of $57,861,000 for the third quarter of 2000. For the first nine months of 2001, the Company's average loan pool participation balance was $82,248,000 compared with $60,036,000 in 2000.

Deposits

Total deposits as of September 30, 2001 were $380,132,000 compared with $370,144,000 as of December 31, 2000. Deposits grew $9,988,000 or 3 percent in the first nine months of 2001. Certificates of deposit are the largest category of deposits at September 30, 2001 representing approximately 57 percent of total deposits. Most of the growth in deposits during the period was in savings/money funds and in certificates of deposit. Demand deposits decreased during the first nine months of the year. Total deposits declined slightly during the third quarter of 2001.

Borrowed Funds/Notes Payable

The Company had $1,570,000 Federal Funds purchased on September 30, 2001. There was $2,345,000 in Federal Funds purchased on December 31, 2000. During the first nine months of 2001, the Company had an average balance of Federal Funds purchased of $1,517,000. Advances from the Federal Home Loan Bank totaled $78,643,000 as of September 30, 2001 compared with $75,050,000 as of December 31, 2000. Most of the additional advances were utilized to purchase loan pool participations. Notes payable declined to $11,800,000 on September 30, 2001 from $13,200,000 on December 31, 2000 as a result of principal payments. Effective August 24, 2001, the Company amended its credit agreement whereby the interest rate on its notes payable was reduced to .80 percent below the prime rate and the maturity of the revolving portion of the credit line was extended to June 30, 2002.

Nonperforming Assets

The Company's nonperforming assets totaled $5,250,000 (1.63 percent of total loans) as of September 30, 2001, compared to $3,523,000 (1.13 percent of total loans) as of December 31, 2000. All nonperforming asset totals and related ratios exclude the loan pool participations. The following table presents the categories of nonperforming assets as of September 30, 2001 compared with December 31, 2000:

                              Nonperforming Assets
                             (dollars in thousands)


                                      September 30,            December 31,
                                      2001                     2000
                                      ------                   ------
Nonaccrual                            $4,018                   $2,042
Loans 90 days past due                 1,079                      910
Other real estate owned                  153                      571
                                      ------                   ------
                                      $5,250                   $3,523
                                      ======                   ======

From December 31, 2000 to September 30, 2001, nonaccrual loans increased $1,976,000 primarily as the result of loans made to investors in a large cattle-feeding operation being placed on a nonaccrual status during the third quarter at the direction of the Federal Deposit Insurance Corporation. It is anticipated that most of these loans will be returned to performing status once a satisfactory repayment plan is completed. During the third quarter of 2001, $1,000,000 of a large agricultural line that had been on a nonaccrual status was charged-off. Loans ninety days past due increased $169,000. Other real estate owned decreased by $418,000 as property held in this category was sold. The Company's allowance for loan losses as of September 30, 2001 was $3,262,000, which was 1.02 percent of total loans as of that date. This compares with an allowance for loan losses of $2,933,000 as of December 31, 2000, which was .94 percent of total loans. As of September 30, 2001, the allowance for loan losses was 64.00 percent of nonperforming loans compared with 99.35 percent as of December 31, 2000. Based on the inherent risk in the loan portfolio, management believes that as of September 30, 2001, the allowance for loan losses is adequate. For the three months ended September 30, 2001, the Company's net loan charge-offs were $1,036,000 or 1.29 percent of average loans outstanding on an annualized basis compared with net charge-offs of $610,000 during the quarter ended September 30, 2000. For the first nine months of 2001, the Company had net loan charge-offs totaling $1,178,000 or .50 percent of average loans outstanding annualized. This compares with net charge-offs of $1,421,000 in the first nine months of 2000. During the first nine months of 2000, MIC Financial charged off $620,000 compared with a net charge-off of $10,000 through September 30, 2001.

Capital Resources

Total shareholders' equity was 9.6 percent of total assets as of September 30, 2001 and on December 31, 2000. As of September 30, 2001, the Company's Tier 1 Capital Ratio was 9.9 percent of risk-weighted assets and was 10.6 percent as of December 31, 2000, compared to a 4.0 percent regulatory requirement. Risk-based capital guidelines require the classification of assets and some off-balance-sheet items in terms of credit-risk exposure and the measuring of capital as a percentage of the risk-adjusted asset totals. Tier 1 Capital is the Company's total common shareholders' equity reduced by goodwill. Management believes that, as of September 30, 2001, the Company and its subsidiary banks meet all capital adequacy requirements to which they are subject. As of that date, all the bank subsidiaries were "well capitalized" under regulatory prompt corrective action provisions. During the first nine months of 2001, the Company issued 33,092 shares of stock upon the exercise of stock options previously granted to employees.

As a result of the uncertainty in the financial markets following the events of September 11, 2001, the Company's Board of Directors approved a stock repurchase plan that was announced September 14, 2001. The Board authorized up to $4,000,000 not to exceed 10 percent of the shares outstanding to be repurchased in the open market until December 31, 2001. On September 18, 2001, the Company repurchased 48,000 shares at a cost of $547,200.

Liquidity

Liquidity management involves meeting the cash flow requirements of depositors and borrowers. The Company conducts liquidity management on both a daily and long-term basis; and it adjusts its investments in liquid assets based on expected loan demand, projected loan maturities and payments, estimated cash flows from the loan pool participations, expected deposit flows, yields available on interest-bearing deposits, and the objectives of its asset/liability management program. The Company had liquid assets (cash and cash equivalents) of $12,385,000 as of September 30, 2001, compared with $15,517,000 as of December 31, 2000. Most of the decrease during the period was in interest-bearing deposits in banks and in federal funds sold. Investment securities classified as available for sale could be sold to meet liquidity needs if necessary. Additionally, the bank subsidiaries maintain lines of credit with correspondent banks and the Federal Home Loan Bank that would allow them to borrow federal funds on a short-term basis if necessary. The Company also maintains a line of credit with a major commercial bank that provides liquidity for the purchase of loan pool participations and other corporate needs. Management believes that the Company has sufficient liquidity as of September 30, 2001 to meet the needs of borrowers and depositors.

As of September 30, 2001, the Company had no federal funds sold and $1,570,000 federal funds purchased compared with $1,155,000 sold and $2,345,000 purchased as of December 31, 2000. The Company's liquidity needs are usually highest in the second and third quarters of each year due to seasonal loan demand and minimal deposit growth in the first nine months of the year. Federal funds are purchased on a short-term basis to meet this liquidity need.

Market Risk Management

Market risk is the risk of earnings volatility that results from adverse changes in interest rates and market prices. The Company's market risk is primarily comprised of interest rate risk arising from its core banking activities of lending and deposit taking. Interest rate risk is the risk that changes in market interest rates may adversely affect the Company's net interest income. Management continually develops and applies strategies to mitigate this risk. The Company has not experienced any material changes to its market risk position since December 31, 2000, from that disclosed in the Company's 2000 Form 10-K Annual Report. Management does not believe that the Company's primary market risk exposures and how those exposures were managed in the first nine months of 2001 changed when compared to 2000.

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

     10.5.1 First Amendment to Amended and Restated Credit Agreement dated June 30, 2001.

     11        Computation of Per Share Earnings.


(b) Reports on Form 8-K: No reports on Form 8-K were required to be filed during the three months ended September 30, 2001.

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


                           Mahaska Investment Company
                           --------------------------
                                    (Registrant)



                           By: /s/ Charles S. Howard
                              ----------------------
                                  Charles S. Howard
                                  Chairman, President, Chief Executive Officer

                                  November 1, 2001
                                  ----------------
                                  Dated



                           By: /s/ David A. Meinert
                               --------------------
                                  David A. Meinert
                                  Executive Vice President
                                  and Chief Financial Officer
                                  (Principal Accounting Officer)

                                   November 1, 2001
                                   ----------------
                                   Dated