Form 10-K
period 2001-12-31
MAHASKA INVESTMENT CO
filed 2002-03-27
CIK 741390

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                               -----------------

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

              For the fiscal year ended  Commission file number
                  December 31, 2001              0-24630

                          MAHASKA INVESTMENT COMPANY

                Incorporated in Iowa         I.R.S. Employer
                                           Identification No.
                                               42-1003699

                 222 First Avenue East, Oskaloosa, Iowa 52577

       Registrant's telephone number, including area code: 641-673-8448

   Securities registered pursuant to Section 12(b) of the Act:

                                        Name of each exchange on
                 Title of each class        which registered
                 -------------------        ----------------
                        None                      None

          Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $5 par value

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No. ___

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 11, 2002, was $43,332,710.

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most recent practicable date, March 11, 2002.

                  3,867,594 shares Common Stock, $5 par value

                      DOCUMENTS INCORPORATED BY REFERENCE

   The Annual Report to Shareholders for the 2001 fiscal year is incorporated by reference into Part II hereof to the extent indicated in such Part.

   The definitive proxy statement of Mahaska Investment Company for the 2002 annual meeting of shareholders is incorporated by reference into Part II and
Part III hereof to the extent indicated in such Parts.

================================================================================

                               TABLE OF CONTENTS

                                    PART I

                                                                                               Page
                                                                                               -----
Item 1.  Business.............................................................................     3
         A.                             General Description...................................     3
         B.                             Subsidiaries..........................................     3
         C.                             Loan Pool Participations..............................     4
         D.                             Competition...........................................     7
         E.                             Supervision and Regulation............................     8
         F.                             Employees.............................................    10
         G.                             Statistical Disclosure................................    10

Item 2.  Properties...........................................................................    19

Item 3.  Legal Proceedings....................................................................    19

Item 4.  Submission of Matters to a Vote of Security Holders..................................    20

                                              PART II
Item 5.  Market for the Registrant's Common Equity and Related Stockholder Matters............    20

Item 6.  Selected Financial Data..............................................................    20

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations    20

Item 7a. Market Risk Disclosure...............................................................    20

Item 8.  Financial Statements and Supplementary Data..........................................    20

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.    20

                                              PART III
Item 10. Directors and Executive Officers of the Registrant...................................    21

Item 11. Executive Compensation...............................................................    21

Item 12. Security Ownership of Certain Beneficial Owners and Management.......................    21

Item 13. Certain Relationships and Related Transactions.......................................    21

                                              PART IV
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K......................    21

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

   The Company provides services to the Banks including management assistance, auditing services, human resources administration, marketing assistance and coordination, assistance with respect to accounting and operating systems and procedures, and loan review. Effective January 1, 2002, the Company began providing data processing and check processing services to the Banks. These functions were previously performed by MSB. Charges for these services are based on the nature and extent of these services.

   The Company also provides data processing services to two non-affiliated banks. This service was previously performed by MSB.

B. Subsidiaries

   Mahaska State Bank--MSB is a full-service, commercial bank that was chartered as an Iowa state bank in 1931. The Bank operates in south central Iowa and serves all of Mahaska county from its main bank and two branch offices in Oskaloosa and serves portions of Keokuk and Iowa counties from its branch office in North English. The Bank provides a wide array of retail and commercial banking services, including demand, savings and time deposits, loans, and trust services. The Bank also provides full-service brokerage services to its customers through an affiliation with an independent broker.

   Central Valley Bank--CVB is a full-service, federally-chartered savings bank which was formed as a de novo institution by the Company in June 1994. CVB operates in south central Iowa from its main office in Ottumwa, which serves Wapello County, and from its two branches located in Fairfield and one branch in Sigourney, which serve Jefferson and Keokuk counties, respectively. CVB provides retail deposit services including demand, savings, and time deposit products and offers commercial, agricultural, real estate, and consumer loans. The Bank wholly-owns a service corporation, Valley Financial Services, Inc., that provides crop insurance products and investment brokerage services to its customers.

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

   Midwest Federal Savings and Loan Association of Eastern Iowa--MFS is a full-service federally-chartered savings bank which was acquired by the Company on September 30, 1999. MFS is headquartered in Burlington, located in the southeast part of Iowa. MFS serves the Des Moines county market through its main office and a branch in Burlington and a Wal-Mart Super Center branch in West Burlington. MFS also serves the Lee County market through a branch in Fort Madison and the Louisa County area through a branch in Wapello. MFS is a community-oriented financial institution that offers a variety of financial services to meet the needs of the communities it serves. MFS is primarily engaged in attracting retail deposits from the general public by offering checking accounts, savings accounts, and certificate of deposits. MFS offers residential real estate and construction loans, small-business commercial loans, consumer and other loans in its market area. Tax-deferred annuities and other financial products are sold by MFS through its wholly-owned subsidiary Midwest Financial Products, Inc.

   MIC Financial, Inc.--MIC Financial is an Iowa corporation that was formed by the Company in 1974 under the name of MIC Leasing Co. The company operated under the name of On-Site Commercial Services until June 1997 when the name was officially changed to On-Site Credit Services, Inc. Effective March 21, 2000, the name was changed to MIC Financial, Inc. In April 1999, the Company's Board of Directors determined that it would discontinue the activities of MIC Financial and subsequently sold, collected, or charged-off a substantial portion of the entities' assets. Management continues to evaluate the options and/or alternatives related to the remaining assets of the company. MIC Financial originated and serviced machinery and equipment leases to small businesses and farmers and also provided accounts receivable financing and factoring services to small businesses mainly in the state of Iowa.

C. Loan Pool Participations

   The Company, directly and through the Banks, has participation interests in pools of loans purchased at varying discounts from the aggregate outstanding principal amount of the underlying loans. The Company has been purchasing participation interests in discounted loans since 1988. These pools of loans are currently held and serviced by a separate independent servicing corporation (referred to as the "Servicer") known as States Resources Corporation. The Company does not have any ownership interest in or control over States Resources Corporation. States Resources Corporation was founded in 1998 and is owned by Randal Vardaman. Prior to the formation of States Resources Corporation, Mr. Vardaman owned various other independent loan servicing corporations. The Company has maintained a business relationship with Mr. Vardaman and the various predecessor corporations owned by him since 1988. Mr. Vardaman has been engaged in credit analysis and loan portfolio management in various positions since 1970.

   The Company has invested in loan pools purchased by the Servicer from the FDIC acting as receiver of failed banks and savings and loan institutions, and by other large nonaffiliated banking organizations. The loans comprising the pools were originated throughout the United States. As part of the agreement to purchase participation interests in the loan pools, the Company and its subsidiaries have contracted with the Servicer to service the underlying loans within the respective loan pools which are owned of record by the Servicer. The Servicer also evaluates various loan pools prior to purchase and makes recommendations to the Company concerning the creditworthiness of proposed loan pool purchases and proposes appropriate bids to the Company and any other potential loan pool participants.

   The Servicer and its predecessor organizations have bid on loan pools from various regional offices of the FDIC and from other sources since 1988. The Company and the Banks have purchased participation interests in such pools of loans. The purchase prices paid by the Company for loan pool participations have ranged from 5.5% to 97.7% of the aggregate outstanding principal amount of the loans comprising such pools at the time of purchase. The Servicer acquires the loan pools without recourse against the sellers and, accordingly, the risk of noncollectibility is, for the most part, assumed by the Company and any other investors in a particular pool.

   Each pool has a different composition and different characteristics. The composition of a loan pool is generally determined by the seller based on its desire to maximize the price it receives for all loans among the various pools. Many of the pools consist of loans primarily secured by single-family, multi-family, and small commercial real estate. Some pools may consist of a large number of small consumer loans that are secured by other assets such as automobiles or mobile homes, while other pools may consist of small to medium balance commercial loans. Some may contain a mixture of such loans and other types of loans. Most of the pools the Company is currently investing in are comprised primarily of performing loans, although some may contain a number of past-due nonperforming loans. The price bid and paid for such a loan pool is determined based on the composition of the particular pool, the amounts the Servicer believes can be collected on such a pool, and the risks associated with the collection of such amounts.

   In considering an investment in a loan pool, the Servicer will evaluate loans owned and being offered and make recommendations to the Company and other prospective investors concerning the creditworthiness of the proposed loan pool purchase. The Servicer performs a comprehensive analysis of the loan pool in an attempt to ensure proper valuation and adequate safeguards in the event of default. The bid price on the loan pools will be reflective of the results of the Servicer's pre-acquisition review of the loan files. In many cases the loan files may not be current and substantial uncertainties may exist regarding the collectibility of the various loans in the pool. Management believes that in many instances the non-current loans can be brought current once the Servicer has an opportunity to contact the debtor. The Company makes its own decisions as to whether or not to participate in a particular loan pool that has been recommended by the Servicer, based on the Company's experience with the various categories and qualities of loans.

   The sales of loan pools by the FDIC and by other sellers is generally conducted by sealed bid auction. A sealed bid auction requires each bidder to submit a confidential bid on the subject loan pool and the loan pool is awarded to the highest bidder. In recent years, the Servicer and the Company have faced increasing competition in bidding for loan pools.

   Since 1988, the Servicer and its predecessor organizations, on behalf of the Company and other investors, have bid on a large number of loan pools and have been successful in purchasing 106 loan pools. The Company and other investors in the loan pools fund the purchase by the Servicer and each investor receives a percentage interest in the loan pool based on its proportional investment relative to the total purchase price of the pool. Each investor receives a loan pool participation certificate reflecting this interest.

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

   A "cost basis" is assigned to each individual loan acquired on a cents per dollar (discounted price) based on the Servicer's assessment of the recovery potential of each such loan. This methodology assigns a higher basis to performing loans with greater potential collectibility and a lower basis to those loans identified as having little or no potential for collection.

   Loan pool participations are presented on the Company's balance sheet as a separate asset category. The original carrying value of loan pool participations represents the discounted price paid by the Company to acquire its participation interests in various loan pools purchased by the Servicer. The Company's investment balance is reduced as the Servicer collects principal payments on the loans and remits the proportionate share of such payments to the Company.

   The investment in loan pools is accounted for on a nonaccrual (or cash) basis in one of three methods, depending on the circumstances. First, if a borrower makes regular payments on a loan, the payment received is first applied to interest income in the amount of interest due at the contract rate. Further payments are applied to principal in a ratio reflecting the proportion of cost basis to loan principal amount. Payments in excess of interest and this ratio are recorded as discount income. Discount income earned over the life of a loan represents loan principal collected in excess of the price originally paid to acquire the loan from the FDIC or any other sellers, which price constitutes the "cost basis" of the loan.

   Secondly, if the borrower fails to make regular payments, the Servicer evaluates the collateral supporting the loan. If the Servicer determines that the loan is well secured, then payments are applied as previously described. If the Servicer determines that the collateral is deficient, payments are applied to the principal balance of the loan with no recognition of interest due. The cost recovery method governs the application of payments received to the outstanding principal balance. Under this method, any amount received is initially applied to the "cost basis" of the loan and any additional amounts received are recognized as discount income.

   Third, where the Servicer negotiates a settlement of a loan for a lump sum, the payment is first applied to principal to the extent of the assigned "cost basis" with the excess treated as discount income up to the original principal value of the loan, and any remainder is treated as interest income on loan pool participations. In each case, where changed circumstances or new information lead the Servicer to believe that collection of the note or recovery of the basis through collateral would be less than originally determined, the cost basis assigned to the loan is written down or written off through a charge against discount income.

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

   The Servicer provides the Company with monthly reports detailing collections of principal and interest, face value of loans collected and those written off, actual operating expenses incurred, remaining asset balances (both in terms of cost basis and principal amount of loans), a comparison of actual collections and expenses with target collections and budgeted expenses, and summaries of remaining collection targets. The Servicer also provides aging reports and "watch lists" for the loan pools purchased by States Resources. Monthly meetings are held between the Company and representatives of the Servicer to review collection efforts and results, to discuss future plans of action, and to discuss potential opportunities. Additionally, the Company's and the Servicer's personnel communicate via telephone, fax, and electronic mail on a regular basis to discuss various issues regarding the loan pools. Company management personnel visit the Servicer's operation in Omaha, Nebraska on a regular basis; and the Company's loan review officer and its internal auditor perform asset reviews and audit procedures on a regular basis.

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

   The Company's overall cost basis in its loan pool participations represents a discount from the aggregate outstanding principal amount of the loans underlying the pools. For example, as of December 31, 2001 and 2000, such cost basis was $110,393,000 and $74,755,000, respectively, while the contractual outstanding principal amounts of the underlying loans as of such dates were approximately $138,826,000 and $87,648,000, respectively. Because this discounted cost basis inherently reflects the assessed collectibility of the underlying loans and thus creates a built-in reserve against the risk of nonpayment in the loan pools, the Company has not established an allowance for loan losses relating to the loan pool participations. The Company does not include any amounts related to the loan pool participations in its totals of nonperforming loans. As part of the on-going collection process, the servicer may, from time-to-time, foreclose on real estate mortgages and acquire title to property in satisfaction of such debts. This real estate may be held by the servicer as "real estate owned" for a period of time until it can be sold. Since the Company's investment in loan pools are classified as participations in pools of loans, the Company does not include the real estate owned that is held by the servicer with the amount of any other real estate it may hold directly as a result of its own foreclosure activities.

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

D. Competition

   The Company competes in the commercial banking and thrift industries through its subsidiary banks. These industries are highly competitive, and all the bank subsidiaries face strong direct competition for deposits, loans, and other financial-related services. The Banks in Des Moines, Iowa, Jefferson, Keokuk, Lee, Louisa, Mahaska, Marion, and Wapello counties in south central and south east Iowa compete with other commercial banks, other thrifts, credit unions, stockbrokers, finance divisions of auto and farm equipment companies, agricultural suppliers, and other agricultural-related lenders. Some of these competitors are local, while others are statewide or nationwide. The Banks compete for deposits principally by offering depositors a wide variety of deposit programs, convenient office locations, hours and other services, and for loan originations primarily through interest rates and loan fees they charge, the efficiency and quality of services they provide to borrowers and the variety of their loan products. Some of the financial institutions and financial service organizations with which the Banks compete are not subject to the same degree of regulation as that imposed on bank and thrift holding companies, federally insured Iowa-chartered banks, and federal savings banks. As a result, such competitors have advantages over the Banks in providing certain services. As of December 31, 2001, there were approximately 45 other banks having 110 offices or branches operating within the 9 counties that the Company has locations. Based on deposit information collected by the FDIC as of June 30, 2001, the Company maintained approximately 12 percent of the bank deposits within the 9 counties. New competitors may develop that are substantially larger and have significantly greater resources than any of the Banks. Currently, major competitors in certain of the Company's markets include banking subsidiaries of Wells Fargo & Company, U.S. Bancorp, and Commercial Federal Bank, FSB. As a result of federal legislation to allow unlimited interstate branching, the Company may experience heightened competition from these and other major financial institutions seeking to expand their regional banking presence in Iowa.

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

   Central Valley Bank and Midwest Federal Savings are subject to the supervision of and are regularly examined by the OTS and are assessed fees by the OTS based upon their individual asset totals. As savings institutions, both CVB and MFS must maintain certain minimum capital ratios established by the OTS and are required to meet a qualified thrift lender test (the "QTL") to avoid certain restrictions upon its operations. The QTL was modified by the passage of the Economic Growth and Regulatory Paperwork Reduction Act of 1996. On December 31, 2001, both CVB and MFS complied with the current minimum capital guidelines and met the QTL test.

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

F. Employees

   On December 31, 2001, the Company had 154 full-time employees and 24 part-time employees of which 58 full-time and 10 part-time employees were employed by MSB, 28 full-time and 5 part-time employees were employed by CVB, 12 full-time and 3 part-time employees were employed by PSB, 42 full-time and 5 part-time employed by MFS, and 14 full-time and 1 part-time employees were employed directly by the Company. The Company provides its employees with a comprehensive program of benefits, some of which are on a contributory basis, including comprehensive medical and dental plans, life insurance, long-term and short-term disability coverage, a 401(k) plan, and an employee stock ownership plan. None of the employees are represented by unions. Management considers its relationship with its employees to be excellent.

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

I. Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rates and Interest Differential

   The following table details average balances, interest income/expense and average rates/yield for the Company's earning assets and interest bearing liabilities for the years ended December 31, 2001, 2000 and 1999 reported on a fully tax-equivalent basis assuming a 34% tax rate.

                                                       Year ended December 31,
                           --------------------------------------------------------------------------------
                                     2001                      2000                        1999
                           ------------------------  ------------------------  ----------------------------
                                    Interest                  Interest
                                     Income  Average           Income  Average           Interest   Average
                           Average    (2)/    Rate/  Average    (2)/    Rate/  Average  Income (2)/  Rate/
                           Balance  Expense   Yield  Balance  Expense   Yield  Balance    Expense    Yield
                           -------- -------- ------- -------- -------- ------- -------- ----------- -------
                                                        (dollars in thousands)
Average earning assets:
  Loans (1)............... $316,033 $25,172    7.96% $302,153 $25,298    8.37% $202,733   $17,577     8.67
  Loan pool
   participations.........   87,970   9,595   10.91    61,553   7,275   11.82    69,564     7,668    12.87
  Interest-bearing
   deposits...............    2,389      56    2.38     2,206     116    5.23     1,868        82     4.37
  Investment securities
   available for sale:
   Taxable investments....   52,952   3,258    6.15    55,942   3,786    6.77    34,617     2,094     6.05
   Tax exempt
    investments...........    5,703     430    7.54     7,171     600    8.37     2,249       182     8.11
  Investment securities
   held to maturity:
   Taxable investments....   15,207   1,106    7.27    19,918   1,423    7.14    10,639       696     6.54
   Tax exempt
    investments...........    8,148     580    7.11     8,007     557    6.96     7,595       505     6.65
  Federal funds sold......    6,838     252    3.69     2,748     164    5.98     5,368       260     4.86
                           -------- -------          -------- -------          --------   -------
    Total earning
     assets............... $495,240 $40,449    8.17  $459,698 $39,219    8.53  $324,633   $29,064     8.95
                           ======== =======          ======== =======          ========   =======
Average interest-bearing
 liabilities:
  Interest-bearing demand
   deposits............... $ 42,556 $   521    1.22  $ 43,861 $   782    1.78  $ 35,477   $   637     1.80
  Savings deposits........   94,762   2,961    3.12    92,656   3,779    4.08    74,609     2,837     3.80
  Certificates of deposit.  216,328  11,920    5.51   194,225  10,788    5.55   132,656     7,060     5.32
  Federal funds
   purchased..............    1,485      57    3.80     3,181     191    6.00     1,683        94     5.56
  Federal Home Loan
   Bank advances..........   82,317   5,166    6.28    67,873   4,484    6.61    21,522     1,287     5.98
  Notes payable...........   12,135     802    6.61    15,473   1,403    9.07    16,621     1,280     7.70
                           -------- -------          -------- -------          --------   -------
    Total interest-
     bearing
     liabilities.......... $449,583 $21,427    4.77  $417,269 $21,427    5.14  $282,568   $13,195     4.67
                           ======== =======          ======== =======          ========   =======
Net interest income.......          $19,022    3.40           $17,792    3.40             $15,869     4.28
                                    =======                   =======                     =======
Net interest margin (3)...                     3.84%                     3.87%                        4.89
                                              =====                     =====                        =====

--------
(1) Average loans outstanding includes the daily average balance of non-performing loans. Interest on these loans does not include additional interest of $356,000, $418,000, and $258,000 for 2001, 2000 and 1999,
    respectively, which would have been accrued based on the original terms of these loans compared to the interest that was actually recorded. Interest earned on loans includes loan fees (which are not material in amount).
(2) Includes interest income and discount realized on loan pool participations.
(3) Net interest margin is net interest income divided by average total earning assets.

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

                                                                         Year ended December 31,
                                                          ----------------------------------------------------
                                                            2001 Compared to 2000      2000 Compared to 1999
                                                          Increase/(Decrease) Due to Increase/(Decrease) Due t
                                                          ------------------------- -------------------------
                                                          Volume     Rate    Net    Volume    Rate      Net
                                                          ------   -------  ------  -------  -------  -------
                                                                             (in thousands)
Interest income from average-earning assets:
   Loans................................................. $1,135   $(1,261) $ (126) $ 8,343  $  (622) $ 7,721
   Loan pool participations (1)..........................  2,918      (598)  2,320      250     (643)    (393)
   Interest-bearing deposits.............................      8       (68)    (60)      16       18       34
   Investment securities available for sale:
       Taxable investments...............................   (195)     (333)   (528)   1,418      274    1,692
       Tax exempt investments............................   (115)      (55)   (170)     412        6      418
   Investment securities held to maturity:
       Taxable investments...............................   (342)       25    (317)     658       69      727
       Tax exempt investments............................     10        13      23       28       24       52
   Federal funds sold....................................    170       (82)     88     (147)      51      (96)
                                                          ------   -------  ------  -------  -------  -------
          Total income from earning assets...............  3,589    (2,359)  1,230   10,978     (823)  10,155
                                                          ------   -------  ------  -------  -------  -------
Average expense of average interest-bearing
  liabilities:
   Interest-bearing demand deposits......................    (22)     (239)   (261)     149       (4)     145
   Savings deposits......................................     84      (902)   (818)     725      217      942
   Certificates of deposit...............................  1,218       (86)  1,132    3,408      320    3,728
   Federal funds purchased...............................    (79)      (55)   (134)      89        8       97
   Federal Home Loan Bank advances.......................    916      (234)    682    3,049      148    3,197
   Notes payable.........................................   (267)     (334)   (601)     (93)     216      123
                                                          ------   -------  ------  -------  -------  -------
          Total expense form interest-bearing
            liabilities..................................  1,850    (1,850)     --    7,327      905    8,232
                                                          ------   -------  ------  -------  -------  -------
Net interest income...................................... $1,739   $  (509) $1,230  $ 3,651  $(1,728) $ 1,923
                                                          ======   =======  ======  =======  =======  =======

--------
(1) Includes interest income and discount realized on loan pool participations.

Interest Rate Sensitivity Analysis

   The following table sets forth the scheduled repricing or maturity of the Company's assets and liabilities as of December 31, 2001, based on the assumptions described below. The effect of these assumptions is to quantify the dollar amount of items that are interest rate-sensitive and can be repriced within each of the periods specified. The table does not necessarily indicate the impact of general interest rate movements on the Company's net interest margin because the repricing of certain categories of assets and liabilities is subject to competitive and other pressures beyond the Company's control. As a result, certain assets and liabilities indicated as maturing or otherwise repricing within a stated period may, in fact, mature or reprice at different times and at different volumes.

                                                       Three    Over Three  One to    Three
                                                      Months    Months to   Three    Years or
                                                      or Less    One Year   Years      More     Total
                                                     ---------  ---------- --------  --------  --------
                                                                   (dollars in thousands)
Interest earning assets:
   Loans............................................ $  42,485  $  61,675  $ 79,358  $139,163  $322,681
   Loan pool participations.........................     9,200     27,598    73,595        --   110,393
   Interest-bearing deposits in banks...............     2,965         --        --        --     2,965
   Investment securities:
       Available for sale...........................     9,565      4,883    23,446    12,312    50,206
       Held to maturity.............................       631      3,440     7,281     9,980    21,332
                                                     ---------  ---------  --------  --------  --------
          Total interest earning assets.............    64,846     97,596   183,680   161,455   507,577
                                                     ---------  ---------  --------  --------  --------

Interest-bearing liabilities:
   Now accounts.....................................    45,372         --        --        --    45,372
   Savings deposits.................................    97,989         --        --        --    97,989
   Certificates of deposit..........................    43,601     85,449    73,030     6,243   208,323
   Federal funds purchased..........................    10,650         --        --        --    10,650
   Federal Home Loan Bank advances..................     1,967     22,901    25,736    40,570    91,174
   Notes payable....................................     2,500      1,350     2,700     2,650     9,200
                                                     ---------  ---------  --------  --------  --------
          Total interest-bearing liabilities........   202,079    109,700   101,466    49,463   462,708
                                                     ---------  ---------  --------  --------  --------
Interest sensitivity gap per period................. $(137,233) $ (12,104) $ 82,214  $111,992
                                                     =========  =========  ========  ========
Cumulative Interest Sensitivity gap................. $(137,233) $(149,337) $(67,123) $ 44,869
                                                     =========  =========  ========  ========
Interest sensitivity gap ratio......................      0.32%      0.89%     1.81%     3.26%
Cumulative Interest sensitivity gap ratio...........      0.32%      0.52%     0.84%     1.10%

   In the table above, NOW accounts and savings deposits are included as interest-bearing liabilities in the three months or less category.

   Loan pool participations are included in the interest rate sensitivity analysis using an estimated three-year average life. The historical average for the return of original investment on the pools is approximately 36 months. Given the non-performing aspect of the loan pool portfolio, management feels that the use of contractual weighted-average maturity data is inappropriate.

II. Investment Portfolio

   The following table sets forth certain information with respect to the book value of the Company's investment portfolio as of December 31, 2001, 2000 and 1999.

                                                            December 31,
                                                       -----------------------
                                                        2001    2000    1999
                                                       ------- ------- -------
                                                           (in thousands)
  Securities available for sale:
     U.S. government securities....................... $    -- $ 1,005 $ 5,021
     U.S. government agency securities................  20,579  35,656  35,302
     Obligations of states and political subdivisions.   3,450   6,669   7,780
     Other investment securities......................  26,177  17,428  12,427
                                                       ------- ------- -------
         Total securities available for sale..........  50,206  60,758  60,530
                                                       ------- ------- -------
  Securities held to maturity:
     U.S. government agency securities................  12,047  16,263  19,685
     Obligations of states and political subdivisions.   9,098   8,968   7,573
     Other investment securities......................     187     690   2,187
                                                       ------- ------- -------
         Total securities held to maturity............  21,332  25,921  29,445
                                                       ------- ------- -------
  Total investment securities......................... $71,538 $86,679 $89,975
                                                       ======= ======= =======

   The following table sets forth the contractual maturities of investment securities as of December 31, 2001, and the weighted average yields (for tax-exempt obligations on a fully tax-equivalent basis assuming as 34% tax rate) of such securities. As of December 31, 2001, the Company held no securities with a book value exceeding 10% of shareholders' equity.

                                                                               Maturity
                                                    --------------------------------------------------------------
                                                     Within One      After One but    After Five but
                                                        Year       Within Five Years Within Ten Years After Ten Years
                                                    -----------    ----------------  ---------------  --------------
                                                    Amount   Yield  Amount    Yield   Amount   Yield   Amount   Yield
                                                    ------   -----  -------   -----  ------    -----  -------   -----
                                                                        (dollars in thousands)
Securities available for sale:
  U.S. government agency securities................ $  758   6.54% $14,088    5.01%  $1,013    6.66%  $ 4,720   6.51%
  Obligations of states and political subdivisions.    288   7.72    2,240    6.71      922    7.70        --     --
  Other investment securities......................  1,276   6.59   18,568    6.48      781    5.50     5,552   3.75
                                                    ------          -------           ------          -------
   Total securities available for sale.............  2,322   6.71   34,896    5.90    2,716    6.68    10,272   5.02
                                                    ------          -------           ------          -------

Securities held to maturity:
  U.S. government agency securities................     --     --    2,404    6.60      234    7.78     9,409   6.56
  Obligations of states and political subdivisions.  1,241   6.75    4,382    6.49    2,272    7.77     1,203   7.93
  Other investment securities......................     99   7.26       --      --       88    7.15        --     --
                                                    ------          -------           ------          -------
   Total securities held to maturity...............  1,340   6.79    6,786    6.53    2,594    7.75    10,612   6.72
                                                    ------          -------           ------          -------
Total investment securities........................ $3,662   6.74% $41,682    6.00%  $5,310    7.20%  $20,884   5.88%
                                                    ======          =======           ======          =======

III. Loan Portfolio

   The Company's loan portfolio largely reflects the profile of the communities in which it operates. Approximately two-thirds of the total loans as of December 31, 2001, were agricultural, commercial or residential real estate loans. The following table shows the composition of the Company's loan portfolio as of the dates indicated.

                                                            December 31,
                           ------------------------------------------------------------------------------
                                2001            2000            1999            1998            1997
                           --------------  --------------  --------------  --------------  --------------
                                    % of            % of            % of            % of            % of
                            Amount  Total   Amount  Total   Amount  Total   Amount  Total   Amount  Total
                           -------- -----  -------- -----  -------- -----  -------- -----  -------- -----
                                                       (dollars in thousands)
Agricultural.............. $ 41,084  12.7% $ 45,404  14.5% $ 42,022  14.9% $ 27,504  16.6% $ 24,779  17.2%
Commercial................   40,180  12.5    39,081  12.5    38,238  13.6    38,959  23.6    31,198  21.6
Real Estate:
  1-4 family residences...  138,900  43.0   139,098  44.6   131,925  46.7    38,087  23.0    32,341  22.4
  5+ residential property.    3,712   1.2     3,675   1.2     4,064   1.4       240   0.1       251   0.2
  Agricultural............   28,075   8.7    23,855   7.6    21,677   7.7    21,297  12.9    19,647  13.6
  Construction............   12,555   3.9    10,007   3.2     5,593   2.0     5,956   3.6     4,430   3.1
  Commercial..............   39,884  12.4    30,239   9.7    23,613   8.4    17,007  10.3    15,634  10.8
                           -------- -----  -------- -----  -------- -----  -------- -----  -------- -----
   Real estate total......  223,126  69.2   206,874  66.3   186,872  66.2    82,587  49.9    72,303  50.1
                           -------- -----  -------- -----  -------- -----  -------- -----  -------- -----
Installment...............   17,854   5.5    20,196   6.5    13,866   4.9%   12,847   7.8    13,268   9.2
Lease financing...........      437   0.1       526   0.2     1,093   0.4     3,530   2.1     2,785   1.9
                           -------- -----  -------- -----  -------- -----  -------- -----  -------- -----
    Total loans (1)....... $322,681 100.0% $312,081 100.0% $282,091 100.0% $165,427 100.0% $144,333 100.0%
                           ======== =====  ======== =====  ======== =====  ======== =====  ======== =====
Total assets.............. $545,795        $515,212        $486,189        $298,389        $274,873
                           ========        ========        ========        ========        ========
Loans to total assets.....           59.1%           60.6%           58.0%           55.4%           52.5%

--------
(1) Total loans do not include the Company's investments in loan pool participations.

   The following table sets forth the remaining maturities for certain loan categories as of December 31, 2001.

                                                                   Total for Loans
                                                                      Due After
                                                                   One Year Having:
                                                                   ----------------
                                       Due in
                          Due Within   One to   Due After           Fixed  Variable
                           One Year  Five Years Five Years  Total   Rates   Rates
                          ---------- ---------- ---------- ------- ------- --------
                                               (in thousands)
Agricultural.............  $28,699    $ 8,962     $3,423   $41,084 $ 9,440  $2,945
Commercial...............   24,426     14,763        991    40,180  14,453   1,301
Real estate--construction   12,039        516         --    12,555       8     508
                           -------    -------     ------   ------- -------  ------
   Total.................  $65,164    $24,241     $4,414   $93,819 $23,901  $4,754
                           =======    =======     ======   ======= =======  ======

   The following table provides information on the Company's non-performing loans as of the dates indicated.

                                                          December 31,
                                             --------------------------------------
                                              2001    2000    1999    1998    1997
                                             ------  ------  ------  ------  ------
                                                     (dollars in thousands)
90 days past due............................ $  926  $  910  $1,426  $  663  $  522
Restructured................................     --      --     515     164     387
Nonaccrual..................................  2,559   2,042   2,874     561     927
                                             ------  ------  ------  ------  ------
   Total non-performing loans............... $3,485  $2,952  $4,815  $1,388  $1,836
                                             ======  ======  ======  ======  ======
Ratio of non-performing loans to total loans   1.08%   0.95%   1.71%   0.84%   1.27%

IV. Summary of Loan Loss Experience

   The following table sets forth loans charged off and recovered by the type of loan and an analysis of the allowance for loan losses for the years ended December 31, 2001, 2000, 1999, 1996 and 1997.

                                                               Year ended December 31,
                                                  ------------------------------------------------
                                                    2001      2000      1999      1998      1997
                                                  --------  --------  --------  --------  --------
                                                               (dollars in thousands)
Amount of loans outstanding at end of period (net
  of unearned interest) (1)...................... $322,681  $312,081  $282,091  $165,427  $144,333
                                                  ========  ========  ========  ========  ========
Average amount of loans outstanding for the
  period (net of unearned interest).............. $316,033  $302,153  $202,733  $157,712  $131,081
                                                  ========  ========  ========  ========  ========
Allowance for loan losses at beginning of period. $  2,933  $  4,006  $  2,177  $  1,816  $  1,491
                                                  --------  --------  --------  --------  --------

Charge-offs:
   Agricultural..................................    1,130       695       303       135        19
   Commercial....................................      166     1,125     1,724       638        14
   Real estate--construction.....................       --        --        --        --        --
   Real estate--mortgage.........................      114       131       229        --        30
   Installment...................................       76        92        56        63        63
   Lease financing...............................       --       143        63         4        11
                                                  --------  --------  --------  --------  --------
       Total charge-offs.........................    1,486     2,186     2,375       840       137
                                                  --------  --------  --------  --------  --------

Recoveries:
   Agricultural..................................        3        --        26         1        11
   Commercial....................................       52       182         2         8        18
   Real estate--construction.....................       --        --        --        --        --
   Real estate--mortgage.........................       92         1         6        --         1
   Installment...................................       11        22        12        13        15
   Lease financing...............................       --        16        14        --        --
                                                  --------  --------  --------  --------  --------
       Total recoveries..........................      158       221        60        22        45
                                                  --------  --------  --------  --------  --------
Net loans charged off............................    1,328     1,965     2,315       818        92
Provision for loan losses........................    1,776       892     3,628     1,179       417
Allowance at date of acquisition.................       --        --       516        --        --
                                                  --------  --------  --------  --------  --------
Allowance for loan losses to end of period....... $  3,381  $  2,933  $  4,006  $  2,177  $  1,816
                                                  ========  ========  ========  ========  ========
Net loans charged off to average loans...........     0.42%     0.65%     1.14%     0.52%     0.07%
Allowance for loan losses to total loans at end
  of period......................................     1.05%     0.94%     1.42%     1.32%     1.26%

--------
(1) Loans do not include, and the allowance for loan losses does not include any reserve for investments in loan pool participations.

    The Company has allocated the allowance for loan losses to provide for loan losses being incurred within the categories of loans set forth in the the table below. The allocation of the allowance and the ratio of loans within each category to total loans as of the dates indicated are as follows:

                                                      December 31,
                ----------------------------------------------------------------------------------------
                      2001              2000              1999              1998              1997
                ----------------  ----------------  ----------------  ----------------  ----------------
                          Percent           Percent           Percent           Percent           Percent
                            of                of                of                of                of
                           Loans             Loans             Loans             Loans             Loans
                            to                to                to                to                to
                Allowance  Total  Allowance  Total  Allowance  Total  Allowance  Total  Allowance  Total
                 Amount    Loans   Amount    Loans   Amount    Loans   Amount    Loans   Amount    Loans
                --------- ------- --------- ------- --------- ------- --------- ------- --------- -------
                                                 (dollars in thousands)
Agricultural...  $  916     12.7%  $  593     14.5%  $  597     14.9%  $  361     17.2%  $  310     17.2%
Commercial.....     497     12.5      791     12.5      545     13.6      514     21.6      392     21.6
Real estate
 mortgage......   1,642     69.2    1,329     66.3    2,652     66.2    1,086     50.1      912     50.1
Installment....     273      5.5      194      6.5      196      4.9      170      9.2      167      9.2
Lease financing      53      0.1       26      0.2       16      0.4       46      1.9       35      1.9
                 ------    -----   ------    -----   ------    -----   ------    -----   ------    -----
   Total.......  $3,381    100.0%  $2,933    100.0%  $4,006    100.0%  $2,177    100.0%  $1,816    100.0%
                 ======    =====   ======    =====   ======    =====   ======    =====   ======    =====

V. Deposits

   The following table sets forth the average amount of and the average rate paid on deposits by deposit category for the years ended December 31, 2001, 2000 and 1999.

                                                         Year ended December 31,
                                               -------------------------------------------
                                                    2001           2000           1999
                                               -------------  -------------  -------------
                                               Average        Average        Average
                                               Balance  Rate  Balance  Rate  Balance  Rate
                                               -------- ----  -------- ----  -------- ----
                                                          (dollars in thousands)
Non-interest bearing demand deposits.......... $ 23,511  N/A  $ 22,886  N/A  $ 21,052  N/A
Interest-bearing demand (NOW and money market)   42,556 1.22%   43,861 1.78%   35,477 1.80%
Savings deposits..............................   94,762 3.12    92,656 4.08    74,609 3.80
Certificates of deposit.......................  216,328 5.51   194,225 5.55   132,656 5.32
                                               --------       --------       --------
   Total deposits............................. $377,157 4.08% $353,628 4.34% $263,794 3.99%
                                               ======== ====  ======== ====  ======== ====

   The following table summarizes certificates for deposit in amounts of $100,000 or more by time remaining until maturity as of December 31, 2001. These times deposits are made by individuals, corporations and public entities, all of which are located in the Company's market area or are State of Iowa public funds.

                                                  December 31,
                                                      2001
                                                 --------------
                                                 (in thousands)
                Three months or less............    $11,226
                Over three through six months...      4,822
                Over six months through one year      7,727
                Over one year...................      5,802
                                                    -------
                   Total........................    $29,577
                                                    =======

VI. Return on Equity and Assets

   Various operating and equity ratios for the years indicated are presented below:

                                                 Year ended December 31,
                                                 ----------------------
                                                  2001     2000   1999
                                                 -----    -----  ------
          Return on average total assets........  0.82%    0.81%   0.64%
          Return on average equity..............  8.59     8.18    5.29
          Dividend payout ratio................. 54.55    60.61  103.45
          Average equity to average assets......  9.57     9.90   12.04
          Equity to assets ratio (at period end)  9.31     9.57   10.33
                                                 =====    =====  ======

VII. Borrowed Funds

   The following table summaries the outstanding amount of and the average rate on borrowed funds as of December 31, 2001, 2000 and 1999.

                                                  December 31,
                                -----------------------------------------------
                                      2001            2000            1999
                                ---------------  --------------  --------------
                                         Average         Average         Average
                                Balance   Rate   Balance  Rate   Balance  Rate
                                -------- ------- ------- ------- ------- -------
                                             (dollars in thousands)
Notes payable (1).............. $  9,200  3.95%  $13,200  9.13%  $18,000  8.13%
Federal Home Loan Bank advances   91,174  5.56    75,050  6.27    63,421  5.79
Federal funds purchased........   10,650  2.10     2,345  6.72     2,965  5.22
                                --------         -------         -------
   Total....................... $111,024  5.09%  $90,595  6.70%  $84,386  6.27%
                                ========  ====   =======  ====   =======  ====

(1) The notes payable balance at December 31, 2001, consists of $2,500,000 in advances on a revolving line of credit and $6,700,000 on a term note, both with an unaffiliated bank. Both notes have a variable interest rate at 0.80 percent below the lender's prime rate. Interest is payable quarterly. The revolving line of credit has a maximum limit of $9,000,000 and matures June 30, 2002. The term note calls for annual payments of $1,350,000 for the next two years with a final payment of $4,000,000 due at maturity on December 31, 2004.

   The maximum amount of borrowed funds outstanding at any month end for the years ended December 31, 2001, 2000 and 1999 were as follows:

                                             2001    2000    1999
                                            ------- ------- -------
                                                (in thousands)
            Notes payable.................. $13,200 $18,000 $19,860
            Federal Home Loan Bank advances  91,174  75,050  65,410
            Federal funds purchased........  10,650   8,460   8,665
                                            ======= ======= =======

   The following table sets forth the average amount of and the average rate paid on borrowed funds for the years ended December 31, 2001, 2000 and 1999.

                                            Year ended December 31,
                                ----------------------------------------------
                                     2001            2000            1999
                                --------------  --------------  --------------
                                Average Average Average Average Average Average
                                Balance  Rate   Balance  Rate   Balance  Rate
                                ------- ------- ------- ------- ------- -------
                                            (dollars in thousands)
Notes payable.................. $12,135  6.61%. $15,473  9.07%. $16,621  7.70%.
Federal Home Loan Bank advances  82,317   6.28.  67,873   6.61.  21,522   5.98.
Federal funds purchased........   1,485   3.80.   3,181   6.00.   1,683   5.56.
                                -------         -------         -------
   Total....................... $95,937  6.28%  $86,527  7.02%  $39,826  6.68%
                                =======  ====   =======  ====   =======  ====

Item 2. Properties

   The Company's headquarters are located at 222 First Avenue East, Oskaloosa, Iowa. This building is a two-story combination office, data processing facility, and motor bank that was constructed in 1975. The Company's offices are located on the second floor and the data processing area is located on the first floor. MSB rents the first floor motor bank area, which includes four drive-up lanes and two walk-up windows and the basement from the Company. The basement contains a meeting room, kitchen, and storage. MSB's lease runs through the year 2005.

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

   Central Valley Bank owns four facilities in the communities of Ottumwa, Fairfield, and Sigourney, Iowa. The Ottumwa building is a single-story brick structure constructed in 1981. The approximately 4,200 square foot building has several offices and a potential for three drive-up lanes, with two presently in operation. The building is located at 116 West Main in Ottumwa's downtown business district. The Fairfield facility is a two-story building located at 58 East Burlington on the southeast corner of the downtown square. The building's 8,932 square feet is all utilized by CVB. In 2001, CVB occupied a new 3,500 square foot branch facility at 2408 West Burlington Street in Fairfield. This facility replaced a leased grocery store branch that was closed. The Sigourney facility located at 112 North Main Street is one-half block northwest of the community's courthouse square in the downtown business district. The 4,596 square foot one-story masonry building was constructed in 1972 as a banking facility with one drive-up window.

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

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

   The information appearing on page 17 of the Company's Annual Report, filed as Exhibit 13 hereto, is incorporated herein by reference.

   There were approximately 462 holders of record of the Company's $5 common stock as of March 11, 2002. Additionally, there are an estimated 750 beneficial holders whose stock was held in street name by brokerage houses as of that date. The closing price of the Company's common stock was $12.60 on March 11, 2002.

   The Company paid dividends to common shareholders in 2001 of $.60 per share, which is the same amount paid in 2000. Dividend declarations are evaluated and determined by the Board of Directors on a quarterly basis. In February 2002, the Board of Directors declared a dividend of $.16 per common share. The Company's loan agreement requires that the Company not pay any dividends in excess of sixty percent of net income without the lenders' permission. Except for certain regulatory restrictions that may affect dividend payments, there are no other restrictions on the Company's present or future ability to pay dividends.

Item 6. Selected Financial Data

   The information appearing on page 3 of the Company's Annual Report, filed as
Exhibit 13 hereto, is incorporated herein by reference.

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

        Exhibit 10.5.1

        First Amendment to Amended and Restated Credit Agreement dated June 30, 2001 between Mahaska Investment Company and Harris Trust and Savings Bank. This Amendment is incorporated herein by reference to the Form 10-Q report filed by Mahaska Investment Company for the Quarter ended September 30, 2001.

        Exhibit 10.6

        Agreement and Plan of Merger By and Between Mahaska Investment Company and Midwest Bancshares, Inc. dated February 2, 1999. This agreement and plan of merger is incorporated herein by reference to Amendment No. 1 to the Form S-4 Registration number 333-79291 filed by Mahaska Investment Company on August 17, 1999.

        Exhibit 11

        Computation of Per Share Earnings

        Exhibit 13

        The Annual Report to Shareholders of Mahaska Investment Company for the 2001 calendar year.

        Exhibit 21

        Subsidiaries

        Exhibit 23

        Consent of Independent Auditor

   The Company will furnish to any shareholder upon request and upon payment of a fee of $.50 per page, a copy of any exhibit. Requests for copies should be directed to Karen K. Binns, Secretary/Treasurer, Mahaska Investment Company, P.O. Box 1104, Oskaloosa, Iowa 52577-1104.

(b)     Reports on Form 8-K: No reports on Form 8-K were required to be filed during the last quarter of 2001.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MAHASKA INVESTMENT COMPANY
                                            (Registrant)

                                                 /S/  CHARLES S. HOWARD
                                          By: _______________________________
                                                     Charles S. Howard
                                                 Chairman, President, Chief
                                               Executive Officer and Director

March 21, 2002

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                       Title                   Date
          ---------                       -----                   ----

   /S/  RICHARD R. DONAHUE    Director                       March 21, 2002
-----------------------------
     Richard R. Donahue

   /S/  WILLIAM D. HASSEL     Director                       March 21, 2002
-----------------------------
      William D. Hassel

   /S/  CHARLES S. HOWARD     Director, Chairman of the      March 21, 2002
-----------------------------   Board, President and Chief
      Charles S. Howard         Executive Officer

    /S/  DAVID A. MEINERT     Director, Executive Vice       March 21, 2002
-----------------------------   President and Chief
      David A. Meinert          Financial Officer (Principal
                                Accounting Officer)

    /S  JOHN P. POTHOVEN      Director                       March 21, 2002
-----------------------------
      John P. Pothoven

   /S/  JOHN W. N. STEDDOM    Director                       March 21, 2002
-----------------------------
     John W. N. Steddom

     /S/  JAMES G. WAKE       Director                       March 21, 2002
-----------------------------
        James G. Wake

   /S/  MICHAEL R. WELTER     Director                       March 21, 2002
-----------------------------
      Michael R. Welter

   /S/  EDWARD C. WHITHAM     Director                       March 21, 2002
-----------------------------
      Edward C. Whitham