Form 10-Q
period 2002-03-31
MAHASKA INVESTMENT CO
filed 2002-05-15
CIK 741390

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED                                  COMMISSION FILE NUMBER
MARCH 31, 2002                                             0-24630

                           MAHASKA INVESTMENT COMPANY
             (Exact Name of Registrant as Specified in its Charter)

         IOWA                                    42-1003699
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

                         Yes   X                   No______
                            -------
As of April 30, 2002, there were 3,874,068 shares of common stock $5 par value outstanding.

PART I -- Item 1. Financial Statements

                           MAHASKA INVESTMENT COMPANY
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CONDITION

(unaudited)
(dollars in thousands, except for share amounts)                                         March 31,   December 31,
                                                                                            2002        2001

                                                                                      ------------   ------------
                                      ASSETS

Cash and due from banks ........................................................      $     9,887    $    12,872
Interest-bearing deposits in banks  ............................................            2,615          2,965
Federal funds sold  ............................................................            7,245              -
                                                                                      ------------   ------------
    Cash and cash equivalents ..................................................           19,747         15,837
                                                                                      ------------   ------------
Investment securities:
    Available for sale .........................................................           60,723         50,206
    Held to maturity (fair value of $21,124 as of March 31, 2002
      and $22,034 as of December 31, 2001) .....................................           20,535         21,332
Loans ..........................................................................          314,309        322,681
Allowance for loan losses ......................................................           (3,600)        (3,381)
                                                                                      ------------   ------------
    Net loans ..................................................................          310,709        319,300
                                                                                      ------------   ------------
Loan pool participations .......................................................          108,530        110,393
Premises and equipment, net ....................................................            8,274          8,355
Accrued interest receivable ....................................................            4,182          4,540
Goodwill .......................................................................            5,667          5,667
Other intangible assets ........................................................            4,824          5,008
Other assets ...................................................................            5,690          5,157
                                                                                      ------------   ------------
      Total assets .............................................................      $   548,881    $   545,795
                                                                                      ============   ============

                       LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
    Demand .....................................................................      $    26,316    $    26,961
    NOW and Super NOW ..........................................................           48,150         45,372
    Savings ....................................................................          102,644         97,989
    Certificates of deposit ....................................................          210,815        208,323
                                                                                      ------------   ------------
      Total deposits ...........................................................          387,925        378,645
Federal funds purchased ........................................................                -         10,650
Federal Home Loan Bank advances ................................................           92,204         91,174
Notes payable ..................................................................           12,200          9,200
Other liabilities ..............................................................            5,395          5,299
                                                                                      ------------   ------------
      Total liabilities ........................................................          497,724        494,968
                                                                                      ------------   ------------

Shareholders' equity:
    Common stock, $5 par value; authorized 20,000,000 shares; issued
      4,912,849 shares as of March 31, 2002 and December 31, 2001...............           24,564         24,564
    Capital surplus ............................................................           13,033         13,033
    Treasury stock at cost, 1,045,255 shares as of March 31, 2002,
      and 1,040,255 shares as of December 31, 2001 .............................          (12,658)       (12,595)
    Retained earnings ..........................................................           25,880         25,082
    Accumulated other comprehensive income .....................................              338            743
                                                                                      ------------   ------------
      Total shareholders' equity ...............................................           51,157         50,827
                                                                                      ------------   ------------
      Total liabilities and shareholders' equity ...............................      $   548,881    $   545,795
                                                                                      ============   ============

See accompanying notes to consolidated financial statements.

                           MAHASKA INVESTMENT COMPANY
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

(unaudited)                                                                                               Three Months Ended
(dollars in thousands, except per share amounts)                                                              March 31,
                                                                                                    -------------------------------
                                                                                                        2002             2001
                                                                                                    -------------   ---------------
Interest income:
    Interest and fees on loans .................................................                    $       5,856   $        6,467
    Interest and discount on loan pool participations ..........................                            2,697            1,991
    Interest on bank deposits ..................................................                                6               11
    Interest on federal funds sold .............................................                               17               75
    Interest on investment securities:
      Available for sale .......................................................                              699            1,014
      Held to maturity .........................................................                              319              405
                                                                                                    -------------   --------------
        Total interest income ..................................................                            9,594            9,963
                                                                                                    -------------   --------------

Interest expense:
    Interest on deposits:
      NOW and Super NOW ........................................................                               74              168
      Savings ..................................................................                              477              867
      Certificates of deposit ..................................................                            2,440            3,122
    Interest on federal funds purchased ........................................                               14                9
    Interest on Federal Home Loan Bank advances ................................                            1,319            1,207
    Interest on notes payable ..................................................                              100              273
                                                                                                    -------------   --------------
        Total interest expense .................................................                            4,424            5,646
                                                                                                    -------------   --------------
        Net interest income ....................................................                            5,170            4,317
Provision for loan losses ......................................................                              260              147
                                                                                                    -------------   --------------
        Net interest income after provision for loan losses                                                 4,910            4,170
                                                                                                    -------------   --------------

Noninterest income:
    Service charges ............................................................                              511              473
    Data processing income .....................................................                               57               53
    Other operating income .....................................................                              312              226
    Losses on sale of available for sale securities .............................                                -               (2)
                                                                                                    -------------   --------------
        Total noninterest income ...............................................                              880              750
                                                                                                    -------------   --------------

Noninterest expense:
    Salaries and employee benefits .............................................                            1,711            1,635
    Net occupancy ..............................................................                              532              527
    Professional fees ..........................................................                              172              194
    Goodwill amortization ......................................................                                -               63
    Other intangilbe asset amortization ........................................                              184              200
    Other operating expense ....................................................                              967              798
                                                                                                    -------------   --------------
        Total noninterest expense ..............................................                            3,566            3,417
                                                                                                    -------------   --------------
        Income before income tax expense .......................................                            2,224            1,503
Income tax expense .............................................................                              807              511
                                                                                                    -------------   --------------
        Net income .............................................................                    $       1,417   $          992
                                                                                                    =============   ==============

Earnings per common share - basic ..............................................                    $        0.37   $         0.25
Earnings per common share - diluted ............................................                    $        0.36   $         0.25
Dividends per common share .....................................................                    $        0.16   $         0.15

See accompanying notes to consolidated financial statements.

                           MAHASKA INVESTMENT COMPANY
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME


(unaudited)                                                                               Three Months Ended
(in thousands)                                                                                 March 31,
                                                                                    -----------------------------
                                                                                        2002            2001
                                                                                    -------------   -------------
Net income .....................................................................           $1,417            $992
Other Comprehensive Income:
   Unrealized (losses) gains on securities available for sale:
    Unrealized holding (losses) gains arising during
      the period, net of tax ...................................................             (405)            747
    Less: reclassification adjustment for net losses included
      in net income, net of tax ................................................                -               1
                                                                                       ----------      ----------
Other comprehensive (loss) income, net of tax ..................................             (405)            748
                                                                                       ----------      ----------
Comprehensive income ...........................................................           $1,012          $1,740
                                                                                       ==========   =============

See accompanying notes to consolidated financial statements.

                           MAHASKA INVESTMENT COMPANY
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)                                                                            Three Months Ended
(dollars in thousands)                                                                       March 31,
                                                                                ----------------------------------
                                                                                     2002              2001
                                                                                ---------------  -----------------
Cash flows from operating activities:
    Net income .................................................................  $      1,417     $          992
    Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization ............................................           481                454
      Provision for loan losses ................................................           260                147
      Loss on sale of available for sale securities ............................             -                  2
      Amortization of investment securities and loans premiums .................            94                 51
      Accretion of investment securities and loan discounts ....................           (62)               (64)
      (Increase) decrease in other assets ......................................          (175)               430
      Increase in other liabilities ............................................           338                 40
                                                                                ---------------  -----------------
        Net cash provided by operating activities ..............................         2,353              2,052
                                                                                ---------------  -----------------

Cash flows from investing activities:
    Investment securities available for sale:
      Proceeds from sales ......................................................             -              4,098
      Proceeds from maturities .................................................         3,529              1,518
      Purchases ................................................................       (14,747)           (13,505)
    Investment securities held to maturity:
      Proceeds from maturities .................................................         1,064              1,133
      Purchases ................................................................          (244)                 -
    Net decrease (increase) in loans ...........................................         8,335               (628)
    Purchases of loan pool participations ......................................        (8,397)              (601)
    Principal recovery on loan pool participations .............................        10,260              6,164
    Purchases of premises and equipment ........................................          (194)              (717)
    Proceeds from sale of premises and equipment ...............................            21                  -
                                                                                ---------------  -----------------
        Net cash used in investing activities ..................................          (373)            (2,538)
                                                                                ---------------  -----------------

Cash flows from financing activities:
    Net increase in deposits ...................................................         9,280              9,752
    Net decrease in federal funds purchased ....................................       (10,650)            (2,345)
    Federal Home Loan Bank advances ............................................         1,000              2,500
    Repayment of Federal Home Loan Bank advances ...............................           (18)            (3,517)
    Advances on notes payable ..................................................         3,000                  -
    Principal payments on notes payable ........................................             -               (500)
    Dividends paid .............................................................          (619)              (595)
    Purchases of treasury stock ................................................           (63)                 -
    Proceeds from exercise of stock options ....................................             -                301
                                                                                ---------------  -----------------
        Net cash provided by financing activities ..............................         1,930              5,596
                                                                                ---------------  -----------------

        Net increase in cash and cash equivalents ..............................         3,910              5,110
Cash and cash equivalents at beginning of period ...............................        15,837             15,517
                                                                                ---------------  -----------------
Cash and cash equivalents at end of period .....................................  $     19,747     $       20,627
                                                                                ===============  =================

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
      Interest .................................................................  $      1,463     $        5,540
                                                                                ===============  =================
      Income taxes .............................................................  $        219     $          133
                                                                                ===============  =================

See accompanying notes to consolidated financial statements.

1.       Basis of Presentation

         The accompanying consolidated statements of income, the consolidated statements of comprehensive income, and the consolidated statements of cash flow for the three months ended March 31, 2002 and 2001 and the consolidated statements of condition as of December 31, 2001 and March 31, 2002 include the accounts and transactions of the Company and its five wholly-owned subsidiaries, Mahaska State Bank, Central Valley Bank, Pella State Bank, Midwest Federal Savings and Loan, and MIC Financial, Inc. All material intercompany balances and transactions have been eliminated in consolidation.

         The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2002, and the results of operations for the three months ended March 31, 2002 and 2001, and cash flows for the three months ended March 31, 2002 and 2001.

         The results for the three months ended March 31, 2002 may not be indicative of results for the year ending December 31, 2002, or for any other period.

2.       Consolidated Statements of Cash Flows

         In the consolidated statements of cash flows, cash and cash equivalents include cash and due from banks, interest-bearing deposits with banks, and federal funds sold.

3.       Income Taxes

         Federal income tax expense for the three months ended March 31, 2002 and 2001 was computed using the consolidated effective federal tax rate. The Company also recognized income tax expense pertaining to state franchise taxes payable individually by the subsidiary banks.

4.       Earnings Per Common Share

         Basic earnings per common share computations are based on the weighted average number of shares of common stock actually outstanding during the period. The weighted average number of shares for the three-month periods ended March 31, 2002 and 2001 was 3,871,038 and 3,953,471, respectively. Diluted earnings per share amounts are computed by dividing net income by the weighted average number of shares and all dilutive potential shares outstanding during the period. The computation of diluted earnings per share used a weighted average number of shares outstanding of 3,937,121 and 3,980,934 for the three months ended March 31, 2002 and 2001, respectively.

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

         SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities (a replacement of FASB Statement No. 125)," was issued in September 2000. The statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of the provisions of Statement No. 125 without reconsideration. The statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The adoption of the SFAS No. 140 did not have a material impact on the financial condition or results of operation of the Company.

         SFAS No. 141, "Business Combinations," was adopted by the Company on July 1, 2001. The statement requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001. The adoption of this statement did not have a material effect on the Company's financial statements.

         SFAS No. 142, "Goodwill and Other Intangible Assets," was adopted by the Company on January 1, 2002. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The adoption of SFAS No. 142 reduced the Company's goodwill amortization expense $63,000 beginning in the first quarter of 2002 since the goodwill attributable to the acquisition of Midwest Federal Savings is no longer being amortized. As of January 1, 2002, the goodwill attributable to the Midwest Federal Savings acquisition totaled $5,667,000. Goodwill in the amount of $3,684,000 as of January 1, 2002 continues to be amortized under SFAS Statement No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions." Under the provisions of this statement, the goodwill relating to the acquisitions of the United Federal Savings branches in 1994 and the acquisition of the Boatmen's Bank branch in 1996 is defined as "unidentifiable intangible assets" and must continue to be amortized.

         The table below reconciles the reported earnings for the three months ended March 31, 2001 to "adjusted earnings," which exclude goodwill amortization.

(unaudited)                                                              Three Months Ended
(dollars in thousands, except per share amounts)                              March 31,
                                                             --------------------------------------------
                                                               2002                 2001
                                                             -------  -----------------------------------
                                                             Reported  Reported    Goodwill      Adjusted
                                                             Earnings  Earnings   Amortization   Earnings
                                                             --------------------------------------------
Net income .............................................     $1,417    $    992   $        63    $  1,055
Earnings per share:
  Basic ................................................     $ 0.37    $   0.25   $      0.02    $   0.27
  Diluted ..............................................     $ 0.36    $   0.25   $      0.02    $   0.27

         The gross carrying amount of intangible assets and the associated accumulated amortizaion at March 31, 2002, is presented in the table below. Amortization expense for intangilble assets was $184 thousand for the quarter ended March 31, 2002.













(unaudited)                                                                          March 31, 2002
                                                                            ---------------------------
(in thousands)                                                                   Gross
                                                                                Carrying   Accumulated
                                                                                 Amount    Amortization
                                                                            ------------   ------------
Intangible assets:
    Core deposit premium .................................................  $   2,727      $      1,475
    Other intangible assets ..............................................      6,702             3,130
                                                                            ------------   ------------
      Total ..............................................................  $   9,429      $      4,605
                                                                            ------------   ------------

Unamortized intangible assets ............................................                 $      4,824
                                                                                           ============

         Core deposit intangibles are amortized using the effective-yield method based on a useful life of 10 years. Other unidentifiable intangible assets are being amortized using the straight-line method based on a useful life of 15 years. Amortization expense related to core deposit intangibles was $72,000 for the three months ended March 31, 2002 and $88,000 for the three months ended March 31, 2001. Amortization expense related to other unidentifiable intangible assets was $112,000 for the three months ended March 31, 2002 and 2001.

         Projections of amortization expense are based on existing asset balances and the remaining useful lives. The following table shows the estimated future amortization expense for amortized intangible assets:

(unaudited)                                                Core
(dollars in thousands)                                    Deposit
                                                          Premium       Other         Total
                                                        ------------ ------------- ------------
Nine months ended December 31, 2002 ................      $   218     $    334         $552

Year ended December 31,
 2003 ..............................................          245          447          692
 2004 ..............................................          189          447          636
 2005 ..............................................          153          447          600
 2006 ..............................................          132          447          579
 2007 ..............................................          115          446          561

         Effective January 1, 2002 goodwill will be assessed at least annually for impairment by applying a fair-value-based test using discounted cash flows. The Company will complete its initial goodwill impairment assessment in the second quarter and does not anticipate any transitional impairment charge.

         SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued in August 2001 and was adopted by the Company on January 1, 2002. SFAS No. 72 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The adoption of SFAS 144 did not have a material effect on the results of operations or financial condition of the Company.

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

7.       Sale of MIC Financial, Inc.

         On April 23, 1999, the Company announced that it had elected to seek a buyer for MIC Financial, Inc. ("MIC Financial"), its wholly-owned commercial finance subsidiary. A satisfactory agreement could not be reached with any potential buyers, so the decision was made to sell groups of leases and assets. As of March 31, 2002, MIC Financial's loan and lease portfolio totaled $968,000, less than 1 percent of the Company's total loans as of that date. Management continues to evaluate options on the remaining assets of MIC Financial.

PART I -- Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                          QUARTER ENDED MARCH 31, 2002

The Company recorded net income of $1,417,000 for the quarter ended March 31, 2002, compared with net income of $992,000 for the quarter ended March 31, 2001, an increase of $425,000 or 43 percent. The increase in net income was primarily due to improved net interest income. Basic earnings per share for the first quarter of 2002 were $.37 versus $.25 for the first quarter of 2001. Diluted earnings per share were $.36 in 2002 and $.25 for the first quarter of 2001. Actual weighted average shares outstanding were 3,871,038 and 3,953,471 for the first quarter of 2002 and 2001, respectively. The Company's return on average assets for the quarter ended March 31, 2002 was 1.07 percent compared with a return of .78 percent for the quarter ended March 31, 2001. The Company's return on average equity was 11.21 percent for the three months ended March 31, 2002 versus 8.06 percent for the three months ended March 31, 2001.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income is computed by subtracting total interest expense from total interest income. Fluctuations in net interest income can result from the changes in the volumes of assets and liabilities as well as changes in interest rates. Market interest rates on a national and local level moved downward throughout the year 2001. Interest rates remained relatively constant during the first quarter of 2002. The Company's net interest income for the quarter ended March 31, 2002 increased $853,000 or 20 percent to $5,170,000 from $4,317,000 for the three months ended March 31, 2001. Total interest income was $369,000 or 4 percent lower in the first quarter of 2002 compared with the same period in 2001 primarily due to reduction in interest rates. The Company's total interest expense for the first quarter of 2002 decreased $1,222,000 or 22 percent compared with the same period in 2001 due to the lower interest rate environment. The Company's net interest margin on a federal tax-equivalent basis for the first quarter of 2002 increased to 4.21 percent from 3.73 percent in the first quarter of 2001. Net interest margin is a measure of the net return on interest-earning assets and is computed by dividing annualized net interest income by the average of total interest-earning assets for the period. The Company's overall yield on earning assets was 7.76 percent for the first quarter of 2002 compared with 8.51 percent for the first quarter of 2001. The rate on interest-bearing liabilities decreased in the first quarter of 2002 to 3.91 percent compared to 5.25 percent for the first quarter of 2001.

Interest income and fees on loans decreased $611,000 or 9 percent in the first
---------------------------------
quarter of 2002 compared to the same period in 2001, mainly due to lower interest rates. The average yield on loans decreased to 7.50 percent for the first quarter of 2002, compared to 8.42 percent in the first quarter of 2001. The yield on the Company's loan portfolio is affected by the amount of nonaccrual loans (which do not earn interest income), the mix of the portfolio (real estate loans generally have a lower overall yield than commercial and agricultural loans), the effects of competition and the interest rate environment on the amounts and volumes of new loan originations, and the mix of variable rate versus fixed rate loans in the Company's portfolio. The lower interest rates were not beneficial to the Company as variable rate loans tied to prime were adjusted downward and produced less interest income. Renewing fixed-rate loans have been rewritten at lower rates reflecting the market interest rate environment. Loan demand by customers in the market areas served by the Company has become "soft" as general economic conditions have weakened and potential borrowers are less willing to increase their debt load. Average loans outstanding were $316,549,000 in 2002 compared with $311,553,000 for the first quarter of 2001, an increase of $4,996,000 or 2 percent.

Interest and discount income on loan pool participations increased $706,000 or
--------------------------------------------------------
35 percent in the first quarter of 2002 compared with 2001, as a result of the greater volume of loan pool participations. Interest income and discount collected on the loan pool participations for the three months ended March 31, 2002 was $2,697,000 compared with $1,991,000 collected in the first quarter of 2001. The yield on loan pool participations was 10.3 percent for the first quarter of 2002 compared with 11.4 percent for the quarter ended March 31, 2001. The average loan pool participation investment balance was $35,274,000 or 50 percent higher in the first quarter of 2002 than in 2001 as a result of pool purchases in the second, third, and fourth quarters of 2001. Newly purchased loan pools typically do not produce income for a period of up to 120 days from date of purchase, which significantly impacts the overall yield on pools. These loan pool participations are pools of performing and distressed and nonperforming loans that the Company has purchased at a discount from the aggregate outstanding principal amount of the underlying loans. Income is derived from this investment in the form of interest collected and the repayment of the principal in excess of the purchase cost which is herein referred to as "discount recovery." The Company recognizes interest income and discount recovery on its loan pool participations on a cash basis. The loan pool participations have traditionally been a high-yield activity for the Company, but this yield has fluctuated from period to period based on the amount of cash collection, discount recovery, and net collection expenses of the servicer in any given period. The income and yield on loan pool participations may vary in future periods due to the volume and discount rate on loan pools purchased.

Interest income on investment securities decreased $401,000 or 28 percent in the
----------------------------------------
quarter ended March 31, 2002, compared with the quarter ended March 31, 2001 due to decreased volume in the portfolio and also due to the decreased interest rates. Interest income on investment securities totaled $1,018,000 for the first quarter of 2002 compared with $1,419,000 in 2001. The average balance of investments in 2002 was $75,247,000, down from $88,492,000 in the first quarter of 2001. The yield on the Company's investment portfolio in the first quarter of 2002 decreased to 5.89 percent from 6.94 percent in the comparable period of 2001.

Interest expense on deposits decreased $1,166,000 in the first quarter of 2002
----------------------------
compared with 2001 mainly due to the lowered national and local market interest rate environment. Average interest-bearing deposits for the first quarter of 2002 increased $7,075,000 or 2 percent from the same period in 2001. Interest-bearing demand deposits and savings accounts increased in 2002 while average certificates of deposit decreased. The weighted average rate paid on interest-bearing deposits was 3.42 percent in the first quarter of 2002 compared with 4.85 percent in the first quarter of 2001. The full benefit of lower market deposit rates may not be realized if the competitive environment forces the Company to pay above-market rates to attract or retain deposits in future periods.

Interest expense on borrowed funds decreased $56,000 in the first quarter of
----------------------------------
2002 compared with 2001. Interest expense on Federal Home Loan Bank advances was $112,000 higher in the first quarter of 2002 reflecting the Company's greater utilization of this alternative funding method. Interest expense on notes payable decreased $173,000 in the first quarter of 2002 compared with 2001 reflecting lower average borrowings on the Company's commercial bank line of credit and decreased interest rates. The Company's notes payable line is variable with the national prime rate and any changes in this rate will affect the amount of interest expense incurred in future periods.

Provision for Loan Losses

The Company recorded a provision for loan losses of $260,000 in the first quarter of 2002 compared with $147,000 in the first quarter of 2001. Management determines an appropriate provision based on its evaluation of the adequacy of the allowance for loan losses in relationship to a continuing review of problem loans, the current economic conditions, actual loss experience and industry trends. Management believes that the allowance for loan losses is adequate based on the inherent risk in the portfolio as of March 31, 2002, however, growth in the loan portfolio and the uncertainty of the general economy require that management continue to evaluate the adequacy of the allowance for loan losses and make additional provisions in future periods as deemed necessary.

Other Income

Other income results from the charges and fees collected by the Company from its customers for various services performed, data processing income received from nonaffiliated banks, miscellaneous other income and gains (or losses) from the sale of investment securities held in the available for sale category. Total other income was $130,000 or 17 percent greater in the first quarter of 2002 compared with 2001. Most of the increase was due to higher service charge income and origination fees for loans sold on the secondary market.

Other Expense

Total other noninterest expense for the quarter ended March 31, 2002 increased $149,000 compared to noninterest expense for the first quarter of 2001. Other expense includes all the costs incurred to operate the Company except for interest expense, the loan loss provision and income taxes. Salaries and benefits expense for the first quarter of 2002 increased $76,000 or 5 percent from 2001 as a result of increased salary levels and health insurance costs. Other operating expense increased by $169,000 in the first quarter of 2002 compared with the three months ended March 31, 2001 due to the write-down to market value of a commercial property held in other real estate. Goodwill and other intangible asset amortization decreased $79,000 in the first quarter of 2002 as a result of the adoption of FASB Statement No. 142, which permitted the discontinuation of amortization of goodwill effective January 1, 2002. The Company does continue to amortize core deposit intangibles and Statement 72 unidentifiable intangible assets.

Income Tax Expense

The Company incurred income tax expense of $807,000 for the three months ended March 31, 2002 compared with $511,000 for the three months ended March 31, 2001. The increased tax expense for the March 2002 quarter was mainly due to higher overall taxable income compared to the same period in the prior year. The effective income tax rate as a percent of income before taxes for the three months ended March 31, 2002 and 2001 was 36.3 percent and 34.0 percent, respectively.

FINANCIAL CONDITION

Total assets as of March 31, 2002 were $548,881,000, an increase of $3,086,000 or less than 1 percent from December 31, 2001. As of March 31, 2002, the Company had $7,245,000 in federal funds sold and no federal funds purchased compared with $10,650,000 purchased as of December 31, 2001. The Company's liquidity needs are usually highest in the second and third quarters of each year due to seasonal loan demand and minimal deposit growth in the first nine months of the year. Federal funds are purchased on a short-term basis to meet this liquidity need.

Investment Securities

Investment securities available for sale totaled $60,723,000 as of March 31, 2002. This is an increase of $10,517,000 from December 31, 2001 as securities were purchased for the portfolio. Investment securities classified as held to maturity declined to $20,535,000 as of March 31, 2002, compared with $21,332,000 on December 31, 2001, as the proceeds from maturities were reinvested in available for sale securities.

Loans

Loan volumes declined in the first quarter of 2002 to $314,309,000 on March 31, 2002. The $8,372,000 decrease from December 31, 2001 was, in part, due to the payoff of a large commercial real estate line, continued refinancing of residential real estate loans into long-term fixed rate secondary market loans, and a general weakening in economic conditions in the markets served by the Company. As of March 31, 2002, the Company's loan to deposit ratio (excluding loan pool investments) was 81.0 percent compared with a year-end 2001 loan to deposit ratio of 85.2 percent. The decrease in the loan to deposit ratio is attributable to the decline in loan volume and the increase in deposits since December 31, 2001. As of March 31, 2002, loans secured by real estate (including 1 to 4 family, multi-family, commercial and agricultural) comprised the largest category in the portfolio at approximately 72 percent of total loans. Agricultural loans and commercial loans were each approximately 12 percent of total loans. Loans to individuals and other loans constituted approximately 4 percent.

Loan Pool Participations

As of March 31, 2002, the Company had loan pool participations of $108,530,000, a decrease of $1,863,000 or 2 percent from the December 31, 2001 balance of $110,393,000. The reduction in the loan pool participations is primarily due to collections made in the normal course of business. The loan pool investment balance shown as an asset on the Company's Statement of Condition represents the discounted purchase cost of the loan pool participations. The Company was the winning bidder on three loan pool packages during the first quarter of 2002 totaling $8,397,000. The average loan pool participation balance of $106,412,000 for the first three months of 2002 was $35,274,000 or 50 percent higher than the average balance of $71,138,000 for the first quarter of 2001.

Deposits

Total deposits as of March 31, 2002 were $387,295,000 compared with $378,645,000 as of December 31, 2001. Certificates of deposit remain the largest category of deposits at March 31, 2002 representing approximately 54 percent of total deposits. Deposits grew 2 percent during the first quarter of 2002.

Borrowed Funds/Notes Payable

The Company had no Federal Funds purchased on March 31, 2002. There was $10,650,000 in Federal Funds purchased on December 31, 2001. During the first quarter of 2002, the Company had an average balance of Federal Funds purchased of $2,581,000. Advances from the Federal Home Loan Bank totaled $92,204,000 as of March 31, 2002 compared with $91,174,000 as of December 31, 2001. Notes payable increased to $12,200,000 on March 31, 2002 from $9,200,000 on December 31, 2001 as the Company utilized this funding mechanism to acquire loan pool participations.

Nonperforming Assets

The Company's nonperforming assets totaled $4,439,000 (1.39 percent of total loans) as of March 31, 2002, compared to $3,670,000 (1.08 percent of total loans) as of December 31, 2001. All nonperforming asset totals and related ratios exclude the loan pool participations. The following table presents the categories of nonperforming assets as of March 31, 2002 compared with December 31, 2001:

                              Nonperforming Assets
                             (dollars in thousands)

                                         March 31,       December 31,
                                           2002              2001
                                           ----              ----

Nonaccrual                                $2,910            $2,559
Loans 90 days past due                     1,469               926
Other real estate owned                       60               185
                                          ------            ------
                                          $4,439            $3,670
                                          ======            ======

From December 31, 2001 to March 31, 2002, nonaccrual loans increased $351,000 as the result of concerns with the quality of an agricultural line of credit. Loans ninety days past due increased $543,000. The increase in loans ninety days past due was attributable to one large agricultural construction credit that is expected to be rolled into permanent financing when the construction is complete. Other real estate owned decreased by $125,000 as property held in this category was reduced to its current market value. The Company's allowance for loan losses as of March 31, 2002 was $3,600,000, which was 1.15 percent of total loans as of that date. This compares with an allowance for loan losses of $3,381,000 as of December 31, 2001, which was 1.05 percent of total loans. As of March 31, 2002, the allowance for loan losses was 82.21 percent of nonperforming loans compared with 96.99 percent as of December 31, 2001. Based on the inherent risk in the loan portfolio, management believes that as of March 31, 2002, the allowance for loan losses is adequate. For the three months ended March 31, 2002, the Company's net loan charge-offs were $41,000 compared with net charge-offs of $18,000 during the quarter ended March 31, 2001.

Capital Resources

Total shareholders' equity was 9.3 percent of total assets as of March 31, 2002 and as of December 31, 2001. The Company's Tier 1 Capital Ratio was 10.2 percent of risk-weighted assets as of March 31, 2002 and was 10.0 percent as of December 31, 2001, compared to a 4.0 percent regulatory requirement. Risk-based capital guidelines require the classification of assets and some off-balance-sheet items in terms of credit-risk exposure and the measuring of capital as percentage of the risk-adjusted asset totals. Tier 1 Capital is the Company's total common shareholders' equity reduced by goodwill. Management believes that, as of March 31, 2002, the Company and its subsidiary banks meet all capital adequacy requirements to which they are subject. As of that date, all the bank subsidiaries were "well capitalized" under regulatory prompt corrective action provisions. During the first quarter of 2002, the Company repurchased 5,000 shares of common stock on the open market in accordance with the terms of its' previously-approved stock repurchase authorization.

Liquidity

Liquidity management involves meeting the cash flow requirements of depositors and borrowers. The Company conducts liquidity management on both a daily and long-term basis; and it adjusts its investments in liquid assets based on expected loan demand, projected loan maturities and payments, estimated cash flows from the loan pool participations, expected deposit flows, yields available on interest-bearing deposits, and the objectives of its asset/liability management program. The Company had liquid assets (cash and cash equivalents) of $19,747,000 as of March 31, 2002, compared with $15,837,000 as of December 31, 2001. Most of the increase during the quarter was in federal funds sold. Investment securities classified as available for sale could be sold to meet liquidity needs if necessary. Additionally, the bank subsidiaries maintain lines of credit with correspondent banks and the Federal Home Loan Bank that would allow them to borrow federal funds on a short-term basis if necessary. The Company also maintains a line of credit with a major commercial bank that provides liquidity for the purchase of loan pool participations and other corporate needs. Management believes that the Company has sufficient liquidity as of March 31, 2002 to meet the needs of borrowers and depositors.

Market Risk Management

Market risk is the risk of earnings volatility that results from adverse changes in interest rates and market prices. The Company's market risk is primarily comprised of interest rate risk arising from its core banking activities of lending and deposit taking. Interest rate risk is the risk that changes in market interest rates may adversely affect the Company's net interest income. Management continually develops and applies strategies to mitigate this risk. The Company has not experienced any material changes to its market risk position since December 31, 2001, from that disclosed in the Company's 2001 Form 10-K Annual Report. Management does not believe that the Company's primary market risk exposures and how those exposures were managed in the first three months of 2002 changed when compared to 2001.

The Company uses a third-party computer software simulation modeling program to measure its exposure to potential interest rate changes. For various assumed hypothetical changes in market interest rates, numerous other assumptions are made such as prepayment speeds on loans and securities backed by mortgages, the slope of the Treasury yield curve, the rates and volumes of the Company's deposits and the rates and volumes of the Company's loans. This analysis measures the estimated change in net interest income in the event of hypothetical changes in interest rates. This analysis of the Company's interest rate risk was presented in the Form 10-K filed by the Company for the year ended December 31, 2001.

Commitments and Contingencies

In the ordinary course of business, the Company is engaged in various issues involving litigation. Management believes that none of this litigation is material to the Company's results of operations.

Critical Accounting Policies

The Company has identified two critical accounting policies and practices relative to the financial condition and results of operation. These two accounting policies relate to the allowance for loan losses and to loan pool accounting.

         The allowance for loan losses is based on management's opinion, and is adequate to absorb losses in the existing portfolio. In evaluating the portfolio, management takes into consideration numerous factors, including current economic conditions, prior loan loss experience, the composition of the loan portfolio, and management's estimate of probable credit losses. The allowance for loan loss is established through a provision for loss based on management's evaluation of the risk inherent in the loan portfolio, the composition of the portfolio, specific impaired loans, and current economic conditions. Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loss experience, and other factors that warrant recognition in providing for an adequate allowance for loan loss.

         The loan pool accounting practice relates to management's opinion that the investment amount reflected on the Company's financial statements does not exceed the estimated net realizable value or the fair value of the underlying collateral securing the purchased loans. In evaluating the purchased loan portfolio, management takes into consideration many factors, including the borrowers' current financial situation, the underlying collateral, current economic conditions, historical collection experience, and other factors relative to the collection process.

         In the event that management's evaluation of the level of the allowance for loan losses is inadequate, the Company would need to increase its provision for loan losses. If the estimated realizable value of the loan pool participations is understated, the Company's yield on the loan pools would be reduced.

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

         11                Computation of Per Share Earnings.


(b) Reports on Form 8-K: No reports on Form 8-K were required to be filed during the three months ended March 31, 2002.

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

                            Mahaska Investment Company
                            --------------------------
                                    (Registrant)


                            By: /s/ Charles S. Howard
                                ----------------------
                                    Charles S. Howard
                                    Chairman, President, Chief Executive Officer

                                    May 10, 2002
                                    ------------
                                    Dated


                            By: /s/ David A. Meinert
                                --------------------
                                    David A. Meinert
                                    Executive Vice President
                                    and Chief Financial Officer
                                    (Principal Accounting Officer)

                                    May 10, 2002
                                    ------------
                                    Dated