Form 10-Q
period 2002-06-30
MAHASKA INVESTMENT CO
filed 2002-08-13
CIK 741390

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR QUARTER ENDED                                 COMMISSION FILE NUMBER
JUNE 30, 2002                                              0-24630





                           MAHASKA INVESTMENT COMPANY
             (Exact Name of Registrant as Specified in its Charter)




         IOWA                                            42-1003699
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

                         Yes   X                   No______
                            -------

As of July 31, 2002, there were 3,875,604 shares of common stock $5 par value outstanding.

PART I -- Item 1. Financial Statements

                           MAHASKA INVESTMENT COMPANY
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CONDITION

(unaudited)
(dollars in thousands, except for share amounts)                             June 30,        December 31,
                                                                               2002              2001
                                                                           -----------       ------------
                                      ASSETS
Cash and due from banks ..................................................  $   8,749          $ 12,872
Interest-bearing deposits in banks .......................................      2,464             2,965
                                                                           -----------       ------------
    Cash and cash equivalents ............................................     11,213            15,837
                                                                           -----------       ------------
Investment securities:
    Available for sale ...................................................     73,692            50,206
    Held to maturity (fair value of $18,543 as of June 30, 2002
      and $22,034 as of December 31, 2001) ...............................     17,724            21,332
Loans ....................................................................    314,268           322,681
Allowance for loan losses ................................................     (3,849)           (3,381
                                                                           -----------       ------------
    Net loans ............................................................    310,419           319,300
                                                                           -----------       ------------
Loan pool participations .................................................     98,509           110,393
Premises and equipment, net ..............................................      8,224             8,355
Accrued interest receivable ..............................................      4,050             4,540
Goodwill .................................................................      5,667             5,667
Other intangible assets ..................................................      4,640             5,008
Other assets .............................................................      6,495             5,157
                                                                           -----------       ------------
      Total assets .......................................................  $ 540,633         $ 545,795
                                                                           ===========       ============

                       LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
    Demand ...............................................................  $  25,310          $ 26,961
    NOW and Super NOW ....................................................     43,987            45,372
    Savings ..............................................................    101,546            97,989
    Certificates of deposit ..............................................    213,976           208,323
                                                                           -----------       ------------
      Total deposits .....................................................    384,819           378,645
Federal funds purchased ..................................................      5,800            10,650
Federal Home Loan Bank advances ..........................................     80,234            91,174
Notes payable ............................................................      2,350             9,200
Long-term debt ...........................................................     10,000                 -
Other liabilities ........................................................      4,753             5,299
                                                                           -----------       ------------
      Total liabilities ..................................................    487,956           494,968
                                                                           -----------       ------------
Shareholders' equity:
    Common stock, $5 par value; authorized 20,000,000 shares; issued
      4,912,849 shares as of June 30, 2002 and December 31, 2001..........     24,564            24,564
    Capital surplus ......................................................     13,013            13,033
    Treasury stock at cost, 1,037,295 shares as of June 30, 2002,
      and 1,040,255 shares as of December 31, 2001 .......................    (12,563)          (12,595)
    Retained earnings ....................................................     26,662            25,082
    Accumulated other comprehensive income ...............................      1,001               743
                                                                           -----------       ------------
      Total shareholders' equity .........................................     52,677            50,827
                                                                           -----------       ------------
      Total liabilities and shareholders' equity .........................  $ 540,633         $ 545,795
                                                                           ===========       ============

See accompanying notes to consolidated financial statements.

                      MAHASKA INVESTMENT COMPANY

                           AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME

(unaudited)                                                                 Three Months Ended       Six Months Ended
(dollars in thousands, except per share amounts)                                 June 30,                 June 30,
                                                                            ------------------      --------------------
                                                                              2002     2001           2002       2001
                                                                            --------  --------      --------   ---------
Interest income:
    Interest and fees on loans .....................................         $ 5,794   $ 6,304      $ 11,650    $ 12,771
    Interest and discount on loan pool participations ..............           2,657     2,159         5,354       4,150
    Interest on bank deposits ......................................               5        24            11          35
    Interest on federal funds sold .................................              34        87            51         162
    Interest on investment securities:
      Available for sale ...........................................             856     1,111         1,555       2,125
      Held to maturity .............................................             293       381           612         786
                                                                             -------   -------      --------    --------
        Total interest income ......................................           9,639    10,066        19,233      20,029
                                                                             -------   -------      --------    --------

Interest expense:
    Interest on deposits:
      NOW and Super NOW ............................................              72       143           146         311
      Savings ......................................................             507       811           984       1,678
      Certificates of deposit ......................................           2,358     3,135         4,798       6,257
    Interest on federal funds purchased ............................               4         -            18           9
    Interest on Federal Home Loan Bank advances ....................           1,299     1,291         2,618       2,498
    Interest on notes payable ......................................             121       216           221         489
    Interest on long-term debt .....................................               6         -             6           -
                                                                             -------   -------      --------    --------
        Totallinteresttexpensee.....................................           4,367     5,596         8,791      11,242
                                                                             -------   -------      --------    --------
        Nettinteresttincomee........................................           5,272     4,470        10,442       8,787
Provision for loan losses ..........................................             276       354           536         501
                                                                             -------   -------      --------    --------
        Net interest income after provision for loan losses ........           4,996     4,116         9,906       8,286
                                                                             -------   -------      --------    --------

Noninterest income:
    Service charges ................................................             561       540         1,072       1,013
    Data processing income .........................................              60        55           117         108
    Other operating income .........................................             333       253           645         479
    Gains (losses) on sale of available for sale securities ........               -       395             -         393
                                                                             -------   -------      --------    --------
        Total noninterest income ...................................             954     1,243         1,834       1,993
                                                                             -------   -------      --------    --------

Noninterest expense:
    Salaries and employee benefits .................................           1,978     1,908         3,689       3,543
    Net occupancy ..................................................             572       530         1,104       1,057
    Professional fees ..............................................             162       427           334         621
    Goodwill amortization ..........................................               -        63             -         126
    Other intangible asset amortization ............................             184       200           368         400
    Other operating expense ........................................             884       760         1,851       1,558
                                                                             -------   -------      --------    --------
        Total noninterest expense ..................................           3,780     3,888         7,346       7,305
                                                                             -------   -------      --------    --------
        Income before income tax expense ...........................           2,170     1,471         4,394       2,974
Income tax expense .................................................             768       492         1,575       1,003
                                                                             -------   -------      --------    --------
        Net income .................................................         $ 1,402   $   979      $  2,819    $  1,971
                                                                             =======   =======      ========    ========

Earnings per common share - basic ..................................         $  0.36   $  0.25      $   0.73    $   0.50
Earnings per common share - diluted ................................         $  0.35   $  0.24      $   0.71    $   0.49
Dividends per common share .........................................         $  0.16   $  0.15      $   0.32    $   0.30

See accompanying notes to consolidated financial statements.

                           MAHASKA INVESTMENT COMPANY
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)                                                             Three Months Ended   Six Months Ended
(in thousands)                                                               June 30,            June 30,
                                                                        ------------------   ----------------
                                                                          2002      2001       2002    2001
                                                                        --------  --------   -------  -------
Net income ........................................................     $  1,402  $   979    $ 2,819  $1,971
Other Comprehensive Income:
    Unrealized gains (losses) on securities available for sale:
      Unrealized holding gains arising during
        the period, net of tax ....................................          663       71        258     818
      Less: reclassification adjustment for net gains included
        in net income, net of tax .................................            -     (247)         -    (246)
                                                                        --------  --------   -------  -------
Other comprehensive income (loss), net of tax .....................          663     (176)       258     572
                                                                        --------  --------   -------  -------
Comprehensive income ..............................................     $  2,065  $   803    $ 3,077  $2,543
                                                                        ========  ========   =======  =======

See accompanying notes to consolidated financial statements.

                           MAHASKA INVESTMENT COMPANY
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)                                                             Six Months Ended
(dollars in thousands)                                                      June 30,
                                                                    -------------------------
                                                                       2002           2001
                                                                    ---------       ---------
Cash flows from operating activities:
    Net income ...................................................  $  2,819        $  1,971
    Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization ..............................       965             932
      Provision for loan losses ..................................       536             501
      Gain on sale of available for sale securities ..............         -            (393)
      (Gain) loss on sale of premises and equipment ..............        (3)              3
      Amortization of investment securities and loans premiums ...       228             123
      Accretion of investment securities and loan discounts ......      (107)           (148)
      (Increase) decrease in other assets ........................      (848)          2,151
      Decrease in other liabilities ..............................      (697)           (273)
                                                                    ---------       ---------
        Net cash provided by operating activities ................     2,893           4,867
                                                                    ---------       ---------
Cash flows from investing activities:
    Investment securities available for sale:
      Proceeds from sales ........................................         -          14,910
      Proceeds from maturities ...................................     4,836           5,858
      Purchases ..................................................   (28,060)        (22,881)
    Investment securities held to maturity:
      Proceeds from maturities ...................................     3,895           3,435
      Purchases ..................................................      (244)              -
    Net decrease (increase) in loans .............................     8,338          (3,120)
    Purchases of loan pool participations ........................   (17,104)        (28,913)
    Principal recovery on loan pool participations ...............    28,988          11,695
    Purchases of premises and equipment ..........................      (401)         (1,941)
    Proceeds from sale of premises and equipment .................        24               3
                                                                    ---------       ---------
        Net cash provided by (used in) investing activities ......       272         (20,954)
                                                                    ---------       ---------
Cash flows from financing activities:
    Net increase in deposits .....................................     6,174          10,416
    Net decrease in federal funds purchased ......................    (4,850)         (2,345)
    Federal Home Loan Bank advances ..............................     1,000          18,500
    Repayment of Federal Home Loan Bank advances .................   (12,036)         (6,784)
    Advances on notes payable ....................................     3,000               -
    Principal payments on notes payable ..........................    (9,850)         (1,900)
    Advances on long-term debt ...................................    10,000               -
    Dividends paid ...............................................    (1,239)         (1,191)
    Purchases of treasury stock ..................................       (72)              -
    Proceeds from exercise of stock options ......................        84             302
                                                                    ---------       ---------
        Net cash (used in) provided by financing activities ......    (7,789)         16,998
                                                                    ---------       ---------
        Net (decrease) increase in cash and cash equivalents .....    (4,624)            911
Cash and cash equivalents at beginning of period .................    15,837          15,517
                                                                    ---------       ---------
Cash and cash equivalents at end of period .......................  $ 11,213        $ 16,428
                                                                    =========       =========
Supplemental disclosures of cash flow information:
    Cash paid during the period for:
      Interest ...................................................  $  5,950        $ 11,280
                                                                    =========       =========
      Income taxes ...............................................  $  2,285        $  1,035
                                                                    =========       =========

See accompanying notes to consolidated financial statements.

1.       Basis of Presentation

         The accompanying consolidated statements of income, the consolidated statements of comprehensive income, and the consolidated statements of cash flow for the three months and the six months ended June 30, 2002 and 2001 and the consolidated statements of condition as of December 31, 2001 and June 30, 2002 include the accounts and transactions of the Company and its five wholly-owned subsidiaries, Mahaska State Bank, Central Valley Bank, Pella State Bank, Midwest Federal Savings and Loan, and MIC Financial, Inc. All material intercompany balances and transactions have been eliminated in consolidation.

         The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2002, and the results of operations for the three months and the six months ended June 30, 2002 and 2001, and cash flows for the six months ended June 30, 2002 and 2001.

         The results for the three months and the six months ended June 30, 2002 may not be indicative of results for the year ending December 31, 2002, or for any other period.

2.       Consolidated Statements of Cash Flows

         In the consolidated statements of cash flows, cash and cash equivalents include cash and due from banks, interest-bearing deposits with banks, and federal funds sold.

3.       Income Taxes

         Federal income tax expense for the three months and the six months ended June 30, 2002 and 2001 was computed using the consolidated effective federal tax rate. The Company also recognized income tax expense pertaining to state franchise taxes payable individually by the subsidiary banks.

4.       Earnings Per Common Share

         Basic earnings per common share computations are based on the weighted average number of shares of common stock actually outstanding during the period. The weighted average number of shares for the three-month periods ended June 30, 2002 and 2001 was 3,873,120 and 3,971,202, respectively. Weighted average shares outstanding for the six-month periods ended June 30, 2002 and 2001 was 3,872,085 and 3,962,386, respectively. Diluted earnings per share amounts are computed by dividing net income by the weighted average number of shares and all dilutive potential shares outstanding during the period. The computation of diluted earnings per share used a weighted average number of shares outstanding of 3,963,563 and 4,002,096 for the three months ended June 30, 2002 and 2001, respectively. For the six-months ended June 30, 2002 and 2001, diluted earnings per share was calculated using weighted average shares outstanding of 3,950,719 and 3,991,143, respectively.

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

         SFAS No. 142, "Goodwill and Other Intangible Assets," was adopted by the Company on January 1, 2002. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The adoption of SFAS No. 142 reduced the Company's goodwill amortization expense $63,000 in the second quarter of 2002 and $126,000 for the first six months of 2002 since the goodwill attributable to the acquisition of Midwest Federal Savings is no longer being amortized. As of January 1, 2002, the goodwill attributable to the Midwest Federal Savings acquisition totaled $5,667,000. Goodwill in the amount of $3,684,000 as of January 1, 2002 continues to be amortized under SFAS Statement No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions." Under the provisions of this Statement, the goodwill relating to the acquisitions of the United Federal Savings branches in 1994 and the acquisition of the Boatmen's Bank branch in 1996 is defined as "unidentifiable intangible assets" and must continue to be amortized.

         The table below reconciles the reported earnings for the three months ended June 30, 2001 to "adjusted earnings," which exclude goodwill amortization.

(unaudited)                                                                       Three Months Ended
(dollars in thousands, except per share amounts)                                        June 30,
                                                                   ---------------------------------------------------
                                                                      2002                       2001
                                                                   ----------  ---------------------------------------
                                                                    Reported    Reported       Goodwill      Adjusted
                                                                    Earnings    Earnings     Amortization    Earnings
                                                                   ----------  ----------    ------------   ----------
Net income ....................................................     $  1,402    $    979       $     63      $  1,042

Earnings per share:
    Basic .....................................................     $   0.36    $   0.25       $   0.01      $   0.26
    Diluted ...................................................     $   0.35    $   0.24       $   0.02      $   0.26

The following table reconciles the reported earnings for the six months ended June 30, 2001 to "adjusted earnings," which exclude goodwill amortization.

                                                                                    Six Months Ended
                                                                                        June 30,
                                                                   ---------------------------------------------------
                                                                      2002                       2001
                                                                   ----------  ---------------------------------------
                                                                    Reported    Reported       Goodwill      Adjusted
                                                                    Earnings    Earnings     Amortization    Earnings
                                                                   ----------  ----------    ------------   ----------
Net income ....................................................     $  2,819    $  1,971       $    126      $  2,097

Earnings per share:
    Basic .....................................................     $   0.73    $   0.50       $   0.03      $   0.53
    Diluted ...................................................     $   0.71    $   0.49       $   0.04      $   0.53

The gross carrying amount of intangible assets and the associated accumulated amortizaion at June 30, 2002, is presented in the table below. Amortization expense for intangible assets was $184 thousand for the quarter ended June 30, 2002 and $368 thousand for the six months ended June 30, 2002.

(unaudited)                                                                                       June 30, 2002
                                                                                          ----------------------------
(in thousands)                                                                               Gross
                                                                                            Carrying     Accumulated
                                                                                             Amount     Amortization
                                                                                          ------------  --------------
Intangible assets:
 Core deposit premium .............................................................         $  2,727      $    1,548
 Other intangible assets ..........................................................            6,702           3,241
                                                                                          ------------  --------------
  Total ...........................................................................         $  9,429      $    4,789
                                                                                          ------------  --------------
Unamortized intangible assets .....................................................                       $    4,640
                                                                                                        --------------

Core deposit intangibles are amortized using the effective-yield method based on a useful life of 10 years. Other unidentifiable intangible assets are being amortized using the straight-line method based on a useful life of 15 years. Amortization expense related to core deposit intangibles for the three months and the six months ended June 30, 2002 was $73,000 and $145,000, respectively. Amortization expense related to core deposit intangibles was $88,000 and $176,000, respectively for the three months and the six months ended June 30, 2001. Amortization expense related to other unidentifiable intangible assets was $111,000 for the three months ended June 30, 2002 and $112,000 for the three months ended June 30, 2001. Amortization expense related to other unidentifiable intangible assets was $223,000 for the six months ended June 30, 2002 and $224,000 for the six months ended June 30, 2001.

Projections of amortization expense are based on existing asset balances and the remaining useful lives. The following table shows the estimated future amortization expense for amortized intangible assets:

(unaudited)                                                Core
(dollars in thousands)                                    Deposit
                                                          Premium       Other        Total
                                                        -----------  ------------ ------------
         Six months ended December 31, 2002 ..........     $  145       $  223       $  368

         Year ended December 31,
              2003 ...................................        245          447          692
              2004 ...................................        189          447          636
              2005 ...................................        153          447          600
              2006 ...................................        132          447          579
              2007 ...................................        115          446          561

         Effective January 1, 2002 goodwill will be assessed at least annually for impairment by applying a fair-value-based test using discounted cash flows. The Company completed its initial goodwill impairment assessment in the second quarter. No transitional impairment charge was required.

         SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued in August 2001 and was adopted by the Company on January 1, 2002. SFAS addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The adoption of SFAS 144 did not have a material effect on the results of operations or financial condition of the Company.

         SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" was issued April 2002. This Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions.

         The provisions of this Statement related to the rescission of Statement 4 shall be applied in fiscal years beginning after May 15, 2002. The provisions in paragraphs 8 and 9(c) of this Statement related to Statement 13 shall be effective for transactions occurring after May 15, 2002. All other provisions of this Statement shall be effective for financial statements issued on or after May 15, 2002. The effects of implementation are not material.

         SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" was issued June 2002. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nulifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)."

         The provisions of this Statement are effective for exit and disposal activities that are initiated after December 31, 2002.

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

7.       Sale of MIC Financial, Inc.

         On April 23, 1999, the Company announced that it had elected to seek a buyer for MIC Financial, Inc. ("MIC Financial"), its wholly-owned commercial finance subsidiary. A satisfactory agreement could not be reached with any potential buyers, so the decision was made to sell groups of leases and assets. As of June 30, 2002, MIC Financial's loan and lease portfolio totaled $861,000, less than 1 percent of the Company's total loans as of that date. Management continues to evaluate options on the remaining assets of MIC Financial.

PART I -- Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                           QUARTER ENDED JUNE 30, 2002

The Company recorded net income of $1,402,000 for the quarter ended June 30, 2002, compared with net income of $979,000 for the quarter ended June 30, 2001, an increase of $423,000 or 43 percent. The increase in net income was primarily due to improved net interest income. Basic earnings per share for the second quarter of 2002 were $.36 versus $.25 for the second quarter of 2001. Diluted earnings per share were $.35 in 2002 and $.24 for the second quarter of 2001. Actual weighted average shares outstanding were 3,873,120 and 3,971,202 for the second quarter of 2002 and 2001, respectively. For the second quarter of 2002 and 2001, diluted weighted average shares outstanding were 3,963,563 and 4,002,096, respectively. The Company's return on average assets for the quarter ended June 30, 2002 was 1.03 percent compared with a return of .74 percent for the quarter ended June 30, 2001. The Company's return on average equity was
10.87 percent for the three months ended June 30, 2002 versus 7.74 percent for the three months ended June 30, 2001.


RESULTS OF OPERATIONS


Net Interest Income

Net interest income is computed by subtracting total interest expense from total interest income. Fluctuations in net interest income can result from the changes in the volumes of assets and liabilities as well as changes in interest rates. Market interest rates on a national and local level moved downward throughout the year 2001. Interest rates remained relatively constant during the second quarter of 2002. The Company's net interest income for the quarter ended June 30, 2002 increased $802,000 or 18 percent to $5,272,000 from $4,470,000 for the three months ended June 30, 2001. Total interest income of $9,639,000 for the second quarter of 2002 was $427,000 or 4 percent lower compared with $10,066,000 for the 2001 quarter primarily due to reduction in interest rates. The Company's total interest expense for the second quarter of 2002 was $4,367,000, which was $1,229,000 or 22 percent less compared with $5,596,000 for the 2001 quarter due to the lower interest rate environment. The Company's net interest margin on a federal tax-equivalent basis for the second quarter of 2002 increased to 4.19 percent from 3.69 percent in the second quarter of 2001. Net interest margin is a measure of the net return on interest-earning assets and is computed by dividing annualized net interest income by the average of total interest-earning assets for the period. The Company's overall yield on earning assets was 7.61 percent for the second quarter of 2002 compared with 8.21 percent for the second quarter of 2001. The rate on interest-bearing liabilities decreased in the second quarter of 2002 to 3.78 percent compared to 4.98 percent for the second quarter of 2001.

Interest income and fees on loans decreased $510,000 or 8 percent in the second quarter of 2002 compared to the same period in 2001, mainly due to lower interest rates. The Company recognized interest income and fees on loans of $5,794,000 for the second quarter of 2002 and $6,304,000 for the 2001 quarter. The average yield on loans decreased to 7.40 percent for the second quarter of 2002, compared to 8.06 percent in the second quarter of 2001. The yield on the Company's loan portfolio is affected by the amount of nonaccrual loans (which do not earn interest income), the mix of the portfolio (real estate loans generally have a lower overall yield than commercial and agricultural loans), the effects of competition and the interest rate environment on the amounts and volumes of new loan originations, and the mix of variable rate versus fixed rate loans in the Company's portfolio. The lower interest rates were not beneficial to the Company as variable rate loans tied to prime were adjusted downward and produced less interest income. Renewing fixed-rate loans have been rewritten at lower rates reflecting the market interest rate environment. Loan demand by customers in the market areas served by the Company has become "soft" as general economic conditions have weakened and potential borrowers are less willing to increase their debt load. Average loans outstanding were $314,277,000 in second quarter of 2002 compared with $313,760,000 for the second quarter of 2001, an increase of $517,000 or less than 1 percent.

Interest and discount income on loan pool participations increased $498,000 or 23 percent for the second quarter of 2002 compared with the quarter ended June 30, 2001. The increase was mainly due to the greater volume of loan pool participations. Interest income and discount collected on the loan pool participations for the three months ended June 30, 2002 was $2,657,000 compared with $2,159,000 collected in the second quarter of 2001. The yield on loan pool participations was 10.89 percent for the second quarter of 2002 compared with
11.46 percent for the quarter ended June 30, 2001. The average loan pool participation investment balance was $22,301,000 or 30 percent higher in the second quarter of 2002 than in same period for 2001 as a result of pool purchases in the second, third, and fourth quarters of 2001. Newly purchased loan pools typically do not produce income for a period of up to 120 days from date of purchase, which significantly impacts the overall yield on pools. These loan pool participations are pools of performing, distressed and nonperforming loans that the Company has purchased at a discount from the aggregate outstanding principal amount of the underlying loans. Income is derived from this investment in the form of interest collected and the repayment of the principal in excess of the purchase cost which is herein referred to as "discount recovery." The Company recognizes interest income and discount recovery on its loan pool participations on a cash basis. The loan pool participations have traditionally been a high-yield activity for the Company, but this yield has fluctuated from period to period based on the amount of cash collection, discount recovery, and net collection expenses of the servicer in any given period. The income and yield on loan pool participations may vary in future periods due to the volume and discount rate on loan pools purchased.

Interest income on investment securities decreased $343,000 or 23 percent in the quarter ended June 30, 2002, compared with the quarter ended June 30, 2001 due to decreased volume in the portfolio and also due to the decreased interest rates. Interest income on investment securities totaled $1,149,000 for the second quarter of 2002 compared with $1,492,000 in same quarter of 2001. The average balance of investments for the quarter ended June 30, 2002 was $89,002,000, down from $96,423,000 in the second quarter of 2001. The yield on the Company's investment portfolio in the second quarter of 2002 decreased to
5.50 percent from 6.59 percent in the comparable period of 2001.

Interest expense on deposits decreased $1,152,000 or 28 percent in the second quarter of 2002 compared with 2001 mainly due to the lowered national and local market interest rate environment. Total interest expense on deposits was $2,937,000 for the quarter ended June 30, 2002 and was $4,089,000 for the second quarter of 2001. Average interest-bearing deposits for the second quarter of 2002 increased $3,939,000 or 1 percent from the same period in 2001. Interest-bearing NOW and savings accounts increased in 2002 while average certificates of deposit decreased. The weighted average rate paid on interest-bearing deposits was 3.27 percent in the second quarter of 2002 compared with 4.60 percent in the second quarter of 2001. The full benefit of lower market deposit rates may not be realized if the competitive environment forces the Company to pay above-market rates to attract or retain deposits in future periods.

Interest expense on borrowed funds was $1,430,000 for the three months ended June 2002 compared with $1,507,000 in the 2001 quarter, a decrease of $77,000 or 5 percent. Interest expense on Federal Home Loan Bank advances was $8,000 higher in the second quarter of 2002 reflecting the Company's greater utilization of this alternative funding method, which was offset, in part, by a reduction in the average rate reflecting the repricing of advances at lower rates. Interest expense on notes payable decreased $95,000 in the second quarter of 2002 compared with 2001 reflecting lower average borrowings on the Company's commercial bank line of credit and decreased interest rates. The Company's notes payable line is variable with the national prime rate and any changes in this rate will affect the amount of interest expense incurred in future periods.

Provision for Loan Losses

The Company recorded a provision for loan losses of $276,000 in the second quarter of 2002 compared with $354,000 in the second quarter of 2001. Management determines an appropriate provision based on its evaluation of the adequacy of the allowance for loan losses in relationship to a continuing review of problem loans, the current economic conditions, actual loss experience and industry trends. Management believes that the allowance for loan losses is adequate based on the inherent risk in the portfolio as of June 30, 2002, however, growth in the loan portfolio and the uncertainty of the general economy require that management continue to evaluate the adequacy of the allowance for loan losses and make additional provisions in future periods as deemed necessary.

Non-interest Income

Non-interest income results from the charges and fees collected by the Company from its customers for various services performed, data processing income received from nonaffiliated banks, miscellaneous other income and gains (or losses) from the sale of investment securities held in the available for sale category. Total non-interest income was $954,000 in the second quarter of 2002, $289,000 or 23 percent less than $1,243,000 from the quarter ended June 30, 2001. Most of the reduction was due to the realization of $395,000 in investment security gains during the second quarter of 2001 that was nonrecurring in the quarter ended June 30, 2002. All other categories of non-interest income including service charges, data processing income and other operating income were greater in the second quarter of 2002 compared with the same period of 2001.

Excluding gains from the sale of investment securities, non-interest income was $106,000 greater for 2002 due to higher service charge income and origination fees on loans sold to the secondary market.

Non-interest Expense

Non-interest expense for the quarter ended June 30, 2002 decreased $108,000 or 3 percent to $3,780,000 compared with $3,888,000 for the second quarter of 2001. Non-interest expense includes all the costs incurred to operate the Company except for interest expense, the loan loss provision and income taxes. Salaries and benefits expense for the second quarter of 2002 increased $70,000 or 4 percent from 2001 as a result of increased salary levels and health insurance costs. Professional fees decreased $265,000 for the second quarter of 2002 as the Company incurred costs for the utilization of an outside firm to conduct profit enhancement evaluation in 2001. Other operating expense increased by $124,000 in the second quarter of 2002 compared with the three months ended June 30, 2001 primarily due to the settlement of litigation involving one of the subsidiary banks. Goodwill amortization decreased $63,000 in the second quarter of 2002 as a result of the adoption of FASB Statement No. 142, which permitted the discontinuation of amortization of goodwill effective January 1, 2002. The Company does continue to amortize core deposit intangibles and Statement 72 unidentifiable intangible assets, which decreased $16,000 for the second quarter of 2002 compared with the same period in 2001 reflecting the utilization of the effective-yield method of amortization.

Income Tax Expense

The Company incurred income tax expense of $768,000 for the three months ended June 30, 2002 compared with $492,000 for the three months ended June 30, 2001. The increased tax expense for the June 2002 quarter was mainly due to higher overall taxable income compared to the same period in the prior year. The effective income tax rate as a percent of income before taxes for the three months ended June 30, 2002 and 2001 was 35.4 percent and 33.4 percent, respectively.

                         SIX MONTHS ENDED JUNE 30, 2002

Net income for the six months ended June 30, 2002 was $2,819,000 or $.73 per share basic and $.71 per share diluted. Net income was $848,000 or 43 percent greater in 2002 compared with $1,971,000 for the first six months of 2001. Earnings per share for the first half of 2001 was $.50 basic and $.49 diluted. For the first six months of 2002, average shares outstanding were 3,872,085 and average diluted shares were 3,950,719. Average shares outstanding in the first six months of 2001 were 3,962,386 and average diluted shares for the period were 3,991,143. Return on average assets increased to 1.05 percent in 2002 from .76 percent for the six months ended June 30, 2001. The Company's return on average shareholder equity rose to 11.04 percent for the first six months of 2002 compared with 7.90 percent for the same period of 2001.

RESULTS OF OPERATION


Net Interest Income

Net interest income for the six months ended June 30, 2002 was $1,655,000 or 19 percent greater than the comparable period of 2001. Net interest income was $10,442,000 in 2002 versus $8,787,000 for the first half of 2001. The Company benefited from the effects of the lower market interest rate environment that helped reduce the overall cost of funds and the amount of interest expense for the first half of 2002. Total interest income was $19,233,000 for the six months ended June 30, 2002, a decline of $796,000 or 4 percent from $20,029,000 for the first half of 2001 primarily attributable to the lower interest rate environment. Interest expense decreased $2,451,000 or 22 percent in the first six months of 2002 compared with the same period in 2001. Interest expense was $8,791,000 for the six months of 2002 and $11,242,000 in the same period of 2001. The yield on earning assets declined to 7.68 percent in 2002 from 8.36 percent for the first half of 2001 while the rate on interest-bearing liabilities was reduced to 3.84 percent in 2002 from 5.11 percent for the six months ended June 30, 2001. The net interest margin on a tax-equivalent basis was 4.20 percent for the six months ended June 30, 2002 compared with 3.71 percent for the six-month period of 2001.

Interest income and fees on loans was $11,650,000 in 2002 compared with $12,771,000 for the six months ended June 30, 2001. The decrease of $1,121,000 or 9 percent was primarily due to the lower interest rate environment in 2002. Average loan volumes for the first six months were $2,744,000 greater in 2002, but the Company's yield on its loan portfolio declined to 7.45 percent in 2002 compared with 8.24 percent for the first half of 2001.

Interest income and discount on loan pool participations for the first half of 2002 was $5,354,000 compared with $4,150,000 in the same period of 2001, an increase of $1,204,000 or 29 percent. The increase was mainly attributable to the greater amount of loan pools held by the Company in 2002. Loan pools averaged $102,112,000 for the first half of 2002 compared with $73,361,000 for the six months ended June 30, 2001. The yield on loan pool participations was
10.57 percent in 2002 and 11.41 percent for the first six months of 2001.

Interest income on investment securities of $2,167,000 was $744,000 lower in 2002 compared with $2,911,000 earned in the first half of 2001 both as a result of lower interest rates and due to decreased balances. On a tax-equivalent basis, the yield on the Company's investment portfolio was 5.68 percent for 2002 and was 6.76 percent for the first six months of 2001. Due to market interest rates, the yields that could be obtained on newly acquired securities were considerably lower than the yields on those that matured. The average balance of investment securities was $10,316,000 or 11 percent lower in 2002 than in the first half of 2001. Securities were sold in the second and third quarters of 2001 with the proceeds reinvested in loan pool participations.

Interest expense on deposits in 2002 totaled $5,928,000 compared with $8,246,000 for the first half of 2001, a decrease of $2,318,000 or 28 percent. The reduction in market interest rates, a decline in fixed-rate certificates of deposit, and an increase in lower-rate NOW, savings and money-market accounts were responsible for the decrease in interest expense. The average rate paid by the Company on interest-bearing deposits was 3.34 percent in the first half of 2002 compared with 4.72 percent for the six months ended June 30, 2001. Average interest-bearing deposits were $5,498,000 greater in 2002 compared with the first half of 2001.

Interest expense on borrowed funds decreased $133,000 or 4 percent in 2002 due to the lower interest rate environment. Interest on borrowed funds totaled $2,863,000 for the first six months of 2002 compared with $2,996,000 for the same period of 2001. The average amount of borrowed funds was $12,261,000 higher for the first half of 2002 as Federal Home Loan Bank advances were utilized to fund growth in the loan pools. The average rate on borrowed funds was 5.57 percent in 2002 compared with 6.61 percent for the six months ended June 30, 2001.

Provision for Loan Losses

The Company's provision for loan losses was $35,000 greater in 2002 than it was for the first six months of 2001. Provision for loan losses was $536,000 in the current year compared with $501,000 for the first half of 2001.

Non-interest Income

Total non-interest income for the six months ended June 30, 2002 was $1,834,000. This was $159,000 or 8 percent lower than the $1,993,000 earned in the first half of 2001. Investment security gains realized in the first six months of 2001 were $393,000. No investment security gains were realized in the first half of 2002. Service charges, data processing income and other income were all greater in 2002. Excluding security gains, non-interest income was $234,000 or 15 percent greater in the first half of 2002 than in the same period of 2001.

Non-interest Expense

Non-interest expense for the first six months of 2002 was $7,346,000 compared with $7,305,000 for the first half of 2001, an increase of $41,000 or less than 1 percent. Salaries and benefits were $146,000 or 4 percent greater in 2002 due to higher salary levels and increased health insurance costs. Professional fees were $287,000 or 46 percent lower in 2002 compared with the first half of 2001 due to the non-recurring costs incurred in 2001 to have an outside consultant conduct a profitability improvement study. Other operating expenses were $293,000 or 19 percent greater in 2002 primarily due to the write-down in the value of property held in other real estate and the settlement of litigation involving one of the Company's subsidiary banks. Goodwill amortization was $126,000 for the first six months of 2001, with none incurred in 2002. Core deposit premium amortization was $32,000 lower in 2002 as a result of the utilization of the effective-yield method of amortization.

Income Tax Expense

Income tax expense was $1,575,000 for the first half of 2002 compared with $1,003,000 primarily due to the increased before-tax income earned by the

Company. The effective tax rate was 35.8 percent in 2002 versus 33.7 percent in the first half of 2001.

FINANCIAL CONDITION

Total assets as of June 30, 2002 were $540,633,000 compared with $545,795,000 as of December 31, 2001. As of June 30, 2002, the Company had no federal funds sold and $5,800,000 federal funds purchased compared with $10,650,000 purchased as of December 31, 2001. The Company's liquidity needs are usually highest in the second and third quarters of each year due to seasonal loan demand and minimal deposit growth in the first six months of the year. Federal funds are purchased on a short-term basis to meet this liquidity need.

Investment Securities

Investment securities available for sale totaled $73,692,000 as of June 30, 2002. This is an increase of $23,486,000 from the December 31, 2001 balance of $50,206,000 as securities were purchased for the portfolio. Investment securities classified as held to maturity declined to $17,724,000 as of June 30, 2002, compared with $21,332,000 on December 31, 2001, as the proceeds from maturities were reinvested in available for sale securities.

Loans

Loan volumes declined in the first half of 2002 to $314,268,000 on June 30, 2002. The $8,413,000 or 3 percent decrease from December 31, 2001 was, in part, due to the payoff of a large commercial real estate line, continued refinancing of residential real estate loans into long-term fixed rate secondary market loans, and a general weakening in economic conditions in the markets served by the Company. As of June 30, 2002, the Company's loan to deposit ratio (excluding loan pool investments) was 81.7 percent compared with a year-end 2001 loan to deposit ratio of 85.2 percent. The decrease in the loan to deposit ratio is attributable to the decline in loan volume and the increase in deposits since December 31, 2001. As of June 30, 2002, loans secured by real estate (including 1 to 4 family, multi-family, commercial and agricultural) comprised the largest category in the portfolio at approximately 71 percent of total loans. Commercial loans were approximately 12 percent of the portfolio and agricultural loans remained at approximately 13 percent of total loans. Loans to individuals and other loans constituted approximately 4 percent of the portfolio.

Loan Pool Participations

As of June 30, 2002, the Company had loan pool participations of $98,509,000, a decrease of $11,884,000 or 11 percent from the December 31, 2001 balance of $110,393,000. The reduction in the loan pool participations is primarily due to collections made in the normal course of business and to the sale of a package of long-term fixed low-rate loans during the second quarter. The loan pool investment balance shown as an asset on the Company's Statement of Condition represents the discounted purchase cost of the loan pool participations. The

Company purchased loan pool packages of $8,707,000 in the second quarter of 2002. A total of $17,104,000 was purchased in the first six months of this year. During the second quarter of 2001, the Company purchased $28,913,000 in loan pool participations, which was the year-to-date total for first half of 2001.

Deposits

Total deposits as of June 30, 2002 were $384,819,000 compared with $378,645,000 as of December 31, 2001. Certificates of deposit remain the largest category of deposits at June 30, 2002 representing approximately 56 percent of total deposits. Deposits grew 2 percent during the first quarter of 2002, with most of the increase occurring in savings and certificates of deposit.

Borrowed Funds/Notes Payable

The Company had $5,800,0000 in Federal Funds purchased on June 30, 2002. There was $10,650,000 in Federal Funds purchased on December 31, 2001. During the second quarter of 2002 the Company had an average balance of Federal Funds purchased of $801,000. Federal Funds purchased averaged $1,686,000 for the first six months of 2002. Advances from the Federal Home Loan Bank totaled $80,234,000 as of June 30, 2002 compared with $91,174,000 as of December 31, 2001. A $10,000,000 advance that matured late in June was paid off with available funds. Notes payable decreased to $2,350,000 on June 30, 2002 from $9,200,000 on December 31, 2001 as the Company paid down its commercial bank line of credit with the proceeds from its participation in a pooled trust preferred security issuance.

Trust Preferred Security

On June 27, 2002, the Company obtained $10,000,000 in long-term subordinated debt from its participation in the issuance of a pooled trust preferred security. This security is a hybrid capital instrument that is included as Tier 1 capital for regulatory purposes, yet it is non-dilutive to common shareholders and to return on equity. The trust preferred has a 30-year maturity, does not require any principal amortization and is callable in five years at par at the issuer's option. The interest rate is variable based on the 3-month LIBOR rate (1.86 percent on date of issue) plus 3.65 percent, with the interest payable quarterly. Proceeds from the pooled trust preferred were used to pay down the Company's commercial bank line of credit.

Nonperforming Assets

The Company's nonperforming assets totaled $3,998,000 (1.27 percent of total loans) as of June 30, 2002, compared to $3,670,000 (1.14 percent of total loans) as of December 31, 2001. Nonperforming assets were $441,000 lower at June 30, 2002 than the total of $4,439,000 on March 31, 2002. All nonperforming asset totals and related ratios exclude the loan pool participations. The following table presents the categories of nonperforming assets as of June 30, 2002 compared with December 31, 2001:

                              Nonperforming Assets
                             (dollars in thousands)

                               June 30,         December 31,
                               2002             2001
                               ----             ----

Nonaccrual                     $  2,722         $  2,559
Loans 90 days past due            1,243              926
Other real estate owned              33              185
                               --------         --------
                               $  3,998         $  3,670
                               ========         ========

From December 31, 2001 to June 30, 2002, nonaccrual loans increased $163,000 as the result of concerns with the quality of an agricultural line of credit. Loans ninety days past due increased $317,000. Other real estate owned decreased by $152,000 as property held in this category was reduced to its current market value. The Company's allowance for loan losses as of June 30, 2002 was $3,849,000, which was 1.22 percent of total loans as of that date. This compares with an allowance for loan losses of $3,381,000 as of December 31, 2001, which was 1.05 percent of total loans. As of June 30, 2002, the allowance for loan losses was 97.06 percent of nonperforming loans compared with 96.99 percent as of December 31, 2001. Based on the inherent risk in the loan portfolio, management believes that as of June 30, 2002, the allowance for loan losses is adequate. For the three months ended June 30, 2002, the Company's net loan charge-offs were $27,000 compared with net charge-offs of $124,000 during the quarter ended June 30, 2001. Net loan charge-offs for the six months ended June 30, 2002 were $68,000 or .04 percent of loans outstanding on an annualized basis. This compares with net loan charge-offs of $142,000 during the first six months of 2001.

Capital Resources

Total shareholders' equity was 9.7 percent of total assets as of June 30, 2002 and was 9.3 percent as of December 31, 2001. The Company's Tier 1 Capital Ratio was 13.6 percent of risk-weighted assets as of June 30, 2002 and was 9.6 percent as of December 31, 2001, compared to a 4.0 percent regulatory requirement. The increase in Tier 1 ratio at June 30 is attributable to the addition of the $10,000,000 trust preferred to regulatory capital. Risk-based capital guidelines require the classification of assets and some off-balance-sheet items in terms of credit-risk exposure and the measuring of capital as percentage of the risk-adjusted asset totals. Tier 1 Capital is the Company's total common shareholders' equity plus the qualifying trust preferred reduced by goodwill. Management believes that, as of June 30, 2002, the Company and its subsidiary banks meet all capital adequacy requirements to which they are subject. As of that date, all the bank subsidiaries were "well capitalized" under regulatory prompt corrective action provisions. During the first quarter of 2002, the Company repurchased 5,000 shares of common stock on the open market in accordance with the terms of its previously-approved stock repurchase authorization. No shares were repurchased during the second quarter. During the second quarter of

2002, a total of 8,560 shares of common stock were issued to employees and directors of the Company upon their exercise of stock options previously awarded.

Liquidity

Liquidity management involves meeting the cash flow requirements of depositors and borrowers. The Company conducts liquidity management on both a daily and long-term basis; and it adjusts its investments in liquid assets based on expected loan demand, projected loan maturities and payments, estimated cash flows from the loan pool participations, expected deposit flows, yields available on interest-bearing deposits, and the objectives of its asset/liability management program. The Company had liquid assets (cash and cash equivalents) of $11,213,000 as of June 30, 2002, compared with $15,837,000 as of December 31, 2001. Most of the decrease during the period was from the reduction in federal funds sold. Investment securities classified as available for sale could be sold to meet liquidity needs if necessary. Additionally, the bank subsidiaries maintain lines of credit with correspondent banks and the Federal Home Loan Bank that would allow them to borrow federal funds on a short-term basis if necessary. The Company also maintains a line of credit with a major commercial bank that provides liquidity for the purchase of loan pool participations and other corporate needs. Management believes that the Company has sufficient liquidity as of June 30, 2002 to meet the needs of borrowers and depositors.

Market Risk Management

Market risk is the risk of earnings volatility that results from adverse changes in interest rates and market prices. The Company's market risk is primarily comprised of interest rate risk arising from its core banking activities of lending and deposit taking. Interest rate risk is the risk that changes in market interest rates may adversely affect the Company's net interest income. Management continually develops and applies strategies to mitigate this risk. The Company has not experienced any material changes to its market risk position since December 31, 2001, from that disclosed in the Company's 2001 Form 10-K Annual Report. Management does not believe that the Company's primary market risk exposures and how those exposures were managed in the first six months of 2002 changed when compared to 2001.

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

Part II - Item 4. Submission of Matters to a vote of Security Holders.

The Company's annual meeting of shareholders was held on April 30, 2002. The record date for determination of shareholders entitled to vote at the meeting was February 25, 2002. There were 3,872,594 shares outstanding as of that date, each such share being entitled to one vote. At the shareholders' meeting the holders of 3,422,298 or 88.37 percent of the outstanding shares were represented in person or by proxy, which constituted a quorum. The following proposals were voted on at the meeting:

Proposal I - Election of Directors:

Three directors were to be elected to serve for the specified term or until their successors shall have been elected and qualified. At the shareholders' meeting, the individuals received the number of votes set opposite their names:

                                                           VOTE
                                         FOR               WITHHELD
                                         ---               --------

Three-year term (2005):
         Charles S. Howard               3,410,597         11,701
         David A. Meinert                3,405,410         16,888
         James G. Wake                   3,410,426         11,872

Proposal II - Ratification of Auditors' Appointment:

A vote was also taken on the ratification of the appointment of KPMG LLP as independent auditors of the Company for the fiscal year ending December 31, 2002. The results of the vote were as follows:

                                                           BROKER
         FOR             AGAINST         ABSTAIN           NON-VOTES
         ---             -------         -------           ---------

         3,268,773         6,426         147,098           1

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

         11            Computation of Per Share Earnings.

(b) Reports on Form 8-K: No reports on Form 8-K were required to be filed during the three months ended June 30, 2002.

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

                              Mahaska Investment Company
                              --------------------------
                                     (Registrant)

                              By: /s/ Charles S. Howard
                                  ---------------------
                                    Charles S. Howard
                                    Chairman, President, Chief Executive Officer

                                    August 9, 2002
                                    --------------
                                    Dated

                              By: /s/ David A. Meinert
                                  --------------------
                                    David A. Meinert
                                    Executive Vice President
                                    and Chief Financial Officer
                                    (Principal Accounting Officer)

                                    August 9, 2002
                                    --------------
                                    Dated