Form 10-Q
period 2002-09-30
MAHASKA INVESTMENT CO
filed 2002-11-13
CIK 741390

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED                                         COMMISSION FILE NUMBER
SEPTEMBER 30, 2002                                                       0-24630


                           MAHASKA INVESTMENT COMPANY
             (Exact Name of Registrant as Specified in its Charter)


         IOWA                                             42-1003699
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

                                   Yes   X                   No
                                       ------                   -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                   Yes   X                   No
                                       ------                   -----

As of October 31, 2002, there were 3,920,490 shares of common stock $5 par value outstanding.

PART I -- Item 1. Financial Statements

                           MAHASKA INVESTMENT COMPANY
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CONDITION
(unaudited)
(dollars in thousands, except for share amounts)

                                                                            September 30,  December 31,
                                                                                2002           2001
                                                                             ---------      ---------
                                     ASSETS
Cash and due from banks ..................................................   $  11,820      $  12,872
Interest-bearing deposits in banks .......................................       2,608          2,965
Federal funds sold .......................................................       6,350           --
                                                                             ---------      ---------
      Cash and cash equivalents ..........................................      20,778         15,837
                                                                             ---------      ---------
Investment securities:
      Available for sale .................................................      78,330         50,206
      Held to maturity (fair value of $17,373 as of September 30, 2002
           and $22,034 as of December 31, 2001) ..........................      16,451         21,332
Loans ....................................................................     314,848        322,681
Allowance for loan losses ................................................      (3,964)        (3,381)
                                                                             ---------      ---------
      Net loans ..........................................................     310,884        319,300
                                                                             ---------      ---------
Loan pool participations .................................................      85,042        110,393
Premises and equipment, net ..............................................       8,095          8,355
Accrued interest receivable ..............................................       4,720          4,540
Goodwill .................................................................       5,667          5,667
Other intangible assets ..................................................       4,456          5,008
Other assets .............................................................       6,364          5,157
                                                                             ---------      ---------
           Total assets ..................................................   $ 540,787      $ 545,795
                                                                             =========      =========
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
      Demand .............................................................   $  26,416      $  26,961
      NOW and Super NOW ..................................................      44,222         45,372
      Savings ............................................................      98,503         97,989
      Certificates of deposit ............................................     219,652        208,323
                                                                             ---------      ---------
           Total deposits ................................................     388,793        378,645
Federal funds purchased ..................................................        --           10,650
Federal Home Loan Bank advances ..........................................      79,764         91,174
Notes payable ............................................................       2,350          9,200
Long-term debt ...........................................................      10,000           --
Other liabilities ........................................................       5,108          5,299
                                                                             ---------      ---------
           Total liabilities .............................................     486,015        494,968
                                                                             ---------      ---------
Shareholders' equity:
      Common stock, $5 par value; authorized 20,000,000 shares; issued
           4,912,849 shares as of September 30, 2002 and December 31, 2001      24,564         24,564
      Capital surplus ....................................................      12,889         13,033
      Treasury stock at cost, 982,359 shares as of September 30, 2002,
           and 1,040,255 shares as of December 31, 2001 ..................     (11,909)       (12,595)
      Retained earnings ..................................................      27,504         25,082
      Accumulated other comprehensive income .............................       1,724            743
                                                                             ---------      ---------
           Total shareholders' equity ....................................      54,772         50,827
                                                                             ---------      ---------
           Total liabilities and shareholders' equity ....................   $ 540,787      $ 545,795
                                                                             =========      =========

See accompanying notes to consolidated financial statements.

                           MAHASKA INVESTMENT COMPANY
                                AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars in thousands, except per share amounts)

                                                                                         Three Months Ended    Nine Months Ended
                                                                                            September 30,        September 30,
                                                                                         ------------------    ------------------
                                                                                           2002      2001       2002        2001
                                                                                         -------    -------    -------    -------
Interest income:
      Interest and fees on loans ....................................................    $ 5,669    $ 6,271    $17,319    $19,042
      Interest and discount on loan pool participations .............................      2,450      2,829      7,804      6,979
      Interest on bank deposits .....................................................          6         13         17         48
      Interest on federal funds sold ................................................         16         57         67        219
      Interest on investment securities:
           Available for sale .......................................................        891        741      2,446      2,866
           Held to maturity .........................................................        260        360        872      1,146
                                                                                         -------    -------    -------    -------
               Total interest income ................................................      9,292     10,271     28,525     30,300
                                                                                         -------    -------    -------    -------
Interest expense:
      Interest on deposits:
           NOW and Super NOW ........................................................         64        130        210        441
           Savings ..................................................................        467        733      1,451      2,411
           Certificates of deposit ..................................................      2,363      2,945      7,161      9,202
      Interest on federal funds purchased ...........................................          2         40         20         49
      Interest on Federal Home Loan Bank advances ...................................      1,145      1,360      3,763      3,858
      Interest on notes payable .....................................................         24        194        245        683
      Interest on long-term debt ....................................................        147       --          153       --
                                                                                         -------    -------    -------    -------
         Total interest expense .....................................................      4,212      5,402     13,003     16,644
                                                                                         -------    -------    -------    -------
         Net interest income ........................................................      5,080      4,869     15,522     13,656
Provision for loan losses ...........................................................        245      1,006        781      1,507
                                                                                         -------    -------    -------    -------
               Net interest income after provision for loan losses ..................      4,835      3,863     14,741     12,149
                                                                                         -------    -------    -------    -------
Noninterest income:
      Service charges ...............................................................        564        541      1,636      1,554
      Data processing income ........................................................         56         48        173        156
      Other operating income ........................................................        388        188      1,033        667
      Gains on sale of available for sale securities ................................        --         579       --          972
                                                                                         -------    -------    -------    -------
               Total noninterest income .............................................      1,008      1,356      2,842      3,349
                                                                                         -------    -------    -------    -------
Noninterest expense:
      Salaries and employee benefits ................................................      1,766      1,714      5,455      5,257
      Net occupancy .................................................................        585        555      1,689      1,612
      Professional fees .............................................................        199        205        533        826
      Goodwill amortization .........................................................       --           63       --          189
      Other intangible asset amortization ...........................................        184        199        552        599
      Other operating expense .......................................................        836        814      2,687      2,372
                                                                                         -------    -------    -------    -------
               Total noninterest expense ............................................      3,570      3,550     10,916     10,855
                                                                                         -------    -------    -------    -------
               Income before income tax expense .....................................      2,273      1,669      6,667      4,643
Income tax expense ..................................................................        801        582      2,376      1,585
                                                                                         -------    -------    -------    -------
               Net income ...........................................................    $ 1,472    $ 1,087    $ 4,291    $ 3,058
                                                                                         =======    =======    =======    =======

Earnings per common share - basic ...................................................    $  0.38    $  0.27    $  1.11    $  0.77
Earnings per common share - diluted .................................................    $  0.37    $  0.27    $  1.08    $  0.77
Dividends per common share ..........................................................    $  0.16    $  0.15    $  0.48    $  0.45

See accompanying notes to consolidated financial statements.

                           MAHASKA INVESTMENT COMPANY
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(in thousands)

                                                                      September 30,           September 30,
                                                                   Three Months Ended      Nine Months Ended
                                                                   ------------------     ------------------
                                                                     2002       2001        2002       2001
                                                                   -------    -------     -------    -------
Net income ....................................................    $ 1,472    $ 1,087     $ 4,291    $ 3,058
Other Comprehensive Income:
    Unrealized gains on securities available for sale:
       Unrealized holding gains arising during
         the period, net of tax ...............................        723        440         981      1,258
       Less: reclassification adjustment for net gains included
         in net income, net of tax ............................       --         (362)       --         (608)
                                                                   -------    -------     -------    -------
Other comprehensive income, net of tax ........................        723         78         981        650
                                                                   -------    -------     -------    -------
Comprehensive income ..........................................    $ 2,195    $ 1,165     $ 5,272    $ 3,708
                                                                   =======    =======     =======    =======

See accompanying notes to consolidated financial statements

                           MAHASKA INVESTMENT COMPANY
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

                                                                     Nine Months Ended
                                                                       September 30,
                                                                   ---------------------
                                                                     2002         2001
                                                                   --------     --------
Cash flows from operating activities:
    Net income ................................................    $  4,291     $  3,058
    Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation and amortization ..........................       1,452        1,461
       Provision for loan losses ..............................         781        1,507
       Gain on sale of available for sale securities ..........        (972)
       Loss on sale of premises and equipment .................          46           53
       Amortization of investment securities and loans premiums         378          185
       Accretion of investment securities and loan discounts ..        (158)        (220)
       (Increase) decrease in other assets ....................      (1,387)         544
       (Decrease) increase in other liabilities ...............        (772)         213
                                                                   --------     --------
           Net cash provided by operating activities ..........       4,631        5,829
                                                                   --------     --------
Cash flows from investing activities:
    Investment securities available for sale:
       Proceeds from sales ....................................        --         35,806
       Proceeds from maturities ...............................       6,751        6,513
       Purchases ..............................................     (33,571)     (25,291)
    Investment securities held to maturity:
       Proceeds from maturities ...............................       5,189        4,583
       Purchases ..............................................        (244)        (700)
    Net decrease (increase) in loans ..........................       7,624      (10,353)
    Purchases of loan pool participations .....................     (18,410)     (77,703)
    Resale of loan pool participations ........................       4,356       25,870
    Principal recovery on loan pool participations ............      39,405       25,150
    Purchases of premises and equipment .......................        (583)      (2,145)
    Proceeds from sale of premises and equipment ..............          26            3
                                                                   --------     --------
           Net cash provided by (used in) investing activities       10,543      (18,267)
                                                                   --------     --------
Cash flows from financing activities:
    Net increase in deposits ..................................      10,148       10,052
    Net decrease in federal funds purchased ...................     (10,650)        (775)
    Federal Home Loan Bank advances ...........................       1,000       27,500
    Repayment of Federal Home Loan Bank advances ..............     (12,554)     (24,051)
    Advances on notes payable .................................       3,000        3,000
    Principal payments on notes payable .......................      (9,850)      (4,400)
    Advances on long-term debt ................................      10,000         --
    Dividends paid ............................................      (1,869)      (1,787)
    Purchases of treasury stock ...............................        (161)        (547)
    Proceeds from exercise of stock options ...................         703          314
                                                                   --------     --------
          Net cash (used in) provided by financing activities..     (10,233)       9,306
                                                                   --------     --------
          Net increase (decrease) in cash and cash equivalents.       4,941       (3,132)
Cash and cash equivalents at beginning of period ..............      15,837       15,517
                                                                   --------     --------
Cash and cash equivalents at end of period ....................    $ 20,778     $ 12,385
                                                                   ========     ========
Supplemental disclosures of cash flow information:
    Cash paid during the period for:
       Interest ...............................................    $ 10,168     $ 16,683
                                                                   ========     ========
       Income taxes ...........................................    $  3,109     $  1,133
                                                                   ========     ========

See accompanying notes to consolidated financial statements.

1.   Basis of Presentation

     The accompanying consolidated statements of income, the consolidated statements of comprehensive income for the three months and the nine months ended September 30, 2002 and 2001, the consolidated statements of cash flow for the nine months ended September 30, 2002 and 2001 and the consolidated statements of condition as of September 30, 2002 and December 31, 2001 include the accounts and transactions of the Company and its five wholly-owned subsidiaries, Mahaska State Bank, Central Valley Bank, Pella State Bank, Midwest Federal Savings and Loan, and MIC Financial, Inc. All material intercompany balances and transactions have been eliminated in consolidation.

     The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2002 and December 31, 2001, and the results of operations for the three months and the nine months ended September 30, 2002 and 2001, and cash flows for the nine months ended September 30, 2002 and 2001.

     The results for the three months and the nine months ended September 30, 2002 may not be indicative of results for the year ending December 31, 2002, or for any other period.

2.   Consolidated Statements of Cash Flows

     In the consolidated statements of cash flows, cash and cash equivalents include cash and due from banks, interest-bearing deposits in banks, and federal funds sold.

3.   Income Taxes

     Federal income tax expense for the three months and the nine months ended September 30, 2002 and 2001 was computed using the consolidated effective federal tax rate. The Company also recognized income tax expense pertaining to state franchise taxes payable individually by the subsidiary banks.

4.   Earnings Per Common Share

     Basic earnings per common share computations are based on the weighted average number of shares of common stock actually outstanding during the period. The weighted average number of shares for the three-month periods ended September 30, 2002 and 2001 was 3,895,825 and 3,965,326,
     respectively. Weighted average shares outstanding for the nine-month periods ended September 30, 2002 and 2001 was 3,880,085 and 3,963,377, respectively. Diluted earnings per share amounts are computed by dividing net income by the weighted average number of shares and all dilutive potential shares outstanding during the period. The computation of diluted earnings per share used a weighted average number of shares outstanding of 3,977,102 and 4,009,252 for the three months ended September 30, 2002 and 2001, respectively. For the nine-months ended September 30, 2002 and 2001, diluted earnings per share was calculated using weighted average shares outstanding of 3,958,864 and 3,996,971, respectively.

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

     SFAS No. 142, "Goodwill and Other Intangible Assets," was adopted by the Company on January 1, 2002. Statement No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement No. 142. Statement No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The adoption of SFAS No. 142 reduced the Company's goodwill amortization expense $63,000 in the third quarter of 2002 and $189,000 for the first nine months of 2002 since the goodwill attributable to the acquisition of Midwest Federal Savings is no longer being amortized. As of January 1, 2002, the goodwill attributable to the Midwest Federal Savings acquisition totaled $5,667,000. Goodwill in the amount of $3,684,000 as of January 1, 2002 continues to be amortized under SFAS Statement No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions." Under the provisions of this Statement, the goodwill relating to the acquisitions of the United Federal Savings branches in 1994 and the acquisition of the Boatmen's Bank branch in 1996 is defined as "unidentifiable intangible assets" and must continue to be amortized.

     The table below reconciles the reported earnings for the three months ended September 30, 2001 to "adjusted earnings," which exclude goodwill amortization.

(unaudited)
(dollars in thousands, except per share amounts)

                                                Three Months Ended
                                                   September 30,
                                  -------------------------------------------------
                                    2002                       2001
                                  --------     ------------------------------------
                                  Reported     Reported      Goodwill      Adjusted
                                  Earnings     Earnings    Amortization    Earnings
                                  --------     --------    ------------    --------
Net income ..................     $ 1,472      $  1,087      $    63       $  1,150

Earnings per share:
   Basic ....................     $  0.38      $   0.27      $  0.02       $   0.29
   Diluted ..................     $  0.37      $   0.27      $  0.01       $   0.28

The following table reconciles the reported earnings for the nine months ended September 30, 2001 to "adjusted earnings," which exclude goodwill amortization.

                                                Nine Months Ended
                                                   September 30,
                                  -------------------------------------------------
                                    2002                       2001
                                  --------     ------------------------------------
                                  Reported     Reported      Goodwill      Adjusted
                                  Earnings     Earnings    Amortization    Earnings
                                  --------     --------    ------------    --------
Net income ..................     $  4,291    $   3,058      $   189       $  3,247

Earnings per share:
   Basic ....................     $   1.11    $    0.77      $  0.05       $   0.82
   Diluted ..................     $   1.08    $    0.77      $  0.04       $   0.81

The gross carrying amount of intangible assets and the associated accumulated amortization at September 30, 2002, is presented in the table below. Amortization expense for intangible assets was $184 thousand and $552 thousand for the quarter and the nine months ended September 30, 2002, respectively.

(unaudited)
(in thousands)

                                                              September 30, 2002
                                                          -------------------------
                                                           Gross
                                                          Carrying      Accumulated
                                                           Amount      Amortization
                                                          --------     ------------
Intangible assets:
   Core deposit premium.........................          $  2,727       $  1,620
   Other intangible assets......................             6,702          3,353
                                                          --------       --------
          Total.................................          $  9,429       $  4,973
                                                          --------       --------
Unamortized intangible assets                                            $  4,456
                                                                         ========

Core deposit intangibles are amortized using the effective-yield method based on a useful life of 10 years. Other unidentifiable intangible assets are being amortized using the straight-line method based on a useful life of 15 years. Amortization expense related to core deposit intangibles for the three months and the nine months ended September 30, 2002 was $72,000 and $217,000, respectively. Amortization expense related to core deposit intangibles was $88,000 and $264,000, respectively for the three months and the nine months ended September 30, 2001. Amortization expense related to other unidentifiable intangible assets was $112,000 for the three months ended September 30, 2002 and $111,000 for the three months ended September 30, 2001. Amortization expense related to other unidentifiable intangible assets was $335,000 for the nine months ended September 30, 2002 and 2001.

     (unaudited)
     (dollars in thousands)
                                               Core
                                              Deposit
                                              Premium  Other      Total
                                              -------  -----     ------
     Three months ended December 31, 2002..    $ 73     $111      $184

     Year ended December 31,
        2003...............................     245      447       692
        2004...............................     189      447       636
        2005...............................     153      447       600
        2006...............................     132      447       579
        2007...............................     115      446       561

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

     SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued in August 2001 and was adopted by the Company on January 1, 2002. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The adoption of SFAS No. 144 did not have a material effect on the results of operations or financial condition of the Company.

     SFAS No. 147, "Acquisitions of Certain Financial Institutions," was issued on October 1, 2002. SFAS 147 reclassifies the unidentifiable intangible assets acquired in business combinations under SFAS 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions," as goodwill. The Company adopted SFAS 147 as of October 1, 2002 and will retroactively reclassify the unidentifiable intangible assets to goodwill as of January 1, 2002 and restate in the fourth quarter of 2002 previously issued income statements to remove the amortization expense previously recognized through September 30, 2002. The effect will be to increase before tax income for the year 2002 by $335,000. No amortization expense of unidentifiable intangible assets will be recorded in future periods.

6.   Use of Estimates in the Preparation of Financial Statements

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. A significant estimate that is particularly sensitive to change is the allowance for loan losses.

7.   Acquisition of Belle Plaine Service Corp.

     On October 4, 2002, the Company announced that it had entered into an agreement to acquire the Belle Plaine Service Corp. in a 100 percent cash transaction. Belle Plaine Service Corp. is the parent company of Citizens Bank & Trust Co., headquartered in Hudson, Iowa. Citizens Bank & Trust Co. also has offices in Belle Plaine and Waterloo, Iowa. The Company anticipates that the transaction will be completed in the fourth quarter of 2002, subject to regulatory approval. As of September 30, 2002, Citizens Bank & Trust Co. had total assets of $75 million.

PART I -- Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                        QUARTER ENDED SEPTEMBER 30, 2002

The Company recorded net income of $1,472,000 for the quarter ended September 30, 2002, compared with net income of $1,087,000 for the quarter ended September 30, 2001, an increase of $385,000 or 35 percent. The increase in net income was primarily due to improved net interest income and reduced loan loss provision. Basic earnings per share for the third quarter of 2002 were $.38 versus $.27 for the third quarter of 2001. Diluted earnings per share were $.37 in 2002 and $.27 for the third quarter of 2001. Actual weighted average shares outstanding were 3,895,825 and 3,965,326 for the third quarter of 2002 and 2001, respectively. For the third quarter of 2002 and 2001, diluted weighted average shares outstanding were 3,977,102 and 4,009,252, respectively. The Company's return on average assets for the quarter ended September 30, 2002 was 1.09 percent compared with a return of .80 percent for the quarter ended September 30, 2001. The Company's return on average equity was 10.92 percent for the three months ended September 30, 2002 versus 8.44 percent for the three months ended September 30, 2001.


RESULTS OF OPERATIONS

Net Interest Income

Net interest income is computed by subtracting total interest expense from total interest income. Fluctuations in net interest income can result from the changes in the volumes of assets and liabilities as well as changes in interest rates. Market interest rates on a national and local level moved downward throughout the year 2001. Interest rates remained relatively constant during the third quarter of 2002. The Company's net interest income for the quarter ended September 30, 2002 increased $211,000 or 4 percent to $5,080,000 from $4,869,000 for the three months ended September 30, 2001. Total interest income of $9,292,000 for the third quarter of 2002 was $979,000 or 10 percent lower compared with $10,271,000 for the 2001 quarter primarily due to reduction in interest rates. The Company's total interest expense for the third quarter of 2002 was $4,212,000, which was $1,190,000 or 22 percent less compared with $5,402,000 for the 2001 quarter due to the lower interest rate environment. The Company's net interest margin on a federal tax-equivalent basis for the third quarter of 2002 was 4.06 percent compared with 3.92 percent in the third quarter of 2001. Net interest margin is a measure of the net return on interest-earning assets and is computed by dividing annualized net interest income by the average of total interest-earning assets for the period. The Company's overall yield on earning assets was 7.38 percent for the third quarter of 2002 compared with 8.20 percent for the third quarter of 2001. The rate on interest-bearing liabilities decreased in the third quarter of 2002 to 3.70 percent compared to 4.71 percent for the third quarter of 2001.

Interest income and fees on loans decreased $602,000 or 10 percent in the third quarter of 2002 compared to the same period in 2001, mainly due to lower interest rates. The Company recognized interest income and fees on loans of $5,669,000 for the third quarter of 2002 and $6,271,000 for the 2001 quarter. The average yield on loans decreased to 7.17 percent for the third quarter of 2002, compared to 7.82 percent in the third quarter of 2001. The yield on the Company's loan portfolio is affected by the amount of nonaccrual loans (which do not earn interest income), the mix of the portfolio (real estate loans generally have a lower overall yield than commercial and agricultural loans), the effects of competition and the interest rate environment on the amounts and volumes of new loan originations, and the mix of variable rate versus fixed rate loans in the Company's portfolio. The lower interest rates were not beneficial to the Company as variable rate loans tied to prime were adjusted downward and produced less interest income. Renewing fixed-rate loans have been rewritten at lower rates reflecting the market interest rate environment. Loan demand by customers in the market areas served by the Company has become "soft" as general economic conditions have weakened and potential borrowers are less willing to increase their debt load. Average loans outstanding were lower at $313,553,000 for the third quarter of 2002 compared with $318,334,000 for the third quarter of 2001, a decrease of $4,781,000 or 2 percent.

Interest and discount income on loan pool participations decreased $379,000 or 13 percent for the third quarter of 2002 compared with the quarter ended September 30, 2001. The decrease was due to the lower volume and yields on loan pool participations. Interest income and discount collected on the loan pool participations for the three months ended September 30, 2002 was $2,450,000 compared with $2,829,000 collected in the third quarter of 2001. The yield on loan pool participations was 10.73 percent for the third quarter of 2002 compared with 11.25 percent for the quarter ended September 30, 2001. The average loan pool participation investment balance was $9,100,000 or 9 percent lower in the third quarter of 2002 than in same period for 2001 as a result of pool collections and the sale of under-performing loans. There were minimal purchases of new loan pools during the quarter. Newly purchased loan pools typically do not produce income for a period of up to 120 days from date of purchase, which significantly impacts the overall yield on pools. These loan pool participations are pools of performing, distressed and nonperforming loans that the Company has purchased at a discount from the aggregate outstanding principal amount of the underlying loans. Income is derived from this investment in the form of interest collected and the repayment of the principal in excess of the purchase cost which is herein referred to as "discount recovery." The Company recognizes interest income and discount recovery on its loan pool participations on a cash basis. The loan pool participations have traditionally been a high-yield activity for the Company, but this yield has fluctuated from period to period based on the amount of cash collection, discount recovery, and net collection expenses of the servicer in any given period. The income and yield on loan pool participations may vary in future periods due to the volume and discount rate on loan pools purchased.

Interest income on investment securities increased $50,000 or 5 percent in the quarter ended September 30, 2002, compared with the quarter ended September 30, 2001 due to higher volume in the portfolio, which was largely offset by decreased interest rates. Interest income on investment securities totaled $1,151,000 for the third quarter of 2002 compared with $1,101,000 in same quarter of 2001. The average balance of investments for the quarter ended September 30, 2002 was $92,183,000, up from $73,749,000 in the third quarter of 2001. The yield on the Company's investment portfolio in the third quarter of 2002 decreased to 5.23 percent from 6.36 percent in the comparable period of 2001 as newly purchased investments were at lower rates reflecting the current market environment.

Interest expense on deposits decreased $914,000 or 24 percent in the third quarter of 2002 compared with 2001 mainly due to the lowered national and local market interest rate environment. Total interest expense on deposits was $2,894,000 for the quarter ended September 30, 2002 and was $3,808,000 for the third quarter of 2001. Average interest-bearing deposits for the third quarter of 2002 increased $6,544,000 or 2 percent from the same period in 2001. All categories of interest-bearing deposits increased in 2002 over the same period in 2001. The weighted average rate paid on interest-bearing deposits was 3.20 percent in the third quarter of 2002 compared with 4.28 percent in the third quarter of 2001. The full benefit of lower market deposit rates may not be realized if the competitive environment forces the Company to pay above-market rates to attract or retain deposits in future periods.

Interest expense on borrowed funds was $1,318,000 for the three months ended September 30, 2002 compared with $1,594,000 in the third quarter of 2001, a decrease of $276,000 or 17 percent. Interest expense on Federal Home Loan Bank advances was $215,000 lower in the third quarter of 2002 reflecting lower interest rates and lesser utilization of this alternative funding method. Interest expense on notes payable decreased $170,000 in the third quarter of 2002 compared with 2001 reflecting lower average borrowings on the Company's commercial bank line of credit and decreased interest rates. The Company's notes payable line is variable with the national prime rate and any changes in this rate will affect the amount of interest expense incurred in future periods. Interest expense on the Company's trust preferred borrowings totaled $147,000 for the third quarter of 2002.

Provision for Loan Losses

The Company recorded a provision for loan losses of $245,000 in the third quarter of 2002 compared with $1,006,000 in the third quarter of 2001. During the third quarter of 2001, the Company recorded a charge-off of one agricultural line of credit totaling $1,000,000, which necessitated the increased loan loss provision for that period. Management determines an appropriate provision based on its evaluation of the adequacy of the allowance for loan losses in relationship to a continuing review of problem loans, the current economic conditions, actual loss experience and industry trends. Management believes that the allowance for loan losses is adequate based on the inherent risk in the portfolio as of September 30, 2002, however, growth in the loan portfolio and the uncertainty of the general economy require that management continue to evaluate the adequacy of the allowance for loan losses and make additional provisions in future periods as deemed necessary.

Non-interest Income

Non-interest income results from the charges and fees collected by the Company from its customers for various services performed, data processing income received from nonaffiliated banks, miscellaneous other income and gains (or losses) from the sale of investment securities held in the available for sale category. Total non-interest income was $1,008,000 in the third quarter of 2002, $348,000 or 26 percent less than $1,356,000 from the quarter ended September 30, 2001. Most of the reduction was due to the realization of $579,000 in investment security gains during the third quarter of 2001 that was nonrecurring in the quarter ended September 30, 2002. All other categories of non-interest income including service charges, data processing income and other operating income were greater in the third quarter of 2002 compared with the same period of 2001. Excluding gains from the sale of investment securities, non-interest income was $231,000 greater for 2002 primarily due to origination fees on loans sold to the secondary market.

Non-interest Expense

Non-interest expense for the quarter ended September 30, 2002 increased $20,000 to $3,570,000 compared with $3,550,000 for the third quarter of 2001. Non-interest expense includes all the costs incurred to operate the Company except for interest expense, the loan loss provision and income taxes. Salaries and benefits expense for the third quarter of 2002 increased $52,000 or 3 percent from 2001 as a result of increased salary levels and health insurance costs. Occupancy expense increased $30,000 in the third quarter of 2002 compared with the same period in 2001 mainly due to higher property tax assessments. Professional fees decreased $6,000 for the third quarter of 2002 compared to 2001. Other operating expense increased by $22,000 in the third quarter of 2002 compared with the three months ended September 30, 2001. Goodwill amortization decreased $63,000 in the third quarter of 2002 as a result of the adoption of FASB Statement No. 142, which required the discontinuation of amortization of goodwill effective January 1, 2002. The Company does continue to amortize core deposit intangibles and Statement 72 unidentifiable intangible assets, which decreased $15,000 for the third quarter of 2002 compared with the same period in 2001 reflecting the utilization of the effective-yield method of amortization. As a result of the adoption of FASB Statement No. 147 on October 1, 2002, the Company will discontinue the amortization of unidentifiable intangible assets, which will reduce expense in future periods.

Income Tax Expense

The Company incurred income tax expense of $801,000 for the three months ended September 30, 2002 compared with $582,000 for the three months ended September 30, 2001. The increased tax expense for the September 2002 quarter was mainly due to higher overall taxable income compared to the same period in the prior year. The effective income tax rate as a percent of income before taxes for the three months ended September 30, 2002 and 2001 was 35.3 percent and 34.9 percent, respectively.

                      NINE MONTHS ENDED SEPTEMBER 30, 2002

Net income for the nine months ended September 30, 2002 was $4,291,000 or $1.11 per share basic and $1.08 per share diluted. Net income was $1,233,000 or 40 percent greater in 2002 compared with $3,058,000 for the first nine months of 2001. Earnings per share for the nine months of 2001 was $.77 basic and diluted. For the first nine months of 2002, average shares outstanding were 3,880,085 and average diluted shares were 3,958,864. Average shares outstanding in the first nine months of 2001 were 3,963,377 and average diluted shares for the period were 3,996,971. Return on average assets increased to 1.06 percent in 2002 from .78 percent for the nine months ended September 30, 2001. The Company's return on average shareholder equity rose to 11.00 percent for the first nine months of 2002 compared with 8.08 percent for the same period of 2001.


RESULTS OF OPERATION

Net Interest Income

Net interest income for the nine months ended September 30, 2002 was $1,866,000 or 14 percent greater than the comparable period of 2001. Net interest income was $15,522,000 in 2002 versus $13,656,000 for the first nine months of 2001. The Company benefited from the effects of the lower market interest rate environment that helped reduce the overall cost of funds and the amount of interest expense for the nine months of 2002. Total interest income was $28,525,000 for the nine months ended September 30, 2002, a decline of $1,775,000 or 6 percent from $30,300,000 for the first nine months of 2001 primarily attributable to the lower interest rate environment. Interest expense decreased $3,641,000 or 22 percent in the first nine months of 2002 compared with the same period in 2001. Interest expense was $13,003,000 for the nine months of 2002 and $16,644,000 in the same period of 2001. The yield on earning assets declined to 7.58 percent in 2002 from 8.30 percent for the first nine months of 2001 while the rate on interest-bearing liabilities was reduced to
3.79 percent in 2002 from 4.98 percent for the nine months ended September 30, 2001. The net interest margin on a tax-equivalent basis was 4.15 percent for the nine months ended September 30, 2002 compared with 3.78 percent for the nine-month period of 2001.

Interest income and fees on loans was $17,319,000 in 2002 compared with $19,042,000 for the nine months ended September 30, 2001. The decrease of $1,723,000 or 9 percent was primarily due to the lower interest rate environment in 2002. Average loan volumes for the first nine months of both periods were comparable, but the Company's yield on its loan portfolio declined to 7.36 percent in 2002 compared with 8.09 percent for the first nine months of 2001.

Interest income and discount on loan pool participations for the first nine months of 2002 was $7,804,000 compared with $6,979,000 in the same period of 2001, an increase of $825,000 or 12 percent. The increase was mainly attributable to the higher average volume of loan pools held by the Company in 2002. Loan pools averaged $98,244,000 for the first nine months of 2002 compared with $82,248,000 for the nine months ended September 30, 2001. The yield on loan pool participations was 10.62 percent in 2002 and 11.34 percent for the first nine months of 2001.

Interest income on investment securities of $3,318,000 was $694,000 lower in 2002 compared with $4,012,000 earned in the first nine months of 2001 mainly due to decreased rates. On a tax-equivalent basis, the yield on the Company's investment portfolio was 5.51 percent for 2002 and was 6.64 percent for the first nine months of 2001. Due to market interest rates, the yields that could be obtained on newly acquired securities were considerably lower than the yields on those that matured. The average balance of investment securities decreased $628,000 or 1 percent for the period ended September 30, 2002 compared with the same period of 2001.

Interest expense on deposits in 2002 totaled $8,822,000 compared with $12,054,000 for the first nine months of 2001, a decrease of $3,232,000 or 27 percent. The reduction in market interest rates, a decline in fixed-rate certificates of deposit, and an increase in lower-rate NOW, savings and money-market accounts were responsible for the decrease in interest expense. The average rate paid by the Company on interest-bearing deposits was 3.29 percent in the first nine months of 2002 compared with 4.58 percent for the nine months ended September 30, 2001. Average interest-bearing deposits were $5,850,000 greater in 2002 compared with the first nine months of 2001.

Interest expense on borrowed funds decreased $409,000 or 9 percent in 2002 mainly due to the lower interest rate environment. Interest on borrowed funds totaled $4,181,000 for the first nine months of 2002 compared with $4,590,000 for the same period of 2001. The average amount of borrowed funds was $5,034,000 higher for the first nine months of 2002 as Federal Home Loan Bank advances were utilized to fund growth in the loan pools. The average rate on borrowed funds was 5.59 percent in 2002 compared with 6.46 percent for the nine months ended September 30, 2001.

Provision for Loan Losses

The Company's provision for loan losses was $726,000 lower in 2002 than it was for the first nine months of 2001. Provision for loan losses was $781,000 in the current year compared with $1,507,000 for the first nine months of 2001. During the third quarter of 2001, the Company recorded a charge-off of one agricultural line of credit totaling $1,000,000, which necessitated the increased loan loss provision for the first nine months of 2001.

Non-interest Income

Total non-interest income for the nine months ended September 30, 2002 was $2,842,000. This was $507,000 lower than the $3,349,000 earned in the first nine months of 2001. Investment security gains realized in the first nine months of 2001 were $972,000. No investment security gains were realized in the first nine months of 2002. Service charges and loan origination fees were greater in 2002. Excluding security gains, non-interest income was $465,000 or 20 percent greater in the first nine months of 2002 than in the same period of 2001.

Non-interest Expense

Non-interest expense for the first nine months of 2002 was $10,916,000 compared with $10,855,000 for the first nine months of 2001, an increase of $61,000 or less than 1 percent. Salaries and benefits were $198,000 or 4 percent greater in 2002 due to higher salary levels and increased health insurance costs. Professional fees were $293,000 or 35 percent lower in 2002 compared with the first nine months of 2001 due to the non-recurring costs incurred in 2001 to have an outside consultant conduct a profitability improvement study. Other operating expenses were $315,000 or 13 percent greater in 2002 primarily due to the write-down in the value of property held in other real estate and the settlement of litigation involving one of the Company's subsidiary banks. Goodwill amortization was $189,000 for the first nine months of 2001, with none incurred in 2002. Core deposit premium amortization was $47,000 lower in 2002 as a result of the utilization of the effective-yield method of amortization. As a result of the adoption of FASB Statement No. 147 on October 1, 2002, the Company will discontinue the amortization of unidentifiable intangible assets, which will reduce expense in future periods.

Income Tax Expense

Income tax expense was $2,376,000 for the first nine months of 2002 compared with $1,585,000 for the same period in 2001, primarily due to the increased before-tax income earned by the Company. The effective tax rate was 35.6 percent in 2002 versus 34.1 percent in the first six months of 2001.


FINANCIAL CONDITION

Total assets as of September 30, 2002 were $540,787,000 compared with $545,795,000 as of December 31, 2001. As of September 30, 2002, the Company had $6,350,000 federal funds sold compared with $10,650,000 purchased as of December 31, 2001. The Company typically has excess liquidity at the end of the third quarter and throughout the fourth quarter of each year as deposit balances grow and seasonal operating loans are paid down by customers. Federal funds are sold on a short-term basis to utilize this liquidity.

Investment Securities

Investment securities available for sale totaled $78,330,000 as of September 30, 2002. This is an increase of $28,124,000 from the December 31, 2001 balance of $50,206,000 as securities were purchased for the portfolio utilizing funds available from the decline in loans and loan pool participations. Investment securities classified as held to maturity declined to $16,451,000 as of September 30, 2002, compared with $21,332,000 on December 31, 2001, as the proceeds from maturities were reinvested in available for sale securities.

Loans

Loan volumes declined in the first nine months of 2002 to $314,848,000 on September 30, 2002. The $7,833,000 or 2 percent decrease from December 31, 2001 was, in part, due to the payoff of a large commercial real estate line, continued refinancing of residential real estate loans into long-term fixed rate secondary market loans, and a general weakening in economic conditions in the markets served by the Company. As of September 30, 2002, the Company's loan to deposit ratio (excluding loan pool investments) was 81.0 percent compared with a year-end 2001 loan to deposit ratio of 85.2 percent. The decrease in the loan to deposit ratio is attributable to the decline in loan volume and the increase in deposits since December 31, 2001. Through September 30, 2002, loans secured by real estate (including 1 to 4 family, multi-family, commercial and agricultural) comprised the largest category in the portfolio, averaging approximately 71 percent of total loans. Commercial loans averaged approximately 12 percent of the portfolio and agricultural loans remained at approximately 13 percent of total loans. Loans to individuals and other loans constituted approximately 4 percent of the portfolio.

Loan Pool Participations

As of September 30, 2002, the Company had loan pool participations of $85,042,000, a decrease of $25,351,000 or 23 percent from the December 31, 2001 balance of $110,393,000. The reduction in the loan pool participations is primarily due to collections made in the normal course of business, the sale of a package of long-term fixed low-rate loans during the second quarter, and the sale of a group of non-performing litigation credits in the third quarter. The Company purchased loan pool packages of $1,306,000 in the third quarter of 2002. A total of $18,410,000 has been purchased in the first nine months of this year. During the third quarter of 2001, the Company purchased $48,790,000 in loan pool participations, with year-to-date purchases through September 30, 2001 of $77,703,000. Generally, in 2002 the opportunities to purchase loan pools have been very limited. The interest rate environment and deteriorating economic conditions have also affected the loan pool market. The loan pool investment balance shown as an asset on the Company's Statement of Condition represents the discounted purchase cost of the loan pool participations.

Deposits

Total deposits as of September 30, 2002 were $388,793,000 compared with $378,645,000 as of December 31, 2001. Certificates of deposit remain the largest category of deposits at September 30, 2002 representing approximately 56 percent of total deposits. Deposits grew 3 percent during the first nine months of 2002, with most of the increase occurring in certificates of deposit.

Borrowed Funds/Notes Payable

The Company had no Federal Funds purchased on September 30, 2002. There was $10,650,000 in Federal Funds purchased on December 31, 2001. During the third quarter of 2002 the Company had an average balance of Federal Funds purchased of $547,000. Federal Funds purchased averaged $1,302,000 for the first nine months of 2002. Advances from the Federal Home Loan Bank totaled $79,764,000 as of September 30, 2002 compared with $91,174,000 as of December 31, 2001. A $10,000,000 advance that matured late in June was paid off with available funds. Notes payable decreased to $2,350,000 on September 30, 2002 from $9,200,000 on December 31, 2001 as the Company paid down its commercial bank line of credit with the proceeds from its participation in a pooled trust preferred security issuance.

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

Nonperforming Assets

The Company's nonperforming assets totaled $3,819,000 (1.21 percent of total loans) as of September 30, 2002, compared to $3,670,000 (1.14 percent of total loans) as of December 31, 2001. Nonperforming assets were $179,000 lower at September 30, 2002 than the total of $3,998,000 on June 30, 2002. All nonperforming asset totals and related ratios exclude the loan pool participations. The following table presents the categories of nonperforming assets as of September 30, 2002 compared with December 31, 2001:

                              Nonperforming Assets
                             (dollars in thousands)

                                               September 30,     December 31,
                                                   2002              2001
                                                ---------         ---------
Nonaccrual ................................      $ 2,595           $ 2,559
Loans 90 days past due ....................        1,182               926
Other real estate owned ...................           42               185
                                                 -------           -------
                                                 $ 3,819           $ 3,670
                                                 =======           =======

From December 31, 2001 to September 30, 2002, nonaccrual loans increased $36,000. Loans ninety days past due increased $256,000. Other real estate owned decreased by $143,000 as property held in this category was sold. The Company's allowance for loan losses as of September 30, 2002 was $3,964,000, which was
1.26 percent of total loans as of that date. This compares with an allowance for loan losses of $3,381,000 as of December 31, 2001, which was 1.05 percent of total loans. As of September 30, 2002, the allowance for loan losses was 104.96 percent of nonperforming loans compared with 96.99 percent as of December 31, 2001. Based on the inherent risk in the loan portfolio, management believes that as of September 30, 2002, the allowance for loan losses is adequate. For the three months ended September 30, 2002, the Company's net loan charge-offs were $130,000 compared with net charge-offs of $1,036,000 during the quarter ended September 30, 2001. Net loan charge-offs for the nine months ended September 30, 2002 were $198,000 or .08 percent of loans outstanding on an annualized basis. This compares with net loan charge-offs of $1,178,000 during the first nine months of 2001, or .50 percent of average loans outstanding.

Subsequent to September 30, 2002, nonperforming loans decreased $1,140,000 as a result of the confirmation of a borrower's bankruptcy plan and the receipt of a payoff from another borrower on loans that had been classified as nonaccrual. The loan related to the bankruptcy plan was placed on an interest-earning status on October 1, 2002 and did not meet the criteria to be classified as a restructured credit.

Capital Resources

Total shareholders' equity was 10.1 percent of total assets as of September 30, 2002 and was 9.3 percent as of December 31, 2001. The Company's Tier 1 Capital Ratio was 13.9 percent of risk-weighted assets as of September 30, 2002 and was
9.6 percent as of December 31, 2001, compared to a 4.0 percent regulatory requirement. The increase in Tier 1 ratio at September 30 is attributable to the addition of the $10,000,000 trust preferred to regulatory capital. Risk-based capital guidelines require the classification of assets and some off-balance-sheet items in terms of credit-risk exposure and the measuring of capital as percentage of the risk-adjusted asset totals. Tier 1 Capital is the Company's total common shareholders' equity plus the qualifying trust preferred reduced by goodwill. Management believes that, as of September 30, 2002, the Company and its subsidiary banks meet all capital adequacy requirements to which they are subject. As of that date, all the bank subsidiaries were "well capitalized" under regulatory prompt corrective action provisions. During the first quarter of 2002, the Company repurchased 5,000 shares of common stock on the open market in accordance with the terms of its previously-approved stock repurchase authorization. No shares were repurchased during the second or third quarter of 2002. The Company has repurchased 10,000 shares of stock subsequent to September 30, 2002. During the third quarter of 2002, a total of 61,436 shares of common stock were issued to employees and directors of the Company upon their exercise of stock options previously awarded. Year-to-date, a total of 69,996 shares have been issued upon the exercise of stock options. Shares outstanding have increased as a result of the exercise of these options.

Liquidity

Liquidity management involves meeting the cash flow requirements of depositors and borrowers. The Company conducts liquidity management on both a daily and long-term basis; and it adjusts its investments in liquid assets based on expected loan demand, projected loan maturities and payments, estimated cash flows from the loan pool participations, expected deposit flows, yields available on interest-bearing deposits, and the objectives of its asset/liability management program. The Company had liquid assets (cash and cash equivalents) of $20,778,000 as of September 30, 2002, compared with $15,837,000 as of December 31, 2001. Most of the increase during the period was from the reduction in loans and loan pool participations. Investment securities classified as available for sale could be sold to meet liquidity needs if necessary. Additionally, the bank subsidiaries maintain lines of credit with correspondent banks and the Federal Home Loan Bank that would allow them to borrow federal funds on a short-term basis if necessary. The Company also maintains a line of credit with a major commercial bank that provides liquidity for the purchase of loan pool participations and other corporate needs. Management believes that the Company has sufficient liquidity as of September 30, 2002 to meet the needs of borrowers and depositors.

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

Belle Plaine Service Corp.

     On October 4, 2002, the Company announced that it had entered into an agreement to acquire The Belle Plaine Service Corp. of Belle Plaine, Iowa in a 100 percent cash transaction. The Belle Plaine Service Corp. is the parent company of Citizens Bank & Trust Company of Hudson, with offices in Belle Plaine and Waterloo, Iowa. Citizens Bank & Trust had total assets of $75,026,000 as of September 30, 2002.

     It is anticipated that the transaction will be consummated late in the fourth quarter of 2002, subject to regulatory approval. The Company plans to fund the purchase of Belle Plaine Service Corp. through utilization of cash on hand and through an advance on its commercial bank line of credit.

Part I - Item 3. Quantitative and Qualitative Disclosures about Market Risk.

     Market risk is the risk of earnings volatility that results from adverse changes in interest rates and market prices. The Company's market risk is primarily comprised of interest rate risk arising from its core banking activities of lending and deposit taking. Interest rate risk is the risk that changes in market interest rates may adversely affect the Company's net interest income. Management continually develops and applies strategies to mitigate this risk. The Company has not experienced any material changes to its market risk position since December 31, 2001, from that disclosed in the Company's 2001 Form 10-K Annual Report. Management does not believe that the Company's primary market risk exposures and how those exposures were managed in the first nine months of 2002 changed when compared to 2001.

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

Part I - Item 4. Controls and Procedures.

     Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness or our disclosure controls and procedures.

Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, there were no significant changes in the Company's internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

11        Computation of Per Share Earnings.

99.1      Additional Exhibits

(b) Reports on Form 8-K: No reports on Form 8-K were required to be filed during the three months ended September 30, 2002.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       Mahaska Investment Company
                                       --------------------------------
                                                (Registrant)



                                       By: /s/ Charles S. Howard
                                           ----------------------------
                                               Charles S. Howard
                                               Chairman, President,
                                                 Chief Executive Officer

                                           November 8, 2002
                                           ----------------------------
                                           Dated

                                       By: /s/ David A. Meinert
                                           ----------------------------
                                               David A. Meinert
                                               Executive Vice President
                                                 and Chief Financial Officer
                                                (Principal Accounting Officer)

                                           November 8, 2002
                                           ----------------------------
                                           Dated

                                 CERTIFICATIONS

     I, Charles S. Howard, President and Chief Executive Officer, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Mahaska Investment Company;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


November 8, 2002
-----------------------
Date

/s/ Charles S. Howard
-----------------------
    Charles S. Howard
    President and Chief Executive Officer

                                 CERTIFICATIONS

     I, David A. Meinert, Executive Vice President and Chief Financial Officer, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Mahaska Investment Company;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


November 8, 2002
-----------------------
Date

/s/ David A. Meinert
-----------------------
    David A. Meinert
    Executive Vice President and
      Chief Financial Officer