Form 10-K
period 2002-12-31
MAHASKA INVESTMENT CO
filed 2003-03-31
CIK 741390

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

             For the fiscal year ended   Commission file number
                                                 0-24630
                 December 31, 2002

                          MAHASKA INVESTMENT COMPANY

               Incorporated in Iowa          I.R.S. Employer
                                           Identification No.
                                               42-1003699

                 222 First Avenue East, Oskaloosa, Iowa 52577
       Registrant's telephone number, including area code: 641-673-8448

   Securities registered pursuant to Section 12(b) of the Act:

                                        Name of each exchange on
                Title of each class         which registered
                -------------------     -------------------------
                       None                       None

          Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $5 par value

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No [_].

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 18, 2003, was $56,608,694.

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most recent practicable date, March 18, 2003.

                  3,894,563 shares Common Stock, $5 par value

                      DOCUMENTS INCORPORATED BY REFERENCE

   The Annual Report to Shareholders for the 2002 fiscal year is incorporated by reference into Part II hereof to the extent indicated in such Part.

   The definitive proxy statement of Mahaska Investment Company for the 2003 annual meeting of shareholders is incorporated by reference into Part II and
Part III hereof to the extent indicated in such Parts.

================================================================================

                               Table of Contents

                                    PART I

                                                                                               Page
                                                                                               ----
Item 1.  Business.............................................................................   1
         A. General Description...............................................................   1
         B. Subsidiaries......................................................................   1
         C. Loan Pool Participations..........................................................   2
         D. Competition.......................................................................   5
         E. Supervision and Regulation........................................................   6
         F. Employees.........................................................................   8
         G. Statistical Disclosure............................................................   8
Item 2.  Properties...........................................................................  17
Item 3.  Legal Proceedings....................................................................  18
Item 4.  Submission of Matters to a Vote of Security Holders..................................  18

                                              PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder Matters............  18
Item 6.  Selected Financial Data..............................................................  18
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations  18
Item 7a. Market Risk Disclosure...............................................................  18
Item 8.  Financial Statements and Supplementary Data..........................................  19
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.  19

                                             PART III

Item 10. Directors and Executive Officers of the Registrant...................................  19
Item 11. Executive Compensation...............................................................  19
Item 12. Security Ownership of Certain Beneficial Owners and Management.......................  19
Item 13. Certain Relationships and Related Transactions.......................................  19
Item 14. Controls and Procedures..............................................................  19

                                              PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K......................  19

                                    PART I

Item 1.  Business

A. General Description

   Mahaska Investment Company (the "Company") is a financial services holding company headquartered in Oskaloosa, Mahaska County, Iowa. The Company was incorporated in Iowa in 1973 and is a bank holding company registered under the Bank Holding Company Act of 1956 and a savings and loan holding company under the Savings and Loan Holding Company Act. The Company owns 100% of the stock of four bank subsidiaries (collectively referred to as the "Banks"). These four banks are Mahaska State Bank ("MSB"), Central Valley Bank ("CVB"), Pella State Bank ("APSB") and Midwest Federal Savings and Loan Association of Eastern Iowa ("MFS"). The Company also owns 100% of the stock of a commercial finance company MIC Financial, Inc. ("MIC Financial"). On October 4, 2002, the Company announced that it had entered into an agreement to acquire 100% of the stock of the Belle Plaine Service Corp. of Belle Plaine, Iowa. The Belle Plaine Service Corp. is the parent company of Citizens Bank & Trust of Hudson, with branches in Belle Plaine and Waterloo, Iowa. The transaction with the Belle Plaine Service Corp. was consummated effective February 1, 2003, at which time it became a wholly -owned subsidiary of the Company.

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

   Midwest Federal Savings and Loan Association of Eastern Iowa--MFS is a full-service federally-chartered savings bank which was acquired by the Company on September 30, 1999. MFS is headquartered in Burlington, located in the southeast part of Iowa. MFS serves the Des Moines county market through its main office and a branch in Burlington. MFS also serves the Lee County market through a branch in Fort Madison and the Louisa County area through a branch in Wapello. MFS is a community-oriented financial institution that offers a variety of financial services to meet the needs of the communities it serves. MFS is primarily engaged in attracting retail deposits from the general public by offering checking accounts, savings accounts, and certificate of deposits. MFS offers residential real estate and construction loans, small-business commercial loans, consumer and other loans in its market area. Tax-deferred annuities and other financial products are sold by MFS through its wholly-owned subsidiary Midwest Financial Products, Inc.

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

   Since 1988, the Servicer and its predecessor organizations, on behalf of the Company and other investors, have bid on a large number of loan pools and have been successful in purchasing 110 loan pools. The Company and other investors in the loan pools fund the purchase by the Servicer and each investor receives a percentage interest in the loan pool based on its proportional investment relative to the total purchase price of the pool. Each investor receives a loan pool participation certificate reflecting this interest.

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

   The Company's overall cost basis in its loan pool participations represents a discount from the aggregate outstanding principal amount of the loans underlying the pools. For example, as of December 31, 2002 and 2001, such cost basis was $82,341,000 and $110,393,000, respectively, while the contractual outstanding principal amounts of the underlying loans as of such dates were approximately $105,823,000 and $133,826,000, respectively. Because this discounted cost basis inherently reflects the assessed collectibility of the underlying loans and thus creates a built-in reserve against the risk of nonpayment in the loan pools, the Company has not established an allowance for loan losses relating to the loan pool participations. The Company does not include any amounts related to the loan pool participations in its totals of nonperforming loans. As part of the on-going collection process, the servicer may, from time-to-time, foreclose on real estate mortgages and acquire title to property in satisfaction of such debts. This real estate may be held by the servicer as "real estate owned" for a period of time until it can be sold. Since the Company's investment in loan pools are classified as participtions in pools of loans, the Company does not include the real estate owned that is held by the servicer with the amount of any other real estate it may hold directly as a result of its own foreclosure activities.

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

D.  Competition

   The Company competes in the commercial banking and thrift industries through its subsidiary banks. These industries are highly competitive, and all the bank subsidiaries face strong direct competition for deposits, loans, and other financial-related services. The Banks in Des Moines, Iowa, Jefferson, Keokuk, Lee, Louisa, Mahaska, Marion, and Wapello counties in south central and south east Iowa compete with other commercial banks, other thrifts, credit unions, stockbrokers, finance divisions of auto and farm equipment companies, agricultural suppliers, and other agricultural-related lenders. Some of these competitors are local, while others are statewide or nationwide. The Banks compete for deposits principally by offering depositors a wide variety of deposit programs, convenient office locations, hours and other services, and for loan originations primarily through interest rates and loan fees they charge, the efficiency and quality of services they provide to borrowers and the variety of their loan products. Some of the financial institutions and financial service organizations with which the Banks compete are not subject to the same degree of regulation as that imposed on bank and thrift holding companies, federally insured Iowa-chartered banks, and federal savings banks. As a result, such competitors have advantages over the Banks in providing certain services. As of December 31, 2002, there were approximately 44 other banks having 112 offices or branches operating within the 9 counties that the Company has locations. Based on deposit information collected by the FDIC as of June 30, 2002, the Company maintained approximately 12 percent of the bank deposits within the 9 counties. New competitors may develop that are substantially larger and have significantly greater resources than any of the Banks. Currently, major competitors in certain of the Company's markets include banking subsidiaries of Wells Fargo & Company, U.S. Bancorp, and Commercial Federal Bank. As a result of federal legislation to allow unlimited interstate branching, the Company may experience heightened competition from these and other major financial institutions seeking to expand their regional banking presence in Iowa.

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

   Iowa law strictly regulates the establishment of bank offices and thus may affect the Company's future plans to establish additional offices of its banks. Under current Iowa law, a state bank may not establish more than three bank offices outside the corporate limits of the municipality in which the principal place of business of the state bank is located. The number of offices a state bank may establish within the municipal corporation in which the principal place of business of the bank is located is not limited. The limitations on the number of offices will cease effective July 1, 2004.

   Central Valley Bank and Midwest Federal Savings are subject to the supervision of and are regularly examined by the OTS and are assessed fees by the OTS based upon their individual asset totals. As savings institutions, both CVB and MFS must maintain certain minimum capital ratios established by the OTS and are required to meet a qualified thrift lender test (the "QTL") to avoid certain restrictions upon its operations. The QTL was modified by the passage of the Economic Growth and Regulatory Paperwork Reduction Act of 1996. On December 31, 2002, both CVB and MFS complied with the current minimum capital guidelines and met the QTL test.

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

F. Employees

   On December 31, 2002, the Company had 150 full-time employees and 31 part-time employees of which 42 full-time and 9 part-time employees were employed by MSB, 29 full-time and 9 part-time employees were employed by CVB, 13 full-time and 2 part-time employees were employed by PSB, 35 full-time and 10 part-time employed by MFS, and 31 full-time and 1 part-time employees were employed directly by the Company. The Company provides its employees with a comprehensive program of benefits, some of which are on a contributory basis, including comprehensive medical and dental plans, life insurance, long-term and short-term disability coverage, a 401(k) plan, and an employee stock ownership plan. None of the employees are represented by unions. Management considers its relationship with its employees to be excellent.

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

I. Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rates and Interest Differential

   The following table details average balances, interest income/expense and average rates/yield for the Company's earning assets and interest bearing liabilities for the years ended December 31, 2002, 2001 and 2000 reported on a fully tax-equivalent basis assuming a 34% tax rate.

                                                            Year ended December 31,
                                 ----------------------------------------------------------------------------
                                           2002                      2001                      2000
                                 ------------------------  ------------------------  ------------------------
                                          Interest                  Interest                  Interest
                                           Income  Average           Income  Average           Income  Average
                                 Average    (2)/    Rate/  Average    (2)/    Rate/  Average    (2)/    Rate/
                                 Balance  Expense   Yield  Balance  Expense   Yield  Balance  Expense   Yield
                                 -------- -------- ------- -------- -------- ------- -------- -------- -------
                                                            (dollars in thousands)
Average earning assets:
  Loans (1)..................... $313,041 $22,845    7.30% $316,033 $25,172    7.96% $302,153 $25,298    8.37%
  Loan pool participations......   94,861  10,058   10.60    87,970   9,595   10.91    61,553   7,275   11.82
  Interest-bearing deposits.....    2,346      22    0.92     2,389      56    2.38     2,206     116    5.23
  Investment securities
   available for sale:
   Taxable investments..........   67,039   3,215    4.80    52,952   3,258    6.15    55,942   3,786    6.77
   Tax exempt investments.......    3,324     244    7.33     5,703     430    7.54     7,171     600    8.37
  Investment securities held to
   maturity:
   Taxable investments..........   10,501     742    7.07    15,207   1,106    7.27    19,918   1,423    7.14
   Tax exempt investments.......    8,162     578    7.09     8,148     580    7.11     8,007     557    6.96
  Federal funds sold............    8,069     115    1.42     6,838     252    3.69     2,748     164    5.98
                                 -------- -------          -------- -------          -------- -------
    Total earning assets........ $507,343 $37,819    7.45  $495,240 $40,449    8.17  $459,698 $39,219    8.53
                                 ======== =======          ======== =======          ======== =======
Average interest-bearing
 liabilities:
  Interest-bearing demand
   deposits..................... $ 45,010 $   270    0.60  $ 42,556 $   521    1.22  $ 43,861 $   782    1.78
  Savings deposits..............  100,172   1,876    1.87    94,762   2,961    3.12    92,656   3,779    4.08
  Certificates of deposit.......  215,250   9,422    4.38   216,328  11,920    5.51   194,225  10,788    5.55
  Federal funds purchased.......    1,011      21    2.07     1,485      57    3.80     3,181     191    6.00
  Federal Home Loan Bank
   advances.....................   84,863   4,872    5.74    82,317   5,166    6.28    67,873   4,484    6.61
  Notes payable.................    6,572     270    4.11    12,135     802    6.61    15,473   1,403    9.07
  Long-term debt................    5,150     296    5.76        --      --      --        --      --      --
                                 -------- -------          -------- -------          -------- -------
    Total interest-bearing
     liabilities................ $458,028 $17,027    3.72  $449,583 $21,427    4.77  $417,269 $21,427    5.14
                                 ======== =======          ======== =======          ======== =======
Net interest income.............          $20,792    3.74           $19,022    3.40           $17,792    3.40
                                          =======                   =======                   =======
Net interest margin (3).........                     4.10%                     3.84%                     3.87%
                                                    =====                     =====                     =====

--------
(1) Average loans outstanding includes the daily average balance of non-performing loans. Interest on these loans does not include additional interest of $241,000, $356,000, and $418,000 for 2002, 2001 and 2000,
    respectively, which would have been accrued based on the original terms of these loans compared to the interest that was actually recorded. Interest earned on loans includes loan fees (which are not material in amount).
(2) Includes interest income and discount realized on loan pool participations.
(3) Net interest margin is net interest income divided by average total earning assets.

   The following table sets forth an analysis of volumne and rate changes in interest income and interest expense of the Company's average earning assets and average interest-bearing liabilities reported on a fully tax-equivalent basis assuming a 34% tax rate. The table distinguishes between the changes related to average outstanding balances (changes in volume holding the initial interest rate constant) and the changes related to average interest rates (changes in average rate holding the initial outstanding balance constant). The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

                                                                   Year ended December 31,
                                                      ---------------------------------------------------
                                                       2002 Compared to 2001       2001 Compared to 2000
                                                      Increase/ (Decrease) Due to Increase/(Decrease) Due to
                                                      --------------------------  -----------------------
                                                      Volume    Rate      Net     Volume      Rate     Net
                                                      ------  -------   -------   ------    -------  ------
                                                                       (in thousands)
Interest income from average-earning assets:
   Loans............................................. $(237)  $(2,090)  $(2,327)  $1,135    $(1,261) $ (126)
   Loan pool participations (1)......................   736      (273)      463    2,918       (598)  2,320
   Interest-bearing deposits.........................    (1)      (33)      (34)       8        (68)    (60)
   Investment securities available for sale:
       Taxable investments...........................   762      (805)      (43)    (195)      (333)   (528)
       Tax exempt investments........................  (174)      (12)     (186)    (115)       (55)   (170)
   Investment securities held to maturity:
       Taxable investments...........................  (334)      (30)     (364)    (342)        25    (317)
       Tax exempt investments........................     1        (3)       (2)      10         13      23
   Federal funds sold................................    40      (177)     (137)     170        (82)     88
                                                      -----   -------   -------   ------    -------  ------
          Total income from earning assets...........   793    (3,423)   (2,630)   3,589     (2,359)  1,230
                                                      -----   -------   -------   ------    -------  ------
Average expense of average interest-bearing
  liabilities:
   Interest-bearing demand deposits..................    29      (280)     (251)     (22)      (239)   (261)
   Savings deposits..................................   160    (1,245)   (1,085)      84       (902)   (818)
   Certificates of deposit...........................   (59)   (2,439)   (2,498)   1,218        (86)  1,132
   Federal funds purchased...........................   (15)      (21)      (36)     (79)       (55)   (134)
   Federal Home Loan Bank advances...................   156      (450)     (294)     916       (234)    682
   Notes payable.....................................  (291)     (241)     (532)    (267)      (334)   (601)
   Long-term debt....................................   148       148       296       --         --      --
                                                      -----   -------   -------   ------    -------  ------
          Total expense form interest-bearing
            liabilities..............................   128    (4,528)   (4,400)   1,850     (1,850)     --
                                                      -----   -------   -------   ------    -------  ------
Net interest income.................................. $ 665   $ 1,105   $ 1,770   $1,739    $  (509) $1,230
                                                      =====   =======   =======   ======    =======  ======

--------
(1) Includes interest income and discount realized on loan pool participations.

Interest Rate Sensitivity Analysis

   The following table sets forth the scheduled repricing or maturity of the Company's assets and liabilities as of December 31, 2002, based on the assumptions described below. The effect of these assumptions is to quantify the dollar amount of items that are interest rate-sensitive and can be repriced within each of the periods specified. The table does not necessarily indicate the impact of general interest rate movements on the Company's net interest margin because the repricing of certain categories of assets and liabilities is subject to competitive and other pressures beyond the Company's control. As a result, certain assets and liabilities indicated as maturing or otherwirse repricing within a stated period may, in fact, mature or reprice at different times and at different volumes.

                                                       Three    Over Three   One to     Three
                                                      Months      Months     Three      Years
                                                      or Less   to One Year  Years     or More   Total
                                                     ---------  ----------- --------  --------  --------
                                                                   (dollars in thousands)
Interest earning assets:
   Loans............................................ $  48,159   $  51,091  $ 66,464  $140,310  $306,024
   Loan pool participations.........................     6,862      20,585    54,894        --    82,341
   Interest-bearing deposits in banks...............     2,662          --        --        --     2,662
   Investment securities:
       Available for sale...........................     9,508       7,393    59,790    14,502    91,193
       Held to maturity.............................        --       2,752     2,879    11,040    16,671
   Federal funds sold...............................     1,950          --        --        --     1,950
                                                     ---------   ---------  --------  --------  --------
          Total interest earning assets.............    69,141      81,821   184,027   165,852   500,841
                                                     ---------   ---------  --------  --------  --------
Interest-bearing liabilities:
   Now accounts.....................................    44,848          --        --        --    44,848
   Savings deposits.................................   102,358          --        --        --   102,358
   Certificates of deposit..........................    46,218      82,324    65,179    25,383   219,104
   Federal funds purchased..........................     1,500          --        --        --     1,500
   Federal Home Loan Bank advances..................     3,991       6,511    16,037    42,754    69,293
   Long-term debt...................................        --          --        --    10,310    10,310
                                                     ---------   ---------  --------  --------  --------
          Total interest-bearing liabilities........   198,915      88,835    81,216    78,447   447,413
                                                     ---------   ---------  --------  --------  --------
Interest sensitivity gap per period................. $(129,774)  $  (7,014) $102,811  $ 87,405
                                                     =========   =========  ========  ========
Cumulative Interest sensitivity gap................. $(129,774)  $(136,788) $(33,977) $ 53,428
                                                     =========   =========  ========  ========
Interest sensitivity gap ratio......................      0.35%       0.92%     2.27%     2.11%
Cumulative Interest sensitivity gap ratio...........      0.35%       0.52%     0.91%     1.12%

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

II. Investment Portfolio

   The following table sets forth certain information with respect to the book value of the Company's investment portfolio as of December 31, 2002, 2001 and 2000.

                                                            December 31,
                                                      ------------------------
                                                        2002    2001    2000
                                                      -------- ------- -------
                                                           (in thousands)
 Securities available for sale:
    U.S. government securities....................... $     -- $    -- $ 1,005
    U.S. government agency securities................   49,610  20,579  35,656
    Obligations of states and political..............
    Obligations of states and political subdivisions.    3,173   3,450   6,669
    Other investment securities......................   38,410  26,177  17,428
                                                      -------- ------- -------
        Total securities available for sale..........   91,193  50,206  60,758
                                                      -------- ------- -------
 Securities held to maturity:
    U.S. government agency securities................    7,259  12,047  16,263
    Obligations of states and political subdivisions.    9,329   9,098   8,968
    Other investment securities......................       83     187     690
                                                      -------- ------- -------
        Total securities held to maturity............   16,671  21,332  25,921
                                                      -------- ------- -------
 Total investment securities......................... $107,864 $71,538 $86,679
                                                      ======== ======= =======

   The following table sets forth the contractual maturities of investment securities as of December 31, 2002, and the weighted average yields (for tax-exempt obligations on a fully tax-equivalent basis assuming as 34% tax rate) of such securities. As of December 31, 2002, the Company held no securities with a book value exceeding 10% of shareholders' equity.

                                                                             Maturity
                                                      -------------------------------------------------------
                                                                      After One    After Five
                                                         Within      but Within    but Within
                                                        One Year     Five Years    Ten Years   After Ten Years
                                                      ------------  ------------  -----------  --------------
                                                      Amount  Yield Amount  Yield Amount Yield Amount   Yield
                                                      ------- ----- ------- ----- ------ ----- -------  -----
                                                                      (dollars in thousands)
Securities available for sale:
   U.S. government agency securities................. $ 4,100 3.18% $43,334 3.92% $  314 6.82% $ 1,862  6.72%
   Obligations of states and political subdivisions..     544 6.55    2,186 6.82     443 8.33       --    --
   Other investment securities.......................   4,072 6.41   28,252 5.36      --   --    6,086  2.63
                                                      -------       -------       ------       -------
      Total securities available for sale............   8,716 4.90   73,772 4.56     757 7.70    7,948  3.59
                                                      -------       -------       ------       -------
Securities held to maturity:
U.S. government agency securities....................      --   --      847 6.67     474 7.06    5,938  6.42
   Obligations of states and political subdivisions..   2,378 6.18    2,440 6.16   4,036 7.34      475  7.90
   Other investment securities.......................      --   --       83 7.15      --   --       --    --
                                                      -------       -------       ------       -------
      Total securities held to maturity..............   2,378 6.18    3,370 6.31   4,510 7.31    6,413  6.53
                                                      -------       -------       ------       -------
Total investment securities.......................... $11,094 5.17% $77,142 4.63% $5,267 7.37% $14,361  4.90%
                                                      =======       =======       ======       =======

III. Loan Portfolio

   The Company's loan portfolio largely reflects the profile of the communities in which it operates. Apporximately two-thirds of the total loans as fo December 31, 2002, were agricultural, commercial or residential real estate loans. The following table shows the composition of the Company's loan portfolio as of the dates indicated.

                                                            December 31,
                           ------------------------------------------------------------------------------
                                2002            2001            2000            1999            1998
                           --------------  --------------  --------------  --------------  --------------
                                    % of            % of            % of            % of            % of
                            Amount  Total   Amount  Total   Amount  Total   Amount  Total   Amount  Total
                           -------- -----  -------- -----  -------- -----  -------- -----  -------- -----
                                                       (dollars in thousands)
Agricultural.............. $ 38,004  12.4% $ 41,084  12.7% $ 45,404  14.5% $ 42,022  14.9% $ 27,504  16.6%
Commercial................   39,324  12.9    40,180  12.5    39,081  12.5    38,238  13.6    38,959  23.6
Real estate:
  1-4 family residences...  133,850  43.7   138,900  43.0   139,098  44.6   131,925  46.7    38,087  23.0
  5+ residential property.    4,373   1.4     3,712   1.2     3,675   1.2     4,064   1.4       240   0.1
  Agricultural............   28,947   9.5    28,075   8.7    23,855   7.6    21,677   7.7    21,297  12.9
  Construction............    8,058   2.6    12,555   3.9    10,007   3.2     5,593   2.0     5,956   3.6
  Commercial..............   41,622  13.6    39,884  12.4    30,239   9.7    23,613   8.4    17,007  10.3
                           -------- -----  -------- -----  -------- -----  -------- -----  -------- -----
   Real estate total......  216,850  70.8   223,126  69.2   206,874  66.3   186,872  66.2    82,587  49.9
                           -------- -----  -------- -----  -------- -----  -------- -----  -------- -----
Installment...............   11,517   3.8    17,854   5.5    20,196   6.5    13,866   4.9    12,847   7.8
Lease financing...........      329   0.1       437   0.1       526   0.2     1,093   0.4     3,530   2.1
                           -------- -----  -------- -----  -------- -----  -------- -----  -------- -----
    Total loans (1)....... $306,024 100.0% $322,681 100.0% $312,081 100.0% $282,091 100.0% $165,427 100.0%
                           ======== =====  ======== =====  ======== =====  ======== =====  ======== =====
Total assets.............. $537,782        $545,795        $515,212        $486,189        $298,389
                           ========        ========        ========        ========        ========
Loans to total assets.....           56.9%           59.1%           60.6%           58.0%           55.4%

--------
(1) Total loans do not include the Company's investments in loan pool participations.

   The following table sets forth the remaining maturities for certain loan categories as of December 31, 2002.

                                                                   Total for Loans
                                                                      Due After
                                                                   One Year Having:
                                       Due in                      ----------------
                          Due Within   One to   Due After           Fixed  Variable
                           One Year  Five Years Five Years  Total   Rates   Rates
                          ---------- ---------- ---------- ------- ------- --------
Agricultural.............  $16,586    $12,168    $ 9,250   $38,004 $ 8,398 $13,020
Commercial...............   18,255     17,765      3,304    39,324  15,936   5,133
Real estate--construction    6,552        642        864     8,058   1,022     484
                           -------    -------    -------   ------- ------- -------
   Total.................  $41,393    $30,575    $13,418   $85,386 $25,356 $18,637
                           =======    =======    =======   ======= ======= =======

   The following table provides information on the Company's non-performing loans as of the dates indicated.

                                                         December 31,
                                            --------------------------------------
                                             2002    2001    2000    1999    1998
                                            ------  ------  ------  ------  ------
                                                    (dollars in thousands)
90 days past due........................... $1,401  $  926  $  910  $1,426  $  663
Restructured...............................    206      --      --     515     164
Nonaccrual.................................  1,038   2,559   2,042   2,874     561
                                            ------  ------  ------  ------  ------
Total non-performing loans................. $2,645  $3,485  $2,952  $4,815  $1,388
                                            ======  ======  ======  ======  ======
Ratio of nonperforming loans to total loans   0.86%   1.08%   0.95%   1.71%   0.84%

IV. Summary of Loan Loss Experience

   The following table sets forth loans charged off and recovered by the type of loan and an analysis of the allowance for loan losses for the years ended December 31, 2002, 2001, 2000, 1999 and 1998.

                                                                  Year ended December 31,
                                                     ------------------------------------------------
                                                       2002      2001      2000      1999      1998
                                                     --------  --------  --------  --------  --------
                                                                  (dollars in thousands)
Amount of loans outstanding at end of period (net of
  unearned interest) (1)............................ $306,024  $322,681  $312,081  $282,091  $165,427
                                                     ========  ========  ========  ========  ========
Average amount of loans outstanding for the period
  (net of unearned interest)........................ $313,041  $316,033  $302,153  $202,733  $157,712
                                                     ========  ========  ========  ========  ========
Allowance for loan losses at beginning of period.... $  3,381  $  2,933  $  4,006  $  2,177  $  1,816
                                                     --------  --------  --------  --------  --------
Charge-offs:
   Agricultural.....................................       43     1,130       695       303       135
   Commercial.......................................      204       166     1,125     1,724       638
   Real estate--construction........................       --        --        --        --        --
   Real estate--mortgage............................      221       114       131       229        --
   Installment......................................      105        76        92        56        63
   Lease financing..................................       --        --       143        63         4
                                                     --------  --------  --------  --------  --------
       Total charge-offs............................      573     1,486     2,186     2,375       840
                                                     --------  --------  --------  --------  --------
Recoveries:
   Agricultural.....................................       42         3        --        26         1
   Commercial.......................................       15        52       182         2         8
   Real estate--construction........................       --        --        --        --        --
   Real estate--mortgage............................        1        92         1         6        --
   Installment......................................       31        11        22        12        13
   Lease financing..................................       --        --        16        14        --
                                                     --------  --------  --------  --------  --------
       Total recoveries.............................       89       158       221        60        22
                                                     --------  --------  --------  --------  --------
Net loans charged off...............................      484     1,328     1,965     2,315       818
Provision for loan losses...........................    1,070     1,776       892     3,628     1,179
Allowance at date of acquisition....................       --        --        --       516        --
                                                     --------  --------  --------  --------  --------
Allowance for loan losses at end of period.......... $  3,967  $  3,381  $  2,933  $  4,006  $  2,177
                                                     ========  ========  ========  ========  ========
Net loans charged off to average loans..............     0.15%     0.42%     0.65%     1.14%     0.52%
Allowance for loan losses to total loans at end of
  period............................................     1.30%     1.05%     0.94%     1.42%     1.32%

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

   The Company has allocated the allowance for loan losses to provide for loan losses being incurred within the categories of loans set forth in the the table below. The allocation of the allowance and the ratio of loans within each category to total loans as of the dates indicated are as follows:

                                                         December 31,
                ---------------------------------------------------------------------------------------------
                       2002               2001               2000               1999               1998
                -----------------  -----------------  -----------------  -----------------  -----------------
                          Percent            Percent            Percent            Percent            Percent
                          of Loans           of Loans           of Loans           of Loans           of Loans
                Allowance to Total Allowance to Total Allowance to Total Allowance to Total Allowance to Total
                 Amount    Loans    Amount    Loans    Amount    Loans    Amount    Loans    Amount    Loans
                --------- -------- --------- -------- --------- -------- --------- -------- --------- --------
                                                    (dollars in thousands)
Agricultural...  $  831     12.4%   $  916     12.7%   $  593     14.5%   $  597     14.9%   $  361     17.2%
Commercial.....     626     12.9       497     12.5       791     12.5       545     13.6       514     21.6
Real estate--
 mortgage......   2,199     70.8     1,642     69.2     1,329     66.3     2,652     66.2     1,086     50.1
Installment....     255      3.8       273      5.5       194      6.5       196      4.9       170      9.2
Lease financing      56      0.1        53      0.1        26      0.2        16      0.4        46      1.9
                 ------    -----    ------    -----    ------    -----    ------    -----    ------    -----
   Total.......  $3,967    100.0%   $3,381    100.0%   $2,933    100.0%   $4,006    100.0%   $2,177    100.0%
                 ======    =====    ======    =====    ======    =====    ======    =====    ======    =====

V. Deposits

   The following table sets forth the average amount of and the average rate paid on deposits by deposit category for the years ended December 31, 2002, 2001 and 2000.

                                                         Year ended December 31,
                                               -------------------------------------------
                                                    2002           2001           2000
                                               -------------  -------------  -------------
                                               Average        Average        Average
                                               Balance  Rate  Balance  Rate  Balance  Rate
                                               -------- ----  -------- ----  -------- ----
                                                          (dollars in thousands)
Non-interest bearing demand deposits.......... $ 24,917  N/A  $ 23,511  N/A  $ 22,886  N/A
Interest-bearing demand (NOW and money market)   45,010 0.60%   42,556 1.22%   43,861 1.78%
Savings deposits..............................  100,172 1.87    94,762 3.12    92,656 4.08
Certificates of deposit.......................  215,250 4.38   216,328 5.51   194,225 5.55
                                               --------       --------       --------
   Total deposits............................. $385,349 3.00% $377,157 4.08% $353,628 4.34%
                                               ======== ====  ======== ====  ======== ====

   The following table summarizes certificates fo deposit in amounts of $100,000 or more by time remaining until maturity as of December 31, 2002. These times deposits are made by individuals, corporations and public entities, all of which are located in the Company's market area or are State of Iowa public funds.

                                                  December 31,
                                                      2002
                                                 --------------
                                                 (in thousands)
                Three months or less............    $ 9,800
                Over three through six months...      5,729
                Over six months through one year      6,286
                Over one year...................     10,237
                                                    -------
                   Total........................    $32,052
                                                    =======

VI. Return on Equity and Assets

   Various operating and equity ratios for the years indicated are presented below:

                                                 Year ended December 31,
                                                 ----------------------
                                                  2002    2001    2000
                                                 -----   -----   -----
          Return on average total assets........  1.07%   0.82%   0.81%
          Return on average equity.............. 10.91    8.59    8.18
          Dividend payout ratio................. 42.95   54.55   60.61
          Average equity to average assets......  9.79    9.57    9.90
          Equity to assets ratio (at period end) 10.36    9.31    9.57
                                                 =====   =====   =====

VII. Borrowed Funds

   The following table summaries the outstanding amount of and the average rate on borrowed funds as of December 31, 2002, 2001 and 2000.

                                                  December 31,
                                -----------------------------------------------
                                     2002             2001            2000
                                --------------  ---------------  --------------
                                        Average          Average         Average
                                Balance  Rate   Balance   Rate   Balance  Rate
                                ------- ------- -------- ------- ------- -------
                                             (dollars in thousands)
Long-term debt (1)............. $10,310  5.46%  $     --   -- %  $    --   -- %
Notes payable (2)..............      --  3.45      9,200  3.95    13,200  9.13
Federal Home Loan Bank advances  69,293  5.26     91,174  5.56    75,050  6.27
Federal funds purchased........   1,500  1.28     10,650  2.10     2,345  6.72
                                -------         --------         -------
   Total....................... $81,103  5.21%  $111,024  5.09%  $90,595  6.70%
                                =======  ====   ========  ====   =======  ====

--------
(1) On June 27, 2002, the Company obtained $10,310,000 in long-term subordinated debt from its participation in the issuance of a pooled trust preferred security. The trust preferred has a 30 year maturity, does not require any principal amortization and is callable after five years at par at the issuers' option. The interest rate is variable based on the three month Libor rate plus 3.65 percent, with interest payable quarterly.
(2) As of December 31, 2002, the Company had no borrowings on its revolving line of credit with an unaffiliated bank. The note has a variable interest rate at 0.80 percent below the lender's prime rate. Interest is payable quarterly. The revolving line of credit has a maximum limit of $9,000,000 and matures June 30, 2003.

   The maximum amount of borrowed funds outstanding at any month end for the years ended December 31, 2002, 2001 and 2000 were as follows:

                                             2002    2001    2000
                                            ------- ------- -------
                                                (in thousands)
            Long-term debt................. $10,310 $    -- $    --
            Notes payable..................  12,200  13,200  18,000
            Federal Home Loan Bank advances  92,204  91,174  75,050
            Federal funds purchased........   5,800  10,650   8,460
                                            ======= ======= =======

   The following table sets forth the average amount of and the average rate paid on borrowed funds for the years ended December 31, 2002, 2001 and 2000.

                                            Year ended December 31,
                                ----------------------------------------------
                                     2002            2001            2000
                                --------------  --------------  --------------
                                Average Average Average Average Average Average
                                Balance  Rate   Balance  Rate   Balance  Rate
                                ------- ------- ------- ------- ------- -------
                                            (dollars in thousands)
Long-term debt................. $ 5,150  5.76%  $    --   -- %  $    --   -- %
Notes payable..................   6,572  4.11    12,135  6.61    15,473  9.07
Federal Home Loan Bank advances  84,863  5.74    82,317  6.28    67,873  6.61
Federal funds purchased........   1,011  2.07     1,485  3.80     3,181  6.00
                                -------         -------         -------
   Total....................... $97,596  5.59%  $95,937  6.28%  $86,527  7.02%
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

   Midwest Federal Savings owns its main office in Burlington, Iowa and three of its branch office facilities. The main office located at 3225 Division Street, on the western side of the community, is adjacent to one of the major highways through Burlington. It is a one-story facility of approximately 10,300 square feet, constructed in

1974, with four drive-up lanes and one ATM. MFS also owns a branch facility located in Burlington's main downtown business district at 323 Jefferson Street. This facility is approximately 2,400 square feet and was the main office until 1974. The branch located in Fort Madison, Iowa at 926 Avenue G was acquired in 1975, has one drive-up window, and contains approximately 3,300 square feet on one level. The 960 square foot Wapello, Iowa branch is located on Highway 61 and was acquired in 1974. MFS leased a 540 square foot branch facility located in the Wal-Mart Super Center at 324 W. Agency Road in West Burlington. The branch was opened in 1997 under an initial lease term of 5 years. MFS closed this branch facility at the expiration of the lease term on December 31, 2002.

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

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

   The information appearing on page 12 of the Company's Annual Report, filed as Exhibit 13 hereto, is incorporated herein by reference.

   There were approximately 445 holders of record of the Company's $5 common stock as of March 3, 2003. Additionally, there are an estimated 750 beneficial holders whose stock was held in street name by brokerage houses as of that date. The closing price of the Company's common stock was $16.45 on March 18, 2003.

   The Company paid dividends to common shareholders in 2002 of $.64 per share, which is $.04 per share greater than the amount paid in 2001. Dividend declarations are evaluated and determined by the Board of Directors on a quarterly basis. In February 2003, the Board of Directors declared a dividend of $.16 per common share. The Company's loan agreement requires that the Company not pay any dividends in excess of sixty percent of net income without the lenders' permission. Except for certain regulatory restrictions that may affect dividend payments, there are no other restrictions on the Company's present or future ability to pay dividends.

Item 6. Selected Financial Data

   The information appearing on page 2 of the Company's Annual Report, filed as
Exhibit 13 hereto, is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The information appearing on pages A-1 through A-13 of the Appendix to the Company's definitive proxy Statement, is incorporated herein by reference.

Item 7a. Market Risk Disclosure

   The information appearing on pages A-9 and A-10 of the Appendix to the Company's definitive proxy statement, is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

   The information appearing on pages F-1 through F-26 of the Appendix to the Company's definitive proxy statement, is incorporated herein by reference.

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

Item 14. Controls and Procedures
   Within 90 days of the filing of this Form 10-K we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely altering them to material information required to be included in periodic filings with the Securities and Exchange Commission. There were no significant changes in our internal controls subsequent to the date of our most recent evaluation.


                                    PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

   The following exhibits and financial statement schedules are filed as part of this report:

   (a) 1. Financial Statements: See the financial statements on pages F-1 through F-27 of the Appendix to the Company's definitive proxy statement, which are incorporated by reference herein.

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

        Exhibit 10.5.1

        Second Amendment to Amended and Restated Credit Agreement dated October 15, 2002 between Mahaska Investment Company and Harris Trust and Savings Bank.

        Exhibit 10.6

        Stock Purchase Agreement By and Between Mahaska Investment Company and Belle Plaine Service Corp. dated October 4, 2002.

        Exhibit 11

        Computation of Per Share Earnings

        Exhibit 13

        The Annual Report to Shareholders of Mahaska Investment Company for the 2002 calendar year.

        Exhibit 21

        Subsidiaries

        Exhibit 23

        Consent of Independent Auditor

        Exhibit 99.1

        Certification of Chief Executive Officer Pursuant to 18 USC (S) 1350.

        Exhibit 99.2

        Certification of Chief Financial Officer Pursuant to 18 USC (S) 1350.

   The Company will furnish to any shareholder upon request and upon payment of a fee of $.50 per page, a copy of any exhibit. Requests for copies should be directed to Karen K. Binns, Secretary/Treasurer, Mahaska Investment Company, P.O. Box 1104, Oskaloosa, Iowa 52577-1104.

     (b) Reports on Form 8-K: The Company filed a Form 8-K on October 18, 2002, reporting that it had entered into an agreement on October 4, 2002, to acquire the Belle Plaine Service Corp. of Belle Plaine, IA.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              MAHASKA INVESTMENT COMPANY
                                                (Registrant)

                                              By:     /S/  CHARLES S. HOWARD
                                                   -----------------------------
                                                         Charles S. Howard
                                                    Chairman, President, Chief
                                                             Executive
                                                       Officer and Director

                                              By:      /S/  David A. Meinert
                                                   -----------------------------
                                                         David A. Meinert
                                                     Executive Vice President,
                                                    Chief Financial Officer and
                                                             Director

March 20, 2003

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                        Title                   Date
          ---------                        -----                   ----

   /S/  RICHARD R. DONAHUE     Director                       March 20, 2003
-----------------------------
     Richard R. Donahue

   /S/  WILLIAM D. HASSEL      Director                       March 24, 2003
-----------------------------
      William D. Hassel

   /S/  CHARLES S. HOWARD      Director, Chairman of the      March 20, 2003
-----------------------------    Board, President and Chief
      Charles S. Howard          Executive Officer

    /S/  DAVID A. MEINERT      Director, Executive Vice       March 20, 2003
-----------------------------    President and Chief
      David A. Meinert           Financial Officer
                                 (Principal Accounting
                                 Officer)

    /S/  JOHN P. POTHOVEN      Director                       March 20, 2003
-----------------------------
      John P. Pothoven

   /S/  JOHN W. N. STEDDOM     Director                       March 20, 2003
-----------------------------
     John W. N. Steddom

     /S/  JAMES G. WAKE        Director                       March 20, 2003
-----------------------------
        James G. Wake

   /S/  MICHAEL R. WELTER      Director                       March 20, 2003
-----------------------------
      Michael R. Welter

   /S/  EDWARD C. WHITHAM      Director                       March 20, 2003
-----------------------------
      Edward C. Whitham

                                CERTIFICATIONS

   I, Charles S. Howard, President and Chief Executive Officer, certify that:

      1. I have reviewed this annual report on Form 10-K of Mahaska Investment Company;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                   /S/   CHARLES S. HOWARD
                                          --------------------------------------
                                                         Charles S. Howard
                                                President and Chief Executive
                                            Officer

Date: March 20, 2003

                                CERTIFICATIONS

   I, David A. Meinert, Executive Vice President and Chief Financial Officer, certify that:

      1. I have reviewed this annual report on Form 10-K of Mahaska Investment Company;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                  /S/  DAVID A. MEINERT
                                          --------------------------------------
                                                    David A. Meinert
                                          Executive Vice President and Chief
                                            Financial Officer

Date: March 20, 2003