Form 10-Q
period 2003-03-31
MAHASKA INVESTMENT CO
filed 2003-05-15
CIK 741390

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED                                         COMMISSION FILE NUMBER
MARCH 31, 2003                                                   0-24630

                           MAHASKA INVESTMENT COMPANY
             (Exact Name of Registrant as Specified in its Charter)

         IOWA                                      42-1003699
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

                              Yes   X                No______
                                  -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                              Yes   X                No______
                                  -----

As of April 30, 2003, there were 3,878,446 shares of common stock $5 par value outstanding.

PART I -- Item 1. Financial Statements

                            MAHASKA INVESTMENT COMPANY
                                 AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CONDITION

(unaudited)
(dollars in thousands)                                                          March 31,      December 31,
                                                                                   2003            2002
                                                                                ---------      ------------
                                      ASSETS
Cash and due from banks ......................................................  $  14,504      $     11,441
Interest-bearing deposits in banks ...........................................      3,549             2,662
Federal funds sold ...........................................................      5,689             1,950
                                                                                ---------      ------------
    Cash and cash equivalents ................................................     23,742            16,053
                                                                                ---------      ------------
Investment securities:
    Available for sale .......................................................     95,250            91,193
    Held to maturity (fair value of $15,442 as of March 31, 2003
      and $17,511 as of December 31, 2002) ...................................     14,715            16,671
Loans ........................................................................    367,176           306,024
Allowance for loan losses ....................................................     (4,643)           (3,967)
                                                                                ---------      ------------
    Net loans ................................................................    362,533           302,057
                                                                                ---------      ------------
Loan pool participations .....................................................     85,982            82,341
Premises and equipment, net ..................................................      9,468             8,376
Accrued interest receivable ..................................................      4,924             4,403
Goodwill .....................................................................     12,976             9,351
Other intangible assets ......................................................      1,509             1,034
Other assets .................................................................      7,486             6,303
                                                                                ---------      ------------
      Total assets ...........................................................  $ 618,585      $    537,782
                                                                                =========      ============

                       LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
    Demand ...................................................................  $  35,509      $     29,236
    NOW and Super NOW ........................................................     60,341            44,848
    Savings ..................................................................    109,998           102,358
    Certificates of deposit ..................................................    254,409           219,104
                                                                                ---------      ------------
      Total deposits .........................................................    460,257           395,546
Federal funds purchased ......................................................      7,975             1,500
Federal Home Loan Bank advances ..............................................     69,259            69,293
Notes payable ................................................................      8,300                 -
Long-term debt ...............................................................     10,310            10,310
Other liabilities ............................................................      6,619             5,435
                                                                                ---------      ------------
      Total liabilities ......................................................    562,720           482,084
                                                                                ---------      ------------

Shareholders' equity:
    Common stock, $5 par value; authorized 20,000,000 shares; issued
      4,912,849 shares as of March 31, 2003 and December 31, 2002.............     24,564            24,564
    Capital surplus ..........................................................     12,936            12,942
    Treasury stock at cost, 1,018,286 shares as of March 31, 2003,
      and 982,341 shares as of December 31, 2002 .............................    (12,566)          (11,963)
    Retained earnings ........................................................     29,085            28,375
    Accumulated other comprehensive income ...................................      1,846             1,780
                                                                                ---------      ------------
      Total shareholders' equity .............................................     55,865            55,698
                                                                                ---------      ------------
      Total liabilities and shareholders' equity .............................  $ 618,585      $    537,782
                                                                                =========      ============

See accompanying notes to consolidated financial statements.

                           MAHASKA INVESTMENT COMPANY
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

(unaudited)                                                                                            Three Months Ended
(dollars in thousands, except per share amounts)                                                           March 31,
                                                                                                    ------------------------
                                                                                                       2003        2002
                                                                                                    ----------- ------------
Interest income:
    Interest and fees on loans ..............................................................           $5,793       $5,856
    Interest and discount on loan pool participations .......................................            2,159        2,697
    Interest on bank deposits ...............................................................                3            6
    Interest on federal funds sold ..........................................................               19           17
    Interest on investment securities:
      Available for sale ....................................................................              992          699
      Held to maturity ......................................................................              225          319
                                                                                                    ----------- -----------
        Total interest income ...............................................................            9,191        9,594
                                                                                                    ----------- -----------

Interest expense:
    Interest on deposits:
      NOW and Super NOW .....................................................................               61           74
      Savings ...............................................................................              369          477
      Certificates of deposit ...............................................................            2,334        2,440
    Interest on federal funds purchased .....................................................                8           14
    Interest on Federal Home Loan Bank advances .............................................              971        1,319
    Interest on notes payable ...............................................................               47          100
    Interest on long-term debt ..............................................................              132            -
                                                                                                    ----------- -----------
        Total interest expense ..............................................................            3,922        4,424
                                                                                                    ----------- -----------
        Net interest income .................................................................            5,269        5,170
Provision for loan losses ...................................................................              160          260
                                                                                                    ----------- -----------
        Net interest income after provision for loan losses .................................            5,109        4,910
                                                                                                    ----------- -----------

Noninterest income:
    Service charges .........................................................................              551          511
    Data processing income ..................................................................               57           57
    Mortgage origination fees ...............................................................              170          121
    Other operating income ..................................................................              216          191
                                                                                                    ----------- -----------
        Total noninterest income ............................................................              994          880
                                                                                                    ----------- -----------

Noninterest expense:
    Salaries and employee benefits ..........................................................            2,138        1,711
    Net occupancy ...........................................................................              662          532
    Professional fees .......................................................................              123          172
    Other intangible asset amortization .....................................................               79           72
    Other operating expense .................................................................              875          967
                                                                                                    ----------- -----------
        Total noninterest expense ...........................................................            3,877        3,454
                                                                                                    ----------- -----------
        Income before income tax expense ....................................................            2,226        2,336
Income tax expense ..........................................................................              887          849
                                                                                                    ----------- -----------
        Net income ..........................................................................           $1,339       $1,487
                                                                                                    =========== ===========

Earnings per common share - basic ...........................................................           $.0.34       $.0.38
Earnings per common share - diluted .........................................................           $.0.33       $.0.38
Dividends per common share ..................................................................           $.0.16       $.0.16

See accompanying notes to consolidated financial statements.

                           MAHASKA INVESTMENT COMPANY
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)                                                                               Three Months Ended
(in thousands)                                                                                 March 31,
                                                                                       ------------------------
                                                                                          2003         2002
                                                                                       -----------  -----------
Net income ...........................................................................     $1,339       $1,487
Other Comprehensive Income:
    Unrealized gains (losses) on securities available for sale:
      Unrealized holding gains (losses) arising during
        the period, net of tax .......................................................         66         (405)
                                                                                       -----------  -----------
Other comprehensive income (loss), net of tax ........................................         66         (405)
                                                                                       -----------  -----------
Comprehensive income .................................................................     $1,405       $1,082
                                                                                       ===========  ===========

See accompanying notes to consolidated financial statements.

                           MAHASKA INVESTMENT COMPANY
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)                                                                            Three Months Ended
(dollars in thousands)                                                                      March 31,
                                                                                     ------------------------
                                                                                        2003         2002
                                                                                     -----------  -----------
Cash flows from operating activities:
    Net income .................................................................       $  1,339     $  1,487
    Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization ............................................            428          369
      Provision for loan losses ................................................            160          260
      Amortization of investment securities and loans premiums .................            250           94
      Accretion of investment securities and loan discounts ....................            (53)         (62)
      Decrease (increase) in other assets ......................................            195         (175)
      Increase in other liabilities ............................................            212          380
                                                                                     -----------  -----------
        Net cash provided by operating activities ..............................          2,531        2,353
                                                                                     -----------  -----------

Cash flows from investing activities:
    Investment securities available for sale:
      Proceeds from maturities .................................................          1,740        3,529
      Purchases ................................................................         (5,523)     (14,747)
    Investment securities held to maturity:
      Proceeds from maturities .................................................          1,979        1,064
      Purchases ................................................................              -         (244)
    Net (increase) decrease in loans ...........................................           (238)       8,335
    Purchases of loan pool participations ......................................        (15,006)      (8,397)
    Resale of loan pool participations .........................................            113            -
    Principal recovery on loan pool participations .............................         11,252       10,260
    Purchases of premises and equipment ........................................           (279)        (194)
    Proceeds from sale of premises and equipment ...............................              -           21
    Proceeds from acquisition ..................................................          2,523            -
                                                                                     -----------  -----------
        Net cash used in investing activities ..................................         (3,439)        (373)
                                                                                     -----------  -----------

Cash flows from financing activities:
    Net increase in deposits ...................................................          1,771        9,280
    Net increase (decrease) in federal funds purchased .........................          6,475      (10,650)
    Federal Home Loan Bank advances ............................................              -        1,000
    Repayment of Federal Home Loan Bank advances ...............................         (4,038)         (18)
    Advances on notes payable ..................................................          8,800        3,000
    Principal payments on notes payable ........................................         (3,173)           -
    Dividends paid .............................................................           (629)        (619)
    Purchases of treasury stock ................................................           (640)         (63)
    Proceeds from exercise of stock options ....................................             31            -
                                                                                     -----------  -----------
        Net cash provided by financing activities ..............................          8,597        1,930
                                                                                     -----------  -----------
        Net increase in cash and cash equivalents ..............................          7,689        3,910
Cash and cash equivalents at beginning of period ...............................         16,053       15,837
                                                                                     -----------  -----------
Cash and cash equivalents at end of period .....................................       $ 23,742     $ 19,747
                                                                                     ===========  ===========

Supplemental disclosures of cash flow information:
Cash paid during the period for:
      Interest .................................................................       $  3,967     $  1,463
                                                                                     ===========  ===========
      Income taxes .............................................................       $     95     $    219
                                                                                     ===========  ===========

See accompanying notes to consolidated financial statements.

1.       Basis of Presentation

         The accompanying consolidated statements of income, the consolidated statements of comprehensive income, and the consolidated statements of cash flow for the three months ended March 31, 2003 and 2002 and the consolidated statements of condition as of December 31, 2002 and March 31, 2003 include the accounts and transactions of Mahaska Investment Company (the "Company") and its five wholly-owned subsidiaries, Mahaska State Bank, Central Valley Bank, Pella State Bank, Midwest Federal Savings and Loan, Belle Plaine Service Corp., and MIC Financial, Inc. All material intercompany balances and transactions have been eliminated in consolidation.

         The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2003, and the results of operations for the three months ended March 31, 2003 and 2002, and cash flows for the three months ended March 31, 2003 and 2002.

         The results for the three months ended March 31, 2003 may not be indicative of results for the year ending December 31, 2003, or for any other period.

2.       Consolidated Statements of Cash Flows

         In the consolidated statements of cash flows, cash and cash equivalents include cash and due from banks, interest-bearing deposits in banks, and federal funds sold.

3.       Income Taxes

         Federal income tax expense for the three months ended March 31, 2003 and 2002 was computed using the consolidated effective federal tax rate. The Company also recognized income tax expense pertaining to state franchise taxes payable individually by the subsidiary banks.

4.       Earnings Per Common Share

         Basic earnings per common share computations are based on the weighted average number of shares of common stock actually outstanding during the period. The weighted average number of shares for the three-month periods ended March 31, 2003 and 2002 was 3,914,174 and 3,871,038, respectively. Diluted earnings per share amounts are computed by dividing net income by the weighted average number of shares and all dilutive potential shares outstanding during the period. The computation of diluted earnings per share used a weighted average number of shares outstanding of 4,014,405 and 3,937,121 for the three months ended March 31, 2003 and 2002, respectively.

5.       Effect of New Financial Accounting Standards

         In June 2001, The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The Company also records a corresponding asset, which is depreciated over the life of the asset. The Company adopted SFAS No. 143 on January 1, 2003 with no material effect on its financial statements.

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of the Statement related to the rescission of SFAS No. 4 are applied in fiscal years beginning after May 15, 2002. The provisions of the Statement related to SFAS No. 13 were effective for transactions occurring after May 15, 2002. The adoption of SFAS No. 145 did not have a material effect on the Company's financial statements.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this Statement are effective for exit and disposal activities that are initiated after December 31, 2002. The effect of this Statement is not material.

         In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions," which amends SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions" and no longer requires the separate recognition and subsequent amortization of goodwill that was originally required by SFAS No. 72. SFAS No. 147 also amended SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets," to include in its scope long-term customer-relationship intangible assets (such as core deposit intangibles). For the nine months of 2002 prior to the issuance and adoption of SFAS No. 147, the Company had continued to amortize unidentifiable intangible assets in accordance with the provisions of SFAS No. 72. The adoption of SFAS No. 147 on October 1, 2002, permitted the Company to cease this amortization through the remaining three months of 2002 and reverse the amortization recorded from January 1, 2002 through September 30, 2002 in the amount of $335,000.

         In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires disclosures be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires the recognition of a liability by a guarantor at the inception of certain guarantees that is has issued and that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material effect on the Company's financial statements.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123." This Statement amends FASB No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures of both annual and interim financial statements. Certain of the disclosure modification are required for fiscal years ending after December 15, 2002. The Company has not adopted the voluntary change to the fair value based method of accounting for stock-based employee compensation as of March 31, 2003.

         In January 2003, the FASB issued interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 addresses consolidation by business enterprises of variable interest entities that have certain characteristics. It requires a business enterprise that has a controlling interest in a variable interest entity (as defined by FIN 46) to include the assets, liabilities, and results of the activities of the variable interest entity in the consolidated financial statements of the business enterprise. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains and interest after that date. For variable interests acquired before February 1, 2003, it applies in the first fiscal year or interim period beginning after June 15, 2003. The impact of adopting FIN 46 will not be material as the Company does not presently have any variable interest entities.

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

7.       Acquisition of Belle Plaine Service Corp.

         On February 1, 2003, the Company effectively completed its acquisition of the Belle Plaine Service Corp. and its wholly-owned subsidiary Citizens Bank and Trust Company of Hudson, Iowa. The acquisition was treated as a purchase transaction in accordance with FASB Statements No. 141 and No. 142. The following table summarizes the assets acquired and liabilities assumed as of February 1, 2003:

         Assets:                                                         Amount
                 Investment Securities                                      380
                 Loans (net of allowance)                                60,402
                 Fixed Assets                                             1,120
                 Other Assets                                            11,521
                 Goodwill                                                 4,179
                          Total Assets                                   77,602

         Liabilities:

                 Deposits                                                62,940
                 Fed Home Loan Bank Advances                              3,956
                 Notes Payable                                            2,673
                 Other Liabilities                                          934
                          Total Liabilities                              70,503

8.       Stock Incentive Plan

         The Company has a stock incentive plan under which up to 750,000 shares of common stock are reserved for issuance pursuant to options or other awards which may be granted to officers, key employees and certain nonaffiliated directors of the Company. The exercise price of each option equals the market price of the Company's stock on the date of grant. The option's maximum term is ten years, with vesting occurring at the rate of thirty-three percent on the one-year anniversary of the date of grant, sixty-six percent vesting on the two-year anniversary, and one hundred percent vesting on the three-year anniversary of the date of the grant. The Company applies APB Opinion No. 25 and related interpretations in accounting for this plan. Accordingly, no compensation cost has been recognized in the financial statements for the stock options.

         Had compensation cost for the Company's stock incentive plan been determined in accordance with FASB Statement No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                3 Months Ended March 31
                                                2003               2002
                                                ----               ----
         Net income (dollars in thousands):
           As reported                          $1,339            1,487
           Pro forma                            $1,293            1,479

         Earnings per share:
           As reported--basic                     $.34             $.38
           As reported--diluted                   $.33             $.38
           Pro forma--basic                       $.33             $.37
           Pro forma--diluted                     $.33             $.37

PART I -- Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                          QUARTER ENDED MARCH 31, 2003

The Company consummated its acquisition of the Belle Plaine Service Corp. ("BPSC") and its wholly-owned subsidiary Citizens Bank & Trust Company ("CB&T") effective February 1, 2003. The acquisition was accounted for as a purchase transaction in accordance with Financial Accounting Standards Board ("FASB") Statement No. 141, with the results of operations for the first quarter of 2003 including income and expense of the acquired entities for the months of February and March 2003. Assets and liabilities acquired are reflected in the March 31, 2003 statement of condition.

The Company recorded net income of $1,339,000 for the quarter ended March 31, 2003, compared with net income of $1,487,000 for the quarter ended March 31, 2002, a decrease of $148,000 or 10 percent. The decrease in net income was primarily due to a narrowing of the net interest margin and higher non-interest expense. Basic earnings per share for the first quarter of 2003 were $.34 versus $.38 for the first quarter of 2002. Diluted earnings per share were $.33 in 2003 and $.38 for the first quarter of 2002. Net income and earnings per share for the first quarter of 2002 have been restated to reflect the adoption of FASB Statement No. 147 on October 1, 2002, which allowed the Company to cease amortization of goodwill retroactive to January 1, 2002. Actual weighted average shares outstanding were 3,914,174 and 3,871,038 for the first quarter of 2003 and 2002, respectively. The Company's return on average assets for the quarter ended March 31, 2003 was .93 percent compared with a return of 1.12 percent for the quarter ended March 31, 2002. The Company's return on average equity was
9.60 percent for the three months ended March 31, 2003 versus 11.75 percent for the three months ended March 31, 2002.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income is computed by subtracting total interest expense from total interest income. Fluctuations in net interest income can result from the changes in the volumes of assets and liabilities as well as changes in interest rates. Market interest rates on a national and local level remained relatively constant during the first quarter of 2003. The Company's net interest income for the quarter ended March 31, 2003 increased $99,000 or 2 percent to $5,269,000 from $5,170,000 for the three months ended March 31, 2002. Total interest income was $403,000 or 4 percent lower in the first quarter of 2003 compared with the same period in 2002 primarily due to reduction in interest rates. The Company's total interest expense for the first quarter of 2003 decreased $502,000 or 11 percent compared with the same period in 2002 due to the lower interest rate environment. The Company's net interest margin on a federal tax-equivalent basis for the first quarter of 2003 decreased to 3.99 percent from 4.21 percent in the first quarter of 2002. Net interest margin is a measure of the net return on interest-earning assets and is computed by dividing annualized net interest income by the average of total interest-earning assets for the period. The net interest margin declined as the increase in net interest income was proportionately less than the increase in average earning assets. The Company's overall yield on earning assets declined to 6.91 percent for the first quarter of 2003 compared with 7.76 percent for the first quarter of 2002. The rate on interest-bearing liabilities decreased in the first quarter of 2003 to 3.25 percent compared to 3.91 percent for the first quarter of 2002.

Interest income and fees on loans decreased $63,000 or 1 percent in the first quarter of 2003 compared to the same period in 2002, due to a combination of lower interest rates and lower average loan volumes. The average yield on loans decreased to 6.88 percent for the first quarter of 2003, compared to 7.50 percent in the first quarter of 2002. Excluding the loans acquired with the addition of CB&T, average loans were $14,659,000 or 5 percent lower in the first quarter of 2003 compared with 2002. The yield on the Company's loan portfolio is affected by the amount of nonaccrual loans (which do not earn interest income), the mix of the portfolio (real estate loans generally have a lower overall yield than commercial and agricultural loans), the effects of competition and the interest rate environment on the amounts and volumes of new loan originations, and the mix of variable rate versus fixed rate loans in the Company's portfolio. The lower interest rates were not beneficial to the Company as variable rate loans tied to prime were adjusted downward and produced less interest income. Renewing fixed-rate loans have been rewritten at lower rates reflecting the market interest rate environment. Additionally, many of the borrowers have refinanced their real estate mortgages outside the Company to take advantage of long-term fixed-rate loans. The Company has typically not retained this type of loan in its portfolio in order to reduce interest rate risk. New loan demand by customers in the market areas served by the Company has become "soft" as general economic conditions have deteriorated and potential borrowers are less willing to increase their debt load.

Interest and discount income on loan pool participations decreased $538,000 or 20 percent in the first quarter of 2003 compared with 2002, as a result of lower volume of loan pool participations. Interest income and discount collected on the loan pool participations for the three months ended March 31, 2003 was $2,159,000 compared with $2,697,000 collected in the first quarter of 2002. The
10.3 percent yield on loan pool participations was consistent in the first quarter of 2003 and 2002. The average loan pool participation investment balance was $21,707,000 or 20 percent lower in the first quarter of 2003 than in 2002. Collections, loan sales, and fewer purchases of loan pools in 2002 and the first quarter of 2003 all contributed to the reduced volume of pools. These loan pool participations are pools of performing and distressed and nonperforming loans that the Company has purchased at a discount from the aggregate outstanding principal amount of the underlying loans. Income is derived from this investment in the form of interest collected and the repayment of the principal in excess of the purchase cost which is herein referred to as "discount recovery." The Company recognizes interest income and discount recovery on its loan pool participations on a cash basis. The loan pool participations have traditionally been a high-yield activity for the Company, but this yield has fluctuated from period to period based on the amount of cash collection, discount recovery, and net collection expenses of the servicer in any given period. The income and yield on loan pool participations may vary in future periods due to the volume and discount rate on loan pools purchased.

Interest income on investment securities increased $199,000 or 20 percent in the quarter ended March 31, 2003, compared with the quarter ended March 31, 2002 due to increased volume in the portfolio. Interest income on investment securities totaled $1,217,000 for the first quarter of 2003 compared with $1,018,000 in 2002. The average balance of investments in 2003 was $108,031,000, up from $75,247,000 in the first quarter of 2002. Investment volume increased as loan and loan pool volumes declined. The yield on the Company's investment portfolio in the first quarter of 2003 decreased to 4.83 percent from 5.89 percent in the comparable period of 2002 reflecting new purchases and reinvestment of maturing securities at lower market interest rates.

Interest expense on deposits was $227,000 less in the first quarter of 2003 compared with 2002 mainly due to the lowered national and local market interest rate environment. Average interest-bearing deposits for the first quarter of 2003 were $47,744,000 greater compared with the same period in 2002, primarily due to the acquisition of CB&T. The weighted average rate paid on interest-bearing deposits was 2.79 percent in the first quarter of 2003 compared with 3.42 percent in the first quarter of 2002. The full benefit of lower market deposit rates may not be realized if the competitive environment forces the Company to pay above-market rates to attract or retain deposits in future periods.

Interest expense on borrowed funds was $275,000 less in the first quarter of 2003 compared with 2002, primarily due to the lower interest rate environment and the reduction in Federal Home Loan Bank advances. Interest expense on Federal Home Loan Bank advances was $348,000 lower in the first quarter of 2003 reflecting the Company's paydown of advances. Interest expense on notes payable decreased $53,000 in the first quarter of 2003 compared with 2002 reflecting lower average borrowings on the Company's commercial bank line of credit. The Company's notes payable line is variable with the national prime rate and any changes in this rate will affect the amount of interest expense incurred in future periods. Interest expense on the trust preferred borrowings totaled $132,000 for the current year quarter. This liability was not present in the first quarter of 2002.

Provision for Loan Losses

The Company recorded a provision for loan losses of $160,000 in the first quarter of 2003 compared with $260,000 in the first quarter of 2002. Management determines an appropriate provision based on its evaluation of the adequacy of the allowance for loan losses in relationship to a continuing review of problem loans, the current economic conditions, actual loss experience and industry trends. Management believes that the allowance for loan losses is adequate based on the inherent risk in the portfolio as of March 31, 2003, however, growth in the loan portfolio and the uncertainty of the general economy require that management continue to evaluate the adequacy of the allowance for loan losses and make additional provisions in future periods as deemed necessary.

Other Income

Other income results from the charges and fees collected by the Company from its customers for various services performed, data processing income received from nonaffiliated banks, miscellaneous other income and gains (or losses) from the sale of investment securities held in the available for sale category. Total other income was $114,000 or 13 percent greater in the first quarter of 2003 compared with 2002. Most of the increase was due to higher service charge income and origination fees for loans sold on the secondary market.

Other Expense

Total other noninterest expense for the quarter ended March 31, 2003 was $423,000 greater compared to noninterest expense for the first quarter of 2002. Other expense includes all the costs incurred to operate the Company except for interest expense, the loan loss provision and income taxes. Salaries and benefits expense for the first quarter of 2003 was $427,000 or 25 percent greater compared with 2002 as a result of increased salary levels, performance compensation expense and health insurance costs, plus the costs related to additional employees of the acquired institution. Occupancy expense increased by $130,000 in the first quarter of 2003 compared with the three months ended March 31, 2002 due to the acquired institution and due to higher maintenance costs of data processing equipment.

Income Tax Expense

The Company incurred income tax expense of $887,000 for the three months ended March 31, 2003 compared with $849,000 for the three months ended March 31, 2002. The effective income tax rate as a percent of income before taxes for the three months ended March 31, 2003 and 2002 was 39.8 percent and 36.3 percent, respectively.

FINANCIAL CONDITION

Total assets as of March 31, 2003 were $618,585,000 compared with $537,782,000 as of December 31, 2002, an increase of $80,803,000. Included in the March 31, 2003 total was $75,746,000 attributable to BPSC. As of March 31, 2003, the Company had $5,689,000 in federal funds sold and $7,975,000 federal funds purchased compared with $1,950,000 sold and $1,500,000 purchased as of December 31, 2002. The Company's liquidity needs are usually highest in the second and third quarters of each year due to seasonal loan demand and minimal deposit growth in the first nine months of the year. Federal funds are purchased on a short-term basis to meet this liquidity need.

Investment Securities

Investment securities available for sale totaled $95,250,000 as of March 31, 2003. This is an increase of $4,057,000 from December 31, 2002 as securities were purchased for the portfolio. Investment securities classified as held to maturity declined to $14,715,000 as of March 31, 2003, compared with $16,671,000 on December 31, 2002, as the proceeds from maturities were reinvested in available for sale securities.

Loans

Total loans were $367,176,000 as of March 31, 2003, compared with $306,024,000 as of December 31, 2002, an increase of $61,152,000. CB&T loans totaled $60,228,000 as of March 31, 2003. Minimal loan growth was noted in the first quarter of 2003 as loan demand remained stagnant. As of March 31, 2003, the Company's loan to deposit ratio (excluding loan pool investments) was 79.8 percent compared with a year-end 2002 loan to deposit ratio of 77.4 percent. The increase in the loan to deposit ratio is attributable to the greater loan to deposit ratio of CB&T. As of March 31, 2003, loans secured by real estate (including 1 to 4 family, multi-family, commercial and agricultural) comprised the largest category in the portfolio at approximately 65 percent of total loans. Agricultural loans and commercial loans were each approximately 16 percent of total loans. Loans to individuals and other loans constituted approximately 3 percent.

Loan Pool Participations

As of March 31, 2003, the Company had loan pool participations of $85,982,000, an increase of $3,641,000 or 4 percent from the December 31, 2002 balance of $82,341,000. The increase in the loan pool participations is the result of purchases of loan pools during the first quarter of $15,006,000, which was offset by collections during the period. The loan pool investment balance shown as an asset on the Company's Statement of Condition represents the discounted purchase cost of the loan pool participations. The average loan pool participation balance of $84,705,000 for the first three months of 2003 was $21,707,000 or 20 percent lower than the average balance of $106,412,000 for the first quarter of 2002. Collections in excess of new purchases throughout 2002 resulted in the lower average balance.

Goodwill and Other Intangible Assets

Goodwill increased to $12,976,000 as of March 31, 2003 from $9,351,000 as of December 31, 2002, reflecting the excess of the purchase price over the fair value of the assets acquired of BPSC and its subsidiary CB&T. Total goodwill from the transaction was $3,625,000. Other intangible assets consist of core deposit intangibles. A valuation study was performed by an independent entity to determine the estimated value and useful life of the core deposit intangible related to the acquisition of BPSC. The estimated value was determined to be $554,000 and the estimated life was 10 years. The estimated value of the core deposit intangible will be amortized utilizing an accelerated method over the estimated life of the deposit base. The Company has additional core deposit intangibles from previous acquisitions that it is currently amortizing in a similar manner.

Deposits

Total deposits as of March 31, 2003 were $460,257,000 compared with $395,546,000 as of December 31, 2002, an increase of $64,711,000. Total deposits of CB&T were $60,994,000 as of March 31, 2003. Certificates of deposit remain the largest category of deposits at March 31, 2003 representing approximately 55 percent of total deposits. Excluding the acquired CB&T, deposits grew 1 percent during the first quarter of 2003.

Borrowed Funds/Notes Payable

The Company had $7,975,000 in Federal Funds purchased on March 31, 2003. There was $1,500,000 in Federal Funds purchased on December 31, 2002. During the first quarter of 2003, the Company had an average balance of Federal Funds purchased of $2,169,000. Advances from the Federal Home Loan Bank totaled $69,259,000 as of March 31, 2003 compared with $69,293,000 as of December 31, 2002. Notes payable increased to $8,300,000 on March 31, 2003 to fund the acquisition of BPSC. The Company had no borrowings on its notes payable line as of December 31, 2002. Long-term debt was $10,310,000 as of March 31, 2003 and December 31, 2002.

Nonperforming Assets

The Company's nonperforming assets totaled $4,658,000 (1.27 percent of total loans) as of March 31, 2003, compared to $2,778,000 (.91 percent of total loans) as of December 31, 2002. All nonperforming asset totals and related ratios exclude the loan pool participations. The following table presents the categories of nonperforming assets as of March 31, 2003 compared with December 31, 2002:

                                         Nonperforming Assets
                                        (dollars in thousands)

                                                March 31,       December 31,
                                                2003            2002
                                                ----            ----

Nonaccrual                                    $1,208            $1,038
Loans 90 days past due                         2,575             1,401
Troubled debt restructurings                     755               206
Other real estate owned                          120               133
                                              ------            ------
                                              $4,658            $2,778
                                              ======            ======

Nonperforming assets acquired from CB&T as of March 31, 2003, were as follows: nonaccrual - $102,000, loans 90 days past due - none, troubled debt restructurings - $549,000, and other real estate owned - none. From December 31, 2002 to March 31, 2003, the Company's nonaccrual loans increased $68,000. Loans ninety days past due increased $1,174,000 mainly due to delays in renewing agricultural lines of credit attributable to the departure of an ag loan officer. Other real estate owned decreased by $13,000 as one piece of property held in this category was sold. The Company's allowance for loan losses as of March 31, 2003 was $4,643,000, which was 1.26 percent of total loans as of that date. This compares with an allowance for loan losses of $3,967,000 as of December 31, 2002, which was 1.30 percent of total loans. The allowance for loan losses increased $676,000 during the quarter, with $604,000 of the increase attributable to the acquired CB&T. As of March 31, 2003, the allowance for loan losses was 99.68 percent of nonperforming loans compared with 142.80 percent as of December 31, 2002. Based on the inherent risk in the loan portfolio, management believes that as of March 31, 2003, the allowance for loan losses is adequate. For the three months ended March 31, 2003, the Company's net loan charge-offs were $91,000 compared with net charge-offs of $41,000 during the quarter ended March 31, 2002.

Capital Resources

Total shareholders' equity was 9.0 percent of total assets as of March 31, 2003 and 10.4 percent of December 31, 2002. The decrease in shareholders' equity to assets was due to the acquisition, which was done with cash. No additional shares were issued. The Company's Tier 1 Capital Ratio was 12.0 percent of risk-weighted assets as of March 31, 2003 and was 14.7 percent as of December 31, 2002, compared to a 4.0 percent regulatory requirement. Risk-based capital guidelines require the classification of assets and some off-balance-sheet items in terms of credit-risk exposure and the measuring of capital as percentage of the risk-adjusted asset totals. Tier 1 Capital is the Company's total common shareholders' equity plus the trust preferred security reduced by goodwill. Management believes that, as of March 31, 2003, the Company and its subsidiary banks meet all capital adequacy requirements to which they are subject. As of that date, all the bank subsidiaries were "well capitalized" under regulatory prompt corrective action provisions. During the first quarter of 2003, the Company repurchased 39,000 shares of common stock on the open market in accordance with the terms of its previously-approved stock repurchase authorization. On February 20, 2003, the board of directors authorized the extension of the Company's stock repurchase program of up to five percent of the outstanding shares through December 31, 2003. Based on the total shares outstanding as of the date the repurchase was originally authorized, a total of 196,525 shares could be repurchased. Through March 31, 2003, a total of 59,000 shares have been repurchased by the Company. A total of 3,055 shares were issued during the quarter for options exercised under previously-awarded grants. A cash dividend of $.16 per share was paid to shareholders on March 17, 2003.

Liquidity

Liquidity management involves meeting the cash flow requirements of depositors and borrowers. The Company conducts liquidity management on both a daily and long-term basis; and it adjusts its investments in liquid assets based on expected loan demand, projected loan maturities and payments, estimated cash flows from the loan pool participations, expected deposit flows, yields available on interest-bearing deposits, and the objectives of its asset/liability management program. The Company had liquid assets (cash and cash equivalents) of $23,742,000 as of March 31, 2003, compared with $16,053,000 as of December 31, 2002. Most of the increase during the quarter was in cash and due from banks and in federal funds sold. Investment securities classified as available for sale could be sold to meet liquidity needs if necessary. Additionally, the bank subsidiaries maintain lines of credit with correspondent banks and the Federal Home Loan Bank that would allow them to borrow federal funds on a short-term basis if necessary. The Company also maintains a line of credit with a major commercial bank that provides liquidity for the purchase of loan pool participations and other corporate needs. Management believes that the Company has sufficient liquidity as of March 31, 2003 to meet the needs of borrowers and depositors.

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

Part I - Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Market risk is the risk of earnings volatility that results from adverse changes in interest rates and market prices. The Company's market risk is primarily comprised of interest rate risk arising from its core banking activities of lending and deposit taking. Interest rate risk is the risk that changes in market interest rates may adversely affect the Company's net interest income. Management continually develops and applies strategies to mitigate this risk. The Company has not experienced any material changes to its market risk position since December 31, 2002, from that disclosed in the Company's 2002 Form 10-K Annual Report. Management does not believe that the Company's primary market risk exposures and how those exposures were managed in the first three months of 2003 changed when compared to 2002.

The Company uses a third-party computer software simulation modeling program to measure its exposure to potential interest rate changes. For various assumed hypothetical changes in market interest rates, numerous other assumptions are made such as prepayment speeds on loans and securities backed by mortgages, the slope of the Treasury yield curve, the rates and volumes of the Company's deposits and the rates and volumes of the Company's loans. This analysis measures the estimated change in net interest income in the event of hypothetical changes in interest rates. This analysis of the Company's interest rate risk was presented in the Form 10-K filed by the Company for the year ended December 31, 2002.

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

     10.5.1 Second Amendment to Amended and Restated Credit agreement dated October 15, 2002 between Mahaska Investment Company and Harris Trust and Savings Bank. This amendment is incorporated herein by reference to the Form 10-K report filed by Mahaska Investment Company for the Year ended December 31, 2002.

     10.6 Stock Purchase Agreement By and Between Mahaska Investment Company and Belle Plaine Service Corp. dated October 4, 2002. This agreement is incorporated herein by reference to the Form 10-K report filed by Mahaska Investment Company for the Year ended December 31, 2002.

     11           Computation of Per Share Earnings.

     99.1         Certification of Chief Executive Officer pursuant to 18
                  USC (S) 1350.

     99.2         Certification of Chief Financial Officer pursuant to 18
                  USC (S) 1350.

(b) Reports on Form 8-K: No reports on Form 8-K were required to be filed during the three months ended March 31, 2003.

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

                               Mahaska Investment Company
                               --------------------------
                                      (Registrant)

                               By:/s/ Charles S. Howard
                                  ---------------------
                                      Charles S. Howard
                                      Chairman, President, Chief Executive
                                      Officer

                                      May 9, 2003
                                      -----------
                                      Dated

                               By:/s/ David A. Meinert
                                  --------------------
                                      David A. Meinert
                                      Executive Vice President
                                      and Chief Financial Officer
                                      (Principal Accounting Officer)

                                      May 9, 2003
                                      -----------
                                      Dated

                                  CERTIFICATION

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

May 9, 2003
-----------
    Date

    /s/ Charles S. Howard
    ---------------------
    Charles S. Howard
    President and Chief Executive Officer

                                  CERTIFICATION

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

May 9, 2003
-----------
    Date

    /s/ David A. Meinert
    --------------------
    David A. Meinert
    Executive Vice President and Chief Financial Officer