Form 10-Q
period 2003-06-30
MIDWESTONE FINANCIAL GROUP INC
filed 2003-08-12
CIK 741390

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED JUNE 30, 2003	COMMISSION FILE NUMBER 0-24630
MIDWESTONE FINANCIAL GROUP, INC. (Exact Name of Registrant as Specified in its Charter)
IOWA	42-1003699
(State of Incorporation)	(I.R.S. Employer Identification No.)

222 First Avenue East, Oskaloosa, Iowa 52577

Telephone Number (641) 673-8448

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒             No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☒             No  ☐

As of July 31, 2003, there were 3,829,417 shares of common stock $5 par value outstanding.

PART I—Item 1. Financial Statements

MIDWESTONE FINANCIAL GROUP

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

(unaudited)
(dollars in thousands, except for share amounts)	June 30,	December 31,
	2003	2002
ASSETS
Cash and due from banks	$ 16,273	$ 11,441
Interest-bearing deposits in banks	1,626	2,662
Federal funds sold	—	1,950

Cash and cash equivalents	17,899	16,053

Investment securities:
Available for sale	94,016	91,193
Held to maturity (fair value of $12,645 as of June 30, 2003 and $17,511 as of December 31, 2002)	11,832	16,671
Loans	376,069	306,024
Allowance for loan losses	(4,720)	(3,967)

Net loans	371,349	302,057

Loan pool participations	85,564	82,341
Premises and equipment, net	9,645	8,376
Accrued interest receivable	4,877	4,403
Goodwill	12,976	9,351
Other intangible assets	1,420	1,034
Other assets	7,180	6,303

Total assets	$616,758	$537,782

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Demand	$ 37,928	$ 29,236
NOW and Super NOW	57,249	44,848
Savings	116,398	102,358
Certificates of deposit	249,653	219,104

Total deposits	461,228	395,546
Federal funds purchased	6,000	1,500
Federal Home Loan Bank advances	68,248	69,293
Notes payable	8,600	—
Long-term debt	10,310	10,310
Other liabilities	6,313	5,435

Total liabilities	560,699	482,084

Shareholders' equity:
Common stock, $5 par value; authorized 20,000,000 shares; issued 4,912,849 shares as of June 30, 2003 and December 31, 2002	24,564	24,564
Capital surplus	12,929	12,942
Treasury stock at cost, 1,084,700 shares as of June 30, 2003, and 982,341 shares as of December 31, 2002	(13,662)	(11,963)
Retained earnings	29,852	28,375
Accumulated other comprehensive income	2,376	1,780

Total shareholders' equity	56,059	55,698

Total liabilities and shareholders' equity	$616,758	$537,782

See accompanying notes to consolidated financial statements.

PART I—Item 1. Financial Statements, Continued

MIDWESTONE FINANCIAL GROUP

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited) (dollars in thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Interest income:
Interest and fees on loans	$6,173	$5,794	$11,966	$11,650
Interest and discount on loan pool participations	2,224	2,657	4,383	5,354
Interest on bank deposits	4	5	7	11
Interest on federal funds sold	6	34	25	51
Interest on investment securities:
Available for sale	990	856	1,982	1,555
Held to maturity	192	293	417	612

Total interest income	9,589	9,639	18,780	19,233

Interest expense:
Interest on deposits:
NOW and Super NOW	52	72	113	146
Savings	362	507	731	984
Certificates of deposit	2,293	2,358	4,627	4,798
Interest on federal funds purchased	18	4	26	18
Interest on Federal Home Loan Bank advances	975	1,299	1,946	2,618
Interest on notes payable	73	121	120	221
Interest on long-term debt	133	6	265	6

Total interest expense	3,906	4,367	7,828	8,791

Net interest income	5,683	5,272	10,952	10,442
Provision for loan losses	141	276	301	536

Net interest income after provision for loan losses	5,542	4,996	10,651	9,906

Noninterest income:
Service charges	580	561	1,131	1,072
Data processing income	63	60	120	117
Mortgage origination fees	218	108	388	229
Other operating income	190	225	406	416
Gains on sale of available for sale securities	1	—	1	—

Total noninterest income	1,052	954	2,046	1,834

Noninterest expense:
Salaries and employee benefits	2,428	1,978	4,566	3,689
Net occupancy	696	572	1,358	1,104
Professional fees	244	162	367	334
Other intangible asset amortization	89	73	168	145
Other operating expense	974	884	1,849	1,851

Total noninterest expense	4,431	3,669	8,308	7,123

Income before income tax expense	2,163	2,281	4,389	4,617
Income tax expense	776	809	1,663	1,658

Net income	$1,387	$1,472	$2,726	$2,959

Earnings per common share—basic	$0.36	$0.38	$0.70	$0.76
Earnings per common share—diluted	$0.35	$0.37	$0.68	$0.75
Dividends per common share	$0.16	$0.16	$0.32	$0.32

See accompanying notes to consolidated financial statements.

PART I—Item 1. Financial Statements, Continued

MIDWESTONE FINANCIAL GROUP

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited) (in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income	$1,387	$1,472	$2,726	$2,959
Other Comprehensive Income:
Unrealized gains on securities available for sale:
Unrealized holding gains arising during the period, net of tax	531	663	597	258
Less: reclassification adjustment for net gains included in net income, net of tax	(1)	—	(1)	—

Other comprehensive income, net of tax	530	663	596	258

Comprehensive income	$1,917	$2,135	$3,322	$3,217

See accompanying notes to consolidated financial statements.

PART I—Item 1. Financial Statements, Continued

MIDWESTONE FINANCIAL GROUP

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)	Six Months Ended
(dollars in thousands)	June 30,

	2003	2002
Cash flows from operating activities:
Net income	$2,726	$2,959
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	888	742
Provision for loan losses	301	536
Gain on sale of available for sale securities	(1)	—
Gain on sale of premises and equipment	—	(3)
Amortization of investment securities and loans premiums	511	228
Accretion of investment securities and loan discounts	(93)	(107)
Decrease (increase) in other assets	548	(848)
Decrease in other liabilities	(409)	(614)

Net cash provided by operating activities	4,471	2,893

Cash flows from investing activities:
Investment securities available for sale:
Proceeds from sales	350	—
Proceeds from maturities	3,243	4,836
Purchases	(5,523)	(28,370)
Investment securities held to maturity:
Proceeds from maturities	4,885	3,895
Purchases	—	(244)
Net (increase) decrease in loans	(9,204)	8,338
Purchases of loan pool participations	(22,436)	(17,104)
Resale of loan pool participations	113	8,230
Principal recovery on loan pool participations	19,100	20,758
Purchases of premises and equipment	(825)	(401)
Proceeds from sale of premises and equipment	38	24
Proceeds from acquisition	2,523	—

Net cash used in investing activities	(7,736)	(38)

Cash flows from financing activities:
Net increase in deposits	2,742	6,174
Net increase (decrease) in federal funds purchased	4,500	(4,850)
Federal Home Loan Bank advances	—	1,000
Repayment of Federal Home Loan Bank advances	(5,097)	(12,036)
Advances on notes payable	9,100	3,000
Principal payments on notes payable	(3,173)	(9,850)
Advances on long-term debt	—	10,310
Dividends paid	(1,249)	(1,239)
Purchases of treasury stock	(1,834)	(72)
Proceeds from exercise of stock options	122	84

Net cash provided by (used in) financing activities	5,111	(7,479)

Net increase (decrease) in cash and cash equivalents	1,846	(4,624)
Cash and cash equivalents at beginning of period	16,053	15,837

Cash and cash equivalents at end of period	$17,899	$11,213

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$7,874	$5,950

Income taxes	$1,994	$2,285

1.    Basis of Presentation

The accompanying consolidated statements of income, the consolidated statements of comprehensive income, and the consolidated statements of cash flow for the three months and the six months ended June 30, 2003 and 2002 and the consolidated statements of condition as of December 31, 2002 and June 30, 2003 include the accounts and transactions of MidWestOne Financial Group, Inc. (the “Company”) and its five wholly-owned subsidiaries, MidWestOne Bank & Trust, Central Valley Bank, Pella State Bank, MidWestOne Bank, and MIC Financial, Inc. All material intercompany balances and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2003, and the results of operations for the three months and the six months ended June 30, 2003 and 2002, and cash flows for the six months ended June 30, 2003 and 2002.

The results for the three months and the six months ended June 30, 2003 may not be indicative of results for the year ending December 31, 2003, or for any other period.

2.    Consolidated Statements of Cash Flows

In the consolidated statements of cash flows, cash and cash equivalents include cash and due from banks, interest-bearing deposits in banks, and federal funds sold.

3.    Income Taxes

Federal income tax expense for the three months and the six months ended June 30, 2003 and 2002 was computed using the consolidated effective federal tax rate. The Company also recognized income tax expense pertaining to state franchise taxes payable individually by the subsidiary banks.

4.    Earnings Per Common Share

Basic earnings per common share computations are based on the weighted average number of shares of common stock actually outstanding during the period. The weighted average number of shares for the three-month periods ended June 30, 2003 and 2002 was 3,873,037 and 3,873,120, respectively. Actual weighted-average shares outstanding for the six months ended June 30, 2003 and 2002 were 3,893,492 and 3,872,085, respectively. Diluted earnings per share amounts are computed by dividing net income by the weighted average number of shares and all dilutive potential shares outstanding during the period. The computation of diluted earnings per share used a weighted average number of shares outstanding of 3,966,383 and 3,963,563 for the three months ended  June 30, 2003 and 2002, respectively. For the six months ended June 30, 2003 and 2002, the weighted average diluted shares outstanding were 3,989,193 and 3,950,719, respectively.

5.    Effect of New Financial Accounting Standards

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The Company also records a corresponding asset, which is depreciated over the life of the asset. The Company adopted SFAS No. 143 on January 1, 2003 with no material effect on its financial statements.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of the Statement related to the rescission of SFAS No. 4 are applied in fiscal years beginning after May 15, 2002. The provisions of the Statement related to SFAS No. 13 were effective for transactions occurring after May 15, 2002. The adoption of SFAS No. 145 did not have a material effect on the Company’s financial statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The provisions of this Statement are effective for exit and disposal activities that are initiated after December 31, 2002. The effect of this Statement is not material.

In October 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions,” which amends SFAS No. 72, “Accounting for Certain Acquisitions of Banking or Thrift Institutions” and no longer requires the separate recognition and subsequent amortization of goodwill that was originally required by SFAS No. 72. SFAS No. 147 also amended SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” to include in its scope long-term customer-relationship intangible assets (such as core deposit intangibles). For the nine months of 2002 prior to the issuance and adoption of SFAS No. 147, the Company had continued to amortize unidentifiable intangible assets in accordance with the provisions of SFAS No. 72. The adoption of SFAS No. 147 on October 1, 2002, permitted the Company to cease this amortization through the remaining three months of 2002 and reverse the amortization recorded from January 1, 2002 through September 30, 2002 in the amount of $335,000.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires disclosures be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires the recognition of a liability by a guarantor at the inception of certain guarantees that it has issued and that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material effect on the Company’s financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123.” This Statement amends FASB No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures of both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002. The Company has not adopted the voluntary change to the fair value based method of accounting for stock-based employee compensation as of June 30, 2003.

In January 2003, the FASB issued interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 addresses consolidation by business enterprises of variable interest entities that have certain characteristics. It requires a business enterprise that has a controlling interest in a variable interest entity (as defined by FIN 46) to include the assets, liabilities, and results of the activities of the variable interest entity in the consolidated financial statements of the business enterprise. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. For variable interests acquired before February 1, 2003, it applies in the first fiscal year or interim period beginning after June 15, 2003. The impact of adopting FIN 46 will not be material as the Company does not presently have any variable interest entities.

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

8.    Merger of Citizens Bank and Trust into Mahaska State Bank

Citizens Bank and Trust was merged into Mahaska State Bank as of the close of business on June 13, 2003. At the time of the merger, Mahaska State Bank adopted the new name of MidWestOne Bank & Trust.

9.    Stock Incentive Plan

The Company has a stock incentive plan under which up to 750,000 shares of common stock are reserved for issuance pursuant to options or other awards which may be granted to officers, key employees and certain nonaffiliated directors of the Company. The exercise price of each option equals the market price of the Company’s stock on the date of grant. The option’s maximum term is ten years, with vesting occurring at the rate of thirty-three percent on the one-year anniversary of the date of grant, sixty-six percent vesting on the two-year anniversary, and one hundred percent vesting on the three-year anniversary of the date of the grant. The Company applies APB Opinion No. 25 and related interpretations in accounting for this plan. Accordingly, no compensation cost has been recognized in the financial statements for the stock options.

Had compensation cost for the Company’s stock incentive plan been determined in accordance with FASB Statement No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	3 Months Ended June 30,		6 Months Ended June 30,
	2003	2002	2003	2002
Net income (dollars in thousands):
As reported	$1,387	1,472	2,726	2,959
Pro forma	$1,340	1,437	2,633	2,890
Earnings per share:
As reported—basic	$.36	$.38	$.70	$.76
As reported—diluted	$.35	$.37	$.68	$.75
Pro forma—basic	$.35	$.37	$.68	$.75
Pro forma—diluted	$.35	$.37	$.67	$.74

PART I—Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

QUARTER ENDED JUNE 30, 2003

The Company consummated its acquisition of the Belle Plaine Service Corp. (“BPSC”) and its wholly-owned subsidiary Citizens Bank & Trust Company (“CB&T”) effective February 1, 2003. The acquisition was accounted for as a purchase transaction in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 141, with the results of operations for the second quarter of 2003 included in the Company’s income statement. On June 13, 2003, Citizens Bank & Trust was merged into Mahaska State Bank (“MSB”) with the resulting entity adopting the new name of MidWestOne Bank & Trust (“MBT”).

The Company recorded net income of $1,387,000 for the quarter ended June 30, 2003, compared with net income of $1,472,000 for the quarter ended June 30, 2002, a decrease of $85,000 or 6 percent. The decrease in net income was primarily due to a narrowing of the net interest margin and higher non-interest expense. Basic earnings per share for the second quarter of 2003 were $.36 versus $.38 for the second quarter of 2002. Diluted earnings per share for the second quarter of 2003 were $.35 and $.37 for the second quarter of 2002. Net income and earnings per share for the second quarter of 2002 have been restated to reflect the adoption of FASB Statement No. 147 on October 1, 2002, which allowed the Company to cease amortization of goodwill retroactive to January 1, 2002. Actual weighted average shares outstanding were 3,873,037 and 3,873,120 for the second quarter of 2003 and 2002, respectively. The Company’s return on average assets for the quarter ended June 30, 2003 was .91 percent compared with a return of 1.08 percent for the quarter ended June 30, 2002. The Company’s return on average equity was 9.95 percent for the three months ended June 30, 2003 versus 11.39 percent for the three months ended June 30, 2002.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income is computed by subtracting total interest expense from total interest income. Fluctuations in net interest income can result from the changes in the volumes of assets and liabilities as well as changes in interest rates. Market interest rates on a national and local level remained relatively constant during the second quarter of 2003. The Company’s net interest income for the quarter ended June 30, 2003 increased $411,000 or 8 percent to $5,683,000 from $5,272,000 for the three months ended June 30, 2002. Total interest income was $50,000 or 1 percent lower in the second quarter of 2003 compared with the same period in 2002 primarily due to reduction in interest rates. The Company’s total interest expense for the second quarter of 2003 decreased $461,000 or 11 percent compared with the same period in 2002 due to the lower interest rate environment. The Company’s net interest margin on a federal tax-equivalent basis for the second quarter of 2003 decreased to 4.05 percent from 4.19 percent in the second quarter of 2002. Net interest margin is a measure of the net return on interest-earning assets and is computed by dividing annualized net interest income by the average of total interest-earning assets for the period. The net interest margin declined as the increase in net interest income was proportionately less than the increase in average earning assets. The Company’s overall yield on earning assets declined to 6.80 percent for the second quarter of 2003 compared with 7.61 percent for the second quarter of 2002. The rate on interest-bearing liabilities decreased in the second quarter of 2003 to 3.03 percent compared to 3.78 percent for the second quarter of 2002.

Interest income and fees on loans increased $379,000 or 7 percent in the second quarter of 2003 compared to the same period in 2002, due to the additional loans acquired with CB&T. Average loans were $58,909,000 or 19 percent higher in the second quarter of 2003 compared with 2002. Lower interest rates in the second quarter of 2003 compared with 2002 somewhat offset the additional loan volume. The average yield on loans decreased to 6.64 percent for the second quarter of 2003, compared to 7.40 percent in the second quarter of 2002. The yield on the Company’s loan portfolio is affected by the amount of nonaccrual loans (which do not earn interest income), the mix of the portfolio (real estate loans generally have a lower overall yield than commercial and agricultural loans), the effects of competition and the interest rate environment on the amounts and volumes of new loan originations, and the mix of variable rate versus fixed rate loans in the Company’s portfolio. The lower interest rates were not beneficial to the Company as variable rate loans tied to prime were adjusted downward and produced less interest income. Renewing fixed-rate loans have been rewritten at lower rates reflecting the market interest rate environment. Additionally, many of the borrowers have refinanced their real estate mortgages outside the Company to take advantage of long-term fixed-rate loans. The Company has typically not retained this type of loan in its portfolio in order to reduce interest rate risk. New loan demand by customers in the market areas served by the Company has become “soft” as general economic conditions have deteriorated and potential borrowers are less willing to increase their debt load.

Interest and discount income on loan pool participations decreased $433,000 or 16 percent in the second quarter of 2003 compared with 2002, as a result of lower volume of loan pool participations. Interest income and discount collected on the loan pool participations for the three months ended June 30, 2003 was $2,224,000 compared with $2,657,000 collected in the second quarter of 2002. The yield on loan pool participations was 10.54 percent for the second quarter of 2003 compared with 10.89 percent for the same period in 2002. The average loan pool participation investment balance was $13,234,000 or 14 percent lower in the second quarter of 2003 than in 2002. Collections, loan sales, and fewer purchases of loan pools in 2002 and year-to-date 2003 all contributed to the reduced volume of pools. These loan pool participations are pools of performing and distressed and nonperforming loans that the Company has purchased at a discount from the aggregate outstanding principal amount of the underlying loans. Income is derived from this investment in the form of interest collected and the repayment of the principal in excess of the purchase cost which is herein referred to as “discount recovery.” The Company recognizes interest income and discount recovery on its loan pool participations on a cash basis. The loan pool participations have traditionally been a high-yield activity for the Company, but this yield has fluctuated from period to period based on the amount of cash collection, discount recovery, and net collection expenses of the servicer in any given period. The income and yield on loan pool participations may vary in future periods due to the volume and discount rate on loan pools purchased.

Interest income on investment securities increased $33,000 or 3 percent in the quarter ended June 30, 2003, compared with the quarter ended June 30, 2002 due to increased volume in the portfolio. Interest income on investment securities totaled $1,182,000 for the second quarter of 2003 compared with $1,149,000 in 2002. The average balance of investments in 2003 was $107,139,000, up from $89,012,000 in the second quarter of 2002. Investment volume increased as loan and loan pool volumes declined. The yield on the Company’s investment portfolio in the second quarter of 2003 decreased to 4.66 percent from 5.50 percent in the comparable period of 2003 reflecting new purchases and reinvestment of maturing securities at lower market interest rates. The decline in the overall investment security yield largely offset the additional revenue produced by the increased volume.

Interest expense on deposits was $230,000 less in the second quarter of 2003 compared with 2002 mainly due to the low national and local market interest rate environment. Average interest-bearing deposits for the second quarter of 2003 were $64,139,000 greater compared with the same period in 2002, primarily due to the acquisition of CB&T. The weighted average rate paid on interest-bearing deposits was 2.56 percent in the second quarter of 2003 compared with 3.27 percent in the second quarter of 2002. The full benefit of lower market deposit rates may not be realized if the competitive environment forces the Company to pay above-market rates to attract or retain deposits in future periods.

Interest expense on borrowed funds was $231,000 less in the second quarter of 2003 compared with 2002, primarily due to the lower interest rate environment and the reduction in Federal Home Loan Bank advances. Interest expense on Federal Home Loan Bank advances was $324,000 lower in the second quarter of 2003 reflecting the Company’s paydown of advances. Interest expense on notes payable decreased $48,000 in the second quarter of 2003 compared with 2002 reflecting lower average borrowings on the Company’s commercial bank line of credit. The Company’s notes payable line is variable with the national prime rate and any changes in this rate will affect the amount of interest expense incurred in future periods. Interest expense on the trust preferred borrowings totaled $133,000 for the current year quarter. This liability was not incurred until June 27, 2002.

Provision for Loan Losses

The Company recorded a provision for loan losses of $141,000 in the second quarter of 2003 compared with $276,000 in the second quarter of 2002. Management determines an appropriate provision based on its evaluation of the adequacy of the allowance for loan losses in relationship to a continuing review of problem loans, the current economic conditions, actual loss experience and industry trends. Management believes that the allowance for loan losses is adequate based on the inherent risk in the portfolio as of June 30, 2003; however, growth in the loan portfolio and the uncertainty of the general economy require that management continue to evaluate the adequacy of the allowance for loan losses and make additional provisions in future periods as deemed necessary.

Other Income

Other income results from the charges and fees collected by the Company from its customers for various services performed, data processing income received from nonaffiliated banks, miscellaneous other income and gains (or losses) from the sale of investment securities held in the available for sale category. Total other income was $98,000 or 10 percent greater in the second quarter of 2003 compared with 2002. Most of the increase was due to higher origination fees for loans sold on the secondary market.

Other Expense

Total other noninterest expense for the quarter ended June 30, 2003 was $762,000 or 21 percent greater compared to noninterest expense for the second quarter of 2002. Other expense includes all the costs incurred to operate the Company except for interest expense, the loan loss provision and income taxes. Salaries and benefits expense for the second quarter of 2003 was $450,000 or 23 percent greater compared with 2002 as a result of increased salary levels and health insurance costs, plus the costs related to additional employees of the acquired institution. Occupancy expense increased by $124,000 in the second quarter of 2003 compared with the three months ended June 30, 2002 due to the acquired institution and due to higher maintenance costs of data processing equipment.

Income Tax Expense

The Company incurred income tax expense of $776,000 for the three months ended June 30, 2003 compared with $809,000 for the three months ended June 30, 2002. The effective income tax rate as a percent of income before taxes for the three months ended June 30, 2003 and 2002 was 35.9 percent and 35.5 percent, respectively.

SIX MONTHS ENDED JUNE 30, 2003

The Company recorded net income of $2,726,000 for the six months ended June 30, 2003, compared with net income of $2,959,000 for the six months ended June 30, 2002, a decrease of $233,000 or 8 percent. The decrease in net income was primarily due to a narrowing of the net interest margin and higher non-interest expense. Basic earnings per share for the first six months of 2003 were $.70 versus $.76 for the year-to-date period of 2002. Diluted earnings per share for the six months ended June 30, 2003 and 2002 were $.68 and $.75, respectively. Net income and earnings per share for the first six months of 2002 have been restated to reflect the adoption of FASB Statement No. 147 on October 1, 2002, which allowed the Company to cease amortization of goodwill retroactive to January 1, 2002. Actual weighted average shares outstanding were 3,893,492 and 3,872,085 for the six months ended June 30, 2003 and 2002, respectively. The Company’s return on average assets for the six months ended June 30, 2003 was .92 percent compared with a return of 1.10 percent for the six months ended June 30, 2002. The Company’s return on average equity was 9.77 percent for the six months ended June 30, 2003 versus 11.57 percent for the six months ended June 30, 2002.

RESULTS OF OPERATIONS

Net Interest Income

The Company’s net interest income for the six months ended June 30, 2003 increased $510,000 or 5 percent to $10,952,000 from $10,442,000 for the six months ended June 30, 2002. Total interest income was $453,000 or 2 percent lower in the first half of 2003 compared with the same period in 2002 primarily due to reduction in interest rates. The Company’s total interest expense for the six months ended June 30, 2003 decreased $963,000 or 11 percent compared with the same period in 2002 due to the lower interest rate environment. The Company’s net interest margin on a federal tax-equivalent basis for the first half of 2003 decreased to 4.02 percent from 4.20 percent in the first half of 2002. The net interest margin declined as the increase in net interest income was proportionately less than the increase in average earning assets. The Company’s overall yield on earning assets declined to 6.86 percent for the first half of 2003 compared with 7.68 percent for the first half of 2002. The rate on interest-bearing liabilities decreased in the six months ended June 30, 2003 to 3.14 percent compared to 3.84 percent for the six months ended June 30, 2002.

Interest income and fees on loans increased $316,000 or 3 percent in the six months ended June 30, 2003 compared to the same period in 2002, due to the additional loans acquired with CB&T. Average loans were $41,989,000 or 13 percent higher in the first half of 2003 compared with the first half of 2002. Lower interest rates in 2003 compared with 2002 somewhat offset the additional loan volume. The average yield on loans decreased to 6.75 percent for the first half of 2003, compared to 7.45 percent in the first six months of 2002. The yield on the Company’s loan portfolio is affected by the amount of nonaccrual loans (which do not earn interest income), the mix of the portfolio (real estate loans generally have a lower overall yield than commercial and agricultural loans), the effects of competition and the interest rate environment on the amounts and volumes of new loan originations, and the mix of variable rate versus fixed rate loans in the Company’s portfolio. The lower market interest rates were not beneficial to the Company as variable rate loans tied to prime were adjusted downward and produced less interest income. Renewing fixed-rate loans have been rewritten at lower rates reflecting the market interest rate environment. Additionally, many of the borrowers have refinanced their real estate mortgages outside the Company to take advantage of long-term fixed-rate loans.

Interest and discount income on loan pool participations was $971,000 or 18 percent lower in the first six months of 2003 compared with 2002, as a result of lower volume of loan pool participations. Interest income and discount collected on the loan pool participations for the six months ended June 30, 2003 was $4,383,000 compared with $5,354,000 collected in the first half of 2002. The yield on loan pool participations was 10.44 percent for the first half of 2003 compared with 10.57 percent for the same period in 2002. The average loan pool participation investment balance was $17,447,000 or 17 percent lower in the first half of 2003 compared with the same period of 2002. Collections, loan sales, and fewer purchases of loan pools in 2002 and year-to date 2003 all contributed to the reduced volume of pools. The income and yield on loan pool participations may vary in future periods due to the volume and discount rate on loan pools purchased.

Interest income on investment securities increased $232,000 or 11 percent in the six months ended June 30, 2003, compared with the six months ended June 30, 2002 primarily due to increased volume in the portfolio. Interest income on investment securities totaled $2,399,000 for the first half of 2003 compared with $2,167,000 in the first six months of 2002. The average balance of investments for the first six months of 2003 was $107,583,000, up from $82,168,000 in the first half of 2002. Investment volume increased as loan and loan pool volumes declined. The acquisition of CB&T did not contribute to the increase in average investment securities in 2003. The yield on the Company’s investment portfolio for the first half of 2003 decreased to 4.74 percent from 5.68 percent in the comparable period of 2003 reflecting new purchases and reinvestment of maturing securities at lower market interest rates. The decline in the overall investment security yield offset some of the additional revenue produced by the increased volume.

Interest expense on deposits was $457,000 less in the first six months of 2003 compared with 2002 mainly due to the low national and local market interest rate environment. Average interest-bearing deposits for the first half of 2003 were $55,987,000 greater compared with the same period in 2002, primarily due to the acquisition of CB&T. The weighted average rate paid on interest-bearing deposits was 2.67 percent in the first half of 2003 compared with 3.34 percent in the first half of 2002. The full benefit of lower market deposit rates may not be realized if the competitive environment forces the Company to pay above-market rates to attract or retain deposits in future periods.

Interest expense on borrowed funds was $506,000 less in the first half of 2003 compared with 2002, primarily due to the lower interest rate environment and the reduction in Federal Home Loan Bank advances. Interest expense on Federal Home Loan Bank advances was $672,000 lower in the first half of 2003 reflecting the Company’s paydown of advances. Interest expense on notes payable decreased

$101,000 in the first half of 2003 compared with 2002 reflecting lower average borrowings on the Company’s commercial bank line of credit. Interest expense on the trust preferred borrowings totaled $265,000 for the current year-to-date. This liability was not incurred until June 27, 2002, so there was minimal interest cost associated with it in the first half of 2002.

Provision for Loan Losses

The Company recorded a provision for loan losses of $301,000 in the six months ended June 30, 2003 compared with $536,000 in the first half of 2002. Management determines an appropriate provision based on its evaluation of the adequacy of the allowance for loan losses in relationship to a continuing review of problem loans, the current economic conditions, actual loss experience and industry trends.

Other Income

Total other income was $212,000 or 12 percent greater in the first half of 2003 compared with 2002. Most of the increase was due to higher origination fees for loans sold on the secondary market.

Other Expense

Total other noninterest expense for the six months ended June 30, 2003 was $1,185,000 or 17 percent greater compared to noninterest expense for the first half of 2002. Salaries and benefits expense for the first half of 2003 was $877,000 or 24 percent greater compared with 2002 as a result of additional employees, increased salary levels and greater health insurance costs. For the first six months of 2003, the Company had an average of 193 full-time equivalent employees. This compares with 164 average full-time equivalent employees for the first half of 2002. Average deposits per full-time equivalent employee remained fairly constant between the two periods with $2,311,000 per employee in 2003 and $2,326,000 in 2002. Occupancy expense increased by $254,000 in the first half of 2003 compared with the six months ended June 30, 2002 due to the acquired institution and due to higher maintenance costs of data processing and check-handling equipment.

Income Tax Expense

The Company incurred income tax expense of $1,663,000 for the six months ended June 30, 2003 compared with $1,658,000 for the six months ended June 30, 2002. The effective income tax rate as a percent of income before taxes for the six months ended June 30, 2003 and 2002 was 37.9 percent and 35.9 percent, respectively.

FINANCIAL CONDITION

Total assets as of June 30, 2003 were $616,758,000 compared with $537,782,000 as of December 31, 2002, an increase of $78,976,000 or 15 percent. Much of this increase is attributable to the acquisition of BPSC and CB&T. As of June 30, 2003, the Company had no federal funds sold and $6,000,000 federal funds purchased compared with $1,950,000 sold and $1,500,000 purchased as of December 31, 2002. The Company’s liquidity needs are usually highest in the second and third quarters of each year due to seasonal loan demand and minimal deposit growth in the first nine months of the year. Federal funds are purchased on a short-term basis to meet this liquidity need.

Investment Securities

Investment securities available for sale totaled $94,016,000 as of June 30, 2003. This is an increase of $2,823,000 from December 31, 2002 as securities were purchased for the portfolio. Investment securities classified as held to maturity declined to $11,832,000 as of June 30, 2003, compared with $16,671,000 on December 31, 2002, as the proceeds from maturities were reinvested in available for sale securities.

Loans

Total loans were $376,069,000 as of June 30, 2003, compared with $306,024,000 as of December 31, 2002, an increase of $70,045,000. The acquisition of CB&T added a significant amount of loans to the Company’s total. Some loan growth was noted in the second quarter of 2003. As of June 30, 2003, the Company’s loan to deposit ratio (excluding loan pool investments) was 81.5 percent compared with a year-end 2002 loan to deposit ratio of 77.4 percent. The increase in the loan to deposit ratio is attributable to the greater loan to deposit ratio of CB&T. As of June 30, 2003, loans secured by real estate (including 1 to 4 family, multi-family, commercial and agricultural) comprised the largest category in the portfolio at approximately 67 percent of total loans. Agricultural loans were the next largest category at 16 percent. Commercial loans were each approximately 14 percent of the total loan portfolio and loans to individuals constituted approximately 3 percent.

Loan Pool Participations

As of June 30, 2003, the Company had loan pool participations of $85,564,000, an increase of $3,223,000 or 4 percent from the December 31, 2002 balance of $82,341,000. The increase in the loan pool participations is the result of purchases of loan pools during the first six months of 2003 of $22,436,000, which was largely offset by collections during the period. Purchases during the second quarter of 2003 totaled $7,430,000. The loan pool investment balance shown as an asset on the Company’s Statement of Condition represents the discounted purchase cost of the loan pool participations. The average loan pool participation balance of $84,665,000 for the first six months of 2003 was $17,447,000 or 17 percent lower than the average balance of $102,112,000 for the first six months of 2002. Collections in excess of new purchases throughout 2002 resulted in the lower average balance.

Goodwill and Other Intangible Assets

Goodwill increased to $12,976,000 as of June 30, 2003 from $9,351,000 as of December 31, 2002, reflecting the excess of the purchase price over the fair value of the assets acquired of BPSC and its subsidiary CB&T. Total goodwill from the transaction was $3,625,000. Other intangible assets consist of core deposit intangibles. A valuation study was performed by an independent entity to determine the estimated value and useful life of the core deposit intangible related to the acquisition of BPSC. The estimated value was determined to be $554,000 and the estimated life was 10 years. The estimated value of the core deposit intangible will be amortized utilizing an accelerated method over the estimated life of the deposit base. The Company has additional core deposit intangibles from previous acquisitions that it is currently amortizing in a similar manner.

Deposits

Total deposits as of June 30, 2003 were $461,228,000 compared with $395,546,000 as of December 31, 2002, an increase of $65,682,000. Most of the increase was attributable to the acquisition of CB&T. Certificates of deposit remain the largest category of deposits at June 30, 2003 representing approximately 54 percent of total deposits.

Borrowed Funds/Notes Payable

The Company had $6,000,000 in Federal Funds purchased on June 30, 2003. There was $1,500,000 in Federal Funds purchased on December 31, 2002. During the first six months of 2003, the Company had an average balance of Federal Funds purchased of $3,521,000. Advances from the Federal Home Loan Bank totaled $68,248,000 as of June 30, 2003 compared with $69,293,000 as of December 31, 2002. Notes payable increased to $8,600,000 on June 30, 2003 to fund the acquisition of BPSC. The Company had no borrowings on its notes payable line as of December 31, 2002. Long-term debt was $10,310,000 as of June 30, 2003 and December 31, 2002.

Nonperforming Assets

The Company’s nonperforming assets totaled $3,648,000 (.97 percent of total loans) as of June 30, 2003, compared to $2,778,000 (.91 percent of total loans) as of December 31, 2002. All nonperforming asset totals and related ratios exclude the loan pool participations. The following table presents the categories of nonperforming assets as of June 30, 2003 compared with December 31, 2002:

Nonperforming Assets

(dollars in thousands)

	June 30, 2003	December 31, 2002
Nonaccrual	$1,206	$1,038
Loans 90 days past due	1,806	1,401
Troubled debt restructurings	571	206
Other real estate owned	65	133

	$3,648	$2,778

From December 31, 2002 to June 30, 2003, the Company’s nonaccrual loans increased $168,000. Loans ninety days past due increased $405,000. Troubled debt restructurings increased $365,000 and other real estate owned decreased by $68,000 as one piece of property held in this category was sold. The Company’s allowance for loan losses as of June 30, 2003 was $4,720,000, which was 1.26 percent of total loans as of that date. This compares with an allowance for loan losses of $3,967,000 as of December 31, 2002, which was 1.30 percent of total loans. The allowance for loan losses increased $753,000 during the first six months of 2003, with a large portion of the increase attributable to the acquired CB&T. As of June 30, 2003, the allowance for loan losses was 129.39 percent of nonperforming loans compared with 142.80 percent as of December 31, 2002. Based on the inherent risk in the loan portfolio, management believes that as of June 30, 2003, the allowance for loan losses is adequate. For the three months ended June 30, 2003, the Company’s net loan charge-offs were $64,000 compared with net charge-offs of $27,000 during the quarter ended June 30, 2002. Net charge-offs for the six months ended June 30, 2003 totaled $155,000 compared with $68,000 for the first half of 2002.

Capital Resources

Total shareholders’ equity was 9.1 percent of total assets as of June 30, 2003 and 10.4 percent as of December 31, 2002. The decrease in shareholders’ equity to assets was due to the acquisition, which was completed with cash. No additional shares were issued as part of the transaction. The Company’s Tier 1 Capital Ratio was 11.5 percent of risk-weighted assets as of June 30, 2003 and was 14.7 percent as of December 31, 2002, compared to a 4.0 percent regulatory requirement. Risk-based capital guidelines require the classification of assets and some off-balance-sheet items in terms of credit-risk exposure and the measuring of capital as a percentage of the risk-adjusted asset totals. Tier 1 Capital is the Company’s total common shareholders’ equity plus the trust preferred security reduced by goodwill. Management believes that, as of June 30, 2003, the Company and its subsidiary banks meet all capital adequacy requirements to which they are subject. As of that date, all the bank subsidiaries were “well capitalized” under regulatory prompt corrective action provisions. During the second quarter of 2003, the Company repurchased 74,300 shares of common stock on the open market in accordance with the terms of its previously approved stock repurchase authorization. On February 20, 2003, the board of directors authorized the extension of the Company’s stock repurchase program of up to five percent of the outstanding shares through December 31, 2003. Based on the total shares outstanding as of the date the repurchase was originally authorized, a total of 196,525 shares could be repurchased. During the first six months of 2003, the Company has repurchased 113,300 shares. A total of 7,886 shares were issued during the second quarter for options exercised under previously awarded grants. Year-to-date through June 30, 2003, a total of 10,941 shares have been issued for options exercised. Cash dividends of $.16 per share were paid to shareholders on March 17, 2003 and June 16, 2003.

Liquidity

Liquidity management involves meeting the cash flow requirements of depositors and borrowers. The Company conducts liquidity management on both a daily and long-term basis; and it adjusts its investments in liquid assets based on expected loan demand, projected loan maturities and payments, estimated cash flows from the loan pool participations, expected deposit flows, yields available on interest-bearing deposits, and the objectives of its asset/liability management program. The Company had liquid assets (cash and cash equivalents) of $17,899,000 as of June 30, 2003, compared with $16,053,000 as of December 31, 2002. Most of the increase during the quarter was in cash and due from banks. Investment securities classified as available for sale could be sold to meet liquidity needs if necessary. Additionally, the bank subsidiaries maintain lines of credit with correspondent banks and the Federal Home Loan Bank that would allow them to borrow federal funds on a short-term basis if necessary. The Company also maintains a line of credit with a major commercial bank that provides liquidity for the purchase of loan pool participations and other corporate needs. Management believes that the Company has sufficient liquidity as of June 30, 2003 to meet the needs of borrowers and depositors.

Commitments and Contingencies

In the ordinary course of business, the Company is engaged in various issues involving litigation. Management believes that none of this litigation is material to the Company’s results of operations.

Critical Accounting Policies

The Company has identified two critical accounting policies and practices relative to the financial condition and results of operation. These two accounting policies relate to the allowance for loan losses and to loan pool accounting.

The allowance for loan losses is based on management’s opinion, and is adequate to absorb losses in the existing portfolio. In evaluating the portfolio, management takes into consideration numerous factors, including current economic conditions, prior loan loss experience, the composition of the loan portfolio, and management’s estimate of probable credit losses. The allowance for loan loss is established through a provision for loss based on management’s evaluation of the risk inherent in the loan portfolio, the composition of the portfolio, specific impaired loans, and current economic conditions. Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loss experience, and other factors that warrant recognition in providing for an adequate allowance for loan loss.

The loan pool accounting practice relates to management’s opinion that the investment amount reflected on the Company’s financial statements does not exceed the estimated net realizable value or the fair value of the underlying collateral securing the purchased loans. In evaluating the purchased loan portfolio, management takes into consideration many factors, including the borrowers’ current financial situation, the underlying collateral, current economic conditions, historical collection experience, and other factors relative to the collection process.

In the event that management’s evaluation of the level of the allowance for loan losses is inadequate, the Company would need to increase its provision for loan losses. If the estimated realizable value of the loan pool participations is understated, the Company’s yield on the loan pools would be reduced.

Part I—Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Market risk is the risk of earnings volatility that results from adverse changes in interest rates and market prices. The Company’s market risk is primarily comprised of interest rate risk arising from its core banking activities of lending and deposit taking. Interest rate risk is the risk that changes in market interest rates may adversely affect the Company’s net interest income. Management continually develops and applies strategies to mitigate this risk. The Company has not experienced any material changes to its market risk position since December 31, 2002, from that disclosed in the Company’s 2002 Form 10-K Annual Report. Management does not believe that the Company’s primary market risk exposures and how those exposures were managed in the first six months of 2003 changed when compared to 2002.

The Company uses a third-party computer software simulation modeling program to measure its exposure to potential interest rate changes. For various assumed hypothetical changes in market interest rates, numerous other assumptions are made such as prepayment speeds on loans and securities backed by mortgages, the slope of the Treasury yield curve, the rates and volumes of the Company’s deposits and the rates and volumes of the Company’s loans. This analysis measures the estimated change in net interest income in the event of hypothetical changes in interest rates. This analysis of the Company’s interest rate risk was presented in the Form 10-K filed by the Company for the year ended December 31, 2002.

Part I—Item 4. Controls and Procedures.

a.	Evaluation of disclosure controls and procedures. The Company’s principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 240.13a-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

b.	Changes in internal controls over financial reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

“SAFE HARBOR” STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT

With the exception of the historical information contained in this report, the matters described herein contain forward-looking statements that involve risk and uncertainties that individually or mutually impact the matters herein described, including but not limited to financial projections, product demand and market acceptance, the effect of economic conditions, the impact of competitive products and pricing, governmental regulations, results of litigation, technological difficulties and/or other factors outside the control of the Company, which are detailed from time to time in the Company’s SEC reports. The Company disclaims any intent or obligation to update these forward-looking statements.

Part II—Item 4. Submission of Matters to a vote of Security Holders.

The Company’s annual meeting of shareholders was held on April 30, 2003. The record date for determination of shareholders entitled to vote at the meeting was February 25, 2003. There were 3,933,563 shares outstanding as of that date, each such share being entitled to one vote. At the shareholders’ meeting the holders of 3,446,074 or 87.61 percent of the outstanding shares were represented in person or by proxy, which constituted a quorum. The following proposals were voted on at the meeting:

Proposal I—Election of Directors:

Three directors were to be elected to serve for the specified term or until their successors shall have been elected and qualified. At the shareholders’ meeting, the individuals received the number of votes set opposite their names:

	FOR	VOTE WITHHELD
Three-year term (2006):
William D. Hassell	3,404,778	41,296
Michael R. Welter	3,413,360	32,714
Edward C. Whitham	3,406,939	39,135

Proposal II—Change name of company to MidWestOne Financial Group, Inc.:

A vote was taken to approve an amendment to the Articles of Incorporation to change the name of Mahaska Investment Company to MidWestOne Financial Group, Inc. The results of the vote were as follows:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
3,162,850	192,491	90,733	0

Proposal III—Ratification of Auditors’ Appointment:

A vote was also taken on the ratification of the appointment of KPMG LLP as independent auditors of the Company for the fiscal year ending December 31, 2003. The results of the vote were as follows:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
3,355,582	6,765	83,727	0

Part II—Item 6. Exhibits and Reports on Form 8-K.

(a) The following exhibits and financial statement schedules are filed as part of this report:

Exhibits

3.1	Articles of Incorporation, as amended through April 30, 1998, of Mahaska Investment Company. The Articles of Incorporation, as amended, of Mahaska Investment Company are incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 1998.

3.1.1	Amendment to the Articles of Incorporation of Mahaska Investment Company changing the name of the corporation to MidWestOne Financial Group, Inc.

3.2

Bylaws of Mahaska Investment Company. The Amended and Restated Bylaws of Mahaska Investment Company dated

July 23, 1998, are incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 1998.

10.1	Mahaska Investment Company Employee Stock Ownership Plan & Trust as restated and amended. This Plan & Trust is incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994.

10.2.1	1993 Stock Incentive Plan. This 1993 Stock Incentive Plan is incorporated by reference to Form S-1 Registration Number 33-81922 of Mahaska Investment Company.

10.2.2	1996 Stock Incentive Plan. This 1996 Stock Incentive Plan is incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996.

10.2.3	1998 Stock Incentive Plan. This 1998 Stock Incentive Plan is incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.

10.3	States Resources Corp. Loan Participation and Servicing Agreement dated February 5, 1999 between States Resources Corp. and Mahaska Investment Company. This agreement is incorporated herein by reference to the Form 10-K report filed by Mahaska Investment Company for the year ended December 31, 1999.

10.5	Amended and Restated Credit Agreement dated June 30, 2000 between Mahaska Investment Company and Harris Trust and Savings Bank. This Amended and Restated Credit Agreement is incorporated herein by reference to the Form 10-Q report filed by Mahaska Investment Company for the quarter ended September 30, 2000.

10.5.1	Second Amendment to Amended and Restated Credit agreement dated October 15, 2002 between Mahaska Investment Company and Harris Trust and Savings Bank. This amendment is incorporated herein by reference to the Form 10-K report filed by Mahaska Investment Company for the year ended December 31, 2002.

10.6	Stock Purchase Agreement by and between Mahaska Investment Company and Belle Plaine Service Corp. dated October 4, 2002. This agreement is incorporated herein by reference to the Form 10-K report filed by Mahaska Investment Company for the year ended December 31, 2002.

11	Computation of Per Share Earnings.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

A report on Form 8-K was filed on May 27, 2003 reflecting the official change in the Company’s name from Mahaska Investment Company to MidWestOne Financial Group, Inc. This change in name was approved by the Company’s shareholders on April 30, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIDWESTONE FINANCIAL GROUP, INC. (Registrant)

By:	/s/	Charles S. Howard

Charles S. Howard Chairman, President, Chief Executive Officer

August 8, 2003 Dated

By:	/s/	David A. Meinert

David A. Meinert Executive Vice President and Chief Financial Officer (Principal Accounting Officer)

August 8, 2003 Dated