Form 10-Q
period 2003-09-30
MIDWESTONE FINANCIAL GROUP INC
filed 2003-11-12
CIK 741390

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-24630

MIDWESTONE FINANCIAL GROUP, INC.

222 First Avenue East

Oskaloosa, IA 52577

Registrant’s telephone number: 641-673-8448

(State of Incorporation)	(I.R.S. Employer Identification No.)
Iowa	42-1003699

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of October 31, 2003, there were 3,804,612 shares of common stock $5 par value outstanding.

PART I — Item 1. Financial Statements

MIDWESTONE FINANCIAL GROUP

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

(unaudited)
(dollars in thousands, except for share amounts)	September 30, 2003	December 31, 2002
ASSETS
Cash and due from banks	$12,120	$11,441
Interest-bearing deposits in banks	904	2,662
Federal funds sold	650	1,950

Cash and cash equivalents	13,674	16,053

Investment securities:
Available for sale	87,535	91,193
Held to maturity (fair value of $12,016 as of September 30, 2003 and $17,511 as of December 31, 2002)	11,419	16,671
Loans	378,969	306,024
Allowance for loan losses	(4,860)	(3,967)

Net loans	374,109	302,057

Loan pool participations	92,824	82,341
Premises and equipment, net	10,113	8,376
Accrued interest receivable	5,686	4,403
Goodwill	12,976	9,351
Other intangible assets	1,332	1,034
Other assets	7,432	6,303

Total assets	$617,100	$537,782

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand	$38,404	$29,236
NOW and Super NOW	60,230	44,848
Savings	116,979	102,358
Certificates of deposit	236,985	219,104

Total deposits	452,598	395,546
Federal funds purchased	16,250	1,500
Federal Home Loan Bank advances	67,947	69,293
Notes payable	8,600	—
Long-term debt	10,310	10,310
Other liabilities	5,340	5,435

Total liabilities	561,045	482,084

Shareholders’ equity:
Common stock, $5 par value; authorized 20,000,000 shares; issued 4,912,849 shares as of September 30, 2003 and December 31, 2002	24,564	24,564
Capital surplus	12,924	12,942
Treasury stock at cost, 1,088,237 shares as of September 30, 2003, and 982,341 shares as of December 31, 2002	(13,760)	(11,963)
Retained earnings	30,641	28,375
Accumulated other comprehensive income	1,686	1,780

Total shareholders’ equity	56,055	55,698

Total liabilities and shareholders’ equity	$617,100	$537,782

See accompanying notes to consolidated financial statements.

PART I — Item 1. Financial Statements, Continued

MIDWESTONE FINANCIAL GROUP

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited) (dollars in thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Interest income:
Interest and fees on loans	$6,059	$5,669	$18,025	$17,319
Interest and discount on loan pool participations	1,929	2,450	6,312	7,804
Interest on bank deposits	2	6	9	17
Interest on federal funds sold	2	16	27	67
Interest on investment securities:
Available for sale	936	891	2,918	2,446
Held to maturity	166	260	583	872

Total interest income	9,094	9,292	27,874	28,525

Interest expense:
Interest on deposits:
NOW and Super NOW	34	64	147	210
Savings	299	467	1,030	1,451
Certificates of deposit	2,050	2,363	6,677	7,161
Interest on federal funds purchased	14	2	40	20
Interest on Federal Home Loan Bank advances	975	1,145	2,921	3,763
Interest on notes payable	71	24	191	245
Interest on long-term debt	128	147	393	153

Total interest expense	3,571	4,212	11,399	13,003

Net interest income	5,523	5,080	16,475	15,522
Provision for loan losses	146	245	447	781

Net interest income after provision for loan losses	5,377	4,835	16,028	14,741

Noninterest income:
Service charges	597	564	1,728	1,636
Data processing income	63	56	183	173
Mortgage origination fees	225	125	613	354
Other operating income	170	263	576	679
Gains on sale of available for sale securities	45	—	46	—

Total noninterest income	1,100	1,008	3,146	2,842

Noninterest expense:
Salaries and employee benefits	2,257	1,766	6,823	5,455
Net occupancy	746	585	2,104	1,689
Professional fees	196	199	563	533
Other intangible asset amortization	88	72	256	217
Other operating expense	1,019	836	2,868	2,687

Total noninterest expense	4,306	3,458	12,614	10,581

Income before income tax expense	2,171	2,385	6,560	7,002
Income tax expense	769	843	2,432	2,501

Net income	$1,402	$1,542	$4,128	$4,501

Earnings per common share – basic	$0.37	$0.40	$1.07	$1.16
Earnings per common share – diluted	$0.36	$0.39	$1.04	$1.14
Dividends per common share	$0.16	$0.16	$0.48	$0.48

See accompanying notes to consolidated financial statements.

PART I — Item 1. Financial Statements, Continued

MIDWESTONE FINANCIAL GROUP

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited) (in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income	$1,402	$1,542	$4,128	$4,501
Other comprehensive (loss) income:
Unrealized (losses) gains on securities available for sale:
Unrealized holding (losses) gains arising during the period, net of tax	(657)	723	(60)	981
Less: reclassification adjustment for net gains included in net income, net of tax	(33)	—	(34)	—

Other comprehensive (loss) income, net of tax	(690)	723	(94)	981

Comprehensive income	$712	$2,265	$4,034	$5,482

See accompanying notes to consolidated financial statements.

PART I — Item 1. Financial Statements, Continued

MIDWESTONE FINANCIAL GROUP

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (dollars in thousands)	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net income	$4,128	$4,501
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,355	1,117
Provision for loan losses	447	781
Gain on sale of investment securities	(46)	—
Loss on sale of premises and equipment	—	46
Amortization of investment securities and loans premiums	751	378
Accretion of investment securities and loan discounts	(145)	(158)
Increase in other assets	(513)	(1,387)
Decrease in other liabilities	(971)	(647)

Net cash provided by operating activities	5,006	4,631

Cash flows from investing activities:
Investment securities available for sale:
Proceeds from sales	9,692	—
Proceeds from maturities	5,483	6,751
Purchases	(11,881)	(33,881)
Investment securities held to maturity:
Proceeds from sales	1,079	—
Proceeds from maturities	5,989	5,189
Purchases	(1,755)	(244)
Net (increase) decrease in loans	(12,105)	7,624
Purchases of loan pool participations	(40,113)	(18,410)
Resale of loan pool participations	113	12,586
Principal recovery on loan pool participations	29,517	31,175
Purchases of premises and equipment	(1,631)	(583)
Proceeds from sale of premises and equipment	38	26
Proceeds from acquisition	2,523	—

Net cash (used in) provided by investing activities	(13,051)	10,233

Cash flows from financing activities:
Net (decrease) increase in deposits	(5,888)	10,148
Net increase (decrease) in federal funds purchased	14,750	(10,650)
Federal Home Loan Bank advances	2,700	1,000
Repayment of Federal Home Loan Bank advances	(8,146)	(12,554)
Advances on notes payable	9,100	3,000
Principal payments on notes payable	(3,173)	(9,850)
Advances on long-term debt	—	10,310
Dividends paid	(1,862)	(1,869)
Purchases of treasury stock	(2,014)	(161)
Proceeds from exercise of stock options	199	703

Net cash provided by (used in) financing activities	5,666	(9,923)

Net (decrease) increase in cash and cash equivalents	(2,379)	4,941
Cash and cash equivalents at beginning of period	16,053	15,837

Cash and cash equivalents at end of period	$13,674	$20,778

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$11,760	$10,168

Income taxes	$2,993	$3,109

See accompanying notes to consolidated financial statements.

1.	Basis of Presentation

The accompanying consolidated statements of income and the consolidated statements of comprehensive income for the three months and the nine months ended September 30, 2003 and 2002, the consolidated statements of cash flows for the nine months ended September 30, 2003 and 2002 and the consolidated statements of condition as of December 31, 2002 and September 30, 2003 include the accounts and transactions of MidWestOne Financial Group, Inc. (the “Company”) and its five wholly-owned subsidiaries, MidWestOne Bank & Trust, Central Valley Bank, Pella State Bank, MidWestOne Bank, and MIC Financial, Inc. All material intercompany balances and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2003, and the results of operations for the three months and the nine months ended September 30, 2003 and 2002, and cash flows for the nine months ended September 30, 2003 and 2002.

The results for the three months and the nine months ended September 30, 2003 may not be indicative of results for the year ending December 31, 2003, or for any other period.

2.	Consolidated Statements of Cash Flows

In the consolidated statements of cash flows, cash and cash equivalents include cash and due from banks, interest-bearing deposits in banks, and federal funds sold.

3.	Income Taxes

Federal income tax expense for the three months and the nine months ended September 30, 2003 and 2002 was computed using the consolidated effective federal tax rate. The Company also recognized income tax expense pertaining to state franchise taxes payable individually by the subsidiary banks.

4.	Earnings Per Common Share

Basic earnings per common share computations are based on the weighted average number of shares of common stock actually outstanding during the period. The weighted average number of shares for the three-month periods ended September 30, 2003 and 2002 was 3,828,419 and 3,895,825, respectively. Actual weighted-average shares outstanding for the nine months ended September 30, 2003 and 2002 were 3,871,562 and 3,880,085, respectively. Diluted earnings per share amounts are computed by dividing net income by the weighted average number of shares and all dilutive potential shares outstanding during the period. The computation of diluted earnings per share used a weighted average number of shares outstanding of 3,941,184 and 3,977,102 for the three months ended September 30, 2003 and 2002, respectively. For the nine months ended September 30, 2003 and 2002, the weighted average diluted shares outstanding were 3,974,208 and 3,958,864, respectively.

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123.” This Statement amends FASB No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures of both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002. The Company has not adopted the voluntary change to the fair value based method of accounting for stock-based employee compensation as of September 30, 2003.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 addresses consolidation by business enterprises of variable interest entities that have certain characteristics. It requires a business enterprise that has a controlling interest in a variable interest entity (as defined by FIN 46) to include the assets, liabilities, and results of the activities of the variable interest entity in the consolidated financial statements of the business enterprise. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. For variable interests acquired before February 1, 2003, it applies in the first fiscal year or interim period ending after December 15, 2003. The impact of adopting FIN 46 will not be material as the Company does not presently have any variable interest entities.

In April 2003, the FASB issued SFAS No. 149, “Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends SFAS No. 133 for decisions made (1) as part of the Derivative Implementation Group process that effectively required amendments to SFAS No. 133, (2) in connection with other FASB projects dealing with financial instruments, and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative, in particular, the meaning of “an initial net investment that is smaller than would be required for other types of contracts that would be expected to have similar response to changes in market factors,” the meaning of “underlying” and the characteristics of a derivative that contains financing components. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company adopted SFAS No. 149 as indicated above and such adoption did not have a material effect on its financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that the issuer classify a financial instrument that is within its scope as a liability (or asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. The Company adopted SFAS No. 150 on July 1, 2003 and such adoption did not have a material effect on its financial position or results of operations.

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

On February 1, 2003, the Company effectively completed its acquisition of the Belle Plaine Service Corp. and its wholly-owned subsidiary Citizens Bank & Trust Company of Hudson, Iowa. The acquisition was treated as a purchase transaction in accordance with FASB Statements No. 141 and No. 142. The following table summarizes the assets acquired and liabilities assumed as of February 1, 2003:

Amount
Assets:
Investment Securities	380
Loans (net of allowance)	60,402
Fixed Assets	1,120
Other Assets	11,521
Goodwill	4,179
Total Assets	77,602

Liabilities:
Deposits	62,940
Fed Home Loan Bank Advances	3,956
Notes Payable	2,673
Other Liabilities	934
Total Liabilities	70,503

8.	Merger of Citizens Bank & Trust into Mahaska State Bank

Citizens Bank & Trust was merged into Mahaska State Bank as of the close of business on June 13, 2003. At the time of the merger, Mahaska State Bank adopted the new name of MidWestOne Bank & Trust.

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

Had compensation cost for the Company’s stock incentive plan been determined in accordance with FASB Statement No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	3 Months Ended September 30,		9 Months Ended September 30,
	2003	2002	2003	2002
Net income (dollars in thousands):
As reported	$1,402	1,542	4,128	4,501
Pro forma	$1,357	1,507	3,990	4,397

Earnings per share:
As reported — basic	$.37	$.40	$1.07	$1.16
As reported — diluted	$.36	$.39	$1.04	$1.14
Pro forma — basic	$.35	$.38	$1.03	$1.13
Pro forma — diluted	$.35	$.38	$1.02	$1.13

10.	Reclassifications

Certain reclassifications have been made to prior year consolidated financial statements in order to conform to current year presentation.

PART I — Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

QUARTER ENDED SEPTEMBER 30, 2003

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

The Company recorded net income of $1,402,000 for the quarter ended September 30, 2003, compared with net income of $1,542,000 for the quarter ended September 30, 2002, a decrease of $140,000 or 9 percent. The decrease in net income was primarily due to a narrowing of the net interest margin and higher non-interest expense. Basic earnings per share for the third quarter of 2003 were $.37 versus $.40 for the third quarter of 2002. Diluted earnings per share for the third quarter of 2003 were $.36 and $.39 for the third quarter of 2002. Net income and earnings per share for the third quarter of 2002 have been restated to reflect the adoption of FASB Statement No. 147 on October 1, 2002, which allowed the Company to cease amortization of goodwill retroactive to January 1, 2002. Actual weighted average shares outstanding were 3,828,419 and 3,895,825 for the third quarter of 2003 and 2002, respectively. The Company’s return on average assets for the quarter ended September 30, 2003 was .92 percent compared with a return of 1.14 percent for the quarter ended September 30, 2002. The Company’s return on average equity was 9.83 percent for the three months ended September 30, 2003 versus 11.40 percent for the three months ended September 30, 2002.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income is computed by subtracting total interest expense from total interest income. Fluctuations in net interest income can result from the changes in the volumes of assets and liabilities as well as changes in interest rates. Market interest rates on a national and local level remained relatively constant during the third quarter of 2003. The Company’s net interest income for the quarter ended September 30, 2003 increased $443,000 or 9 percent to $5,523,000 from $5,080,000 for the three months ended September 30, 2002. Total interest income was $198,000 or 2 percent lower in the third quarter of 2003 compared with the same period in 2002 primarily due to reduction in interest rates. The Company’s total interest expense for the third quarter of 2003 decreased $641,000 or 15 percent compared with the same period in 2002 due to the lower interest rate environment. The Company’s net interest margin on a federal tax-equivalent basis for the third quarter of 2003 decreased to 3.92 percent from 4.06 percent in the third quarter of 2002. Net interest margin is a measure of the net return on interest-earning assets and is computed by dividing annualized net interest income by the average of total interest-earning assets for the period. The net interest margin declined as the increase in net interest income was proportionately less than the increase in average earning assets. The Company’s overall yield on earning assets declined to 6.43 percent for the third quarter of 2003 compared with 7.38 percent for the third quarter of 2002. The rate on interest-bearing liabilities decreased in the third quarter of 2003 to 2.79 percent compared to 3.69 percent for the third quarter of 2002.

Interest income and fees on loans increased $390,000 or 7 percent in the third quarter of 2003 compared to the same period in 2002, due to the additional loans acquired with CB&T. Average loans were $62,616,000 or 20 percent higher in the third quarter of 2003 compared with 2002. Lower interest rates in the third quarter of 2003 compared with 2002 somewhat offset the additional loan volume. The average yield on loans decreased to 6.39 percent for the third quarter of 2003, compared to 7.17 percent in the third quarter of 2002. The yield on the Company’s loan portfolio is affected by the amount of nonaccrual loans (which do not earn interest income), the mix of the portfolio (real estate loans generally have a lower overall yield than commercial and agricultural loans), the effects of competition and the interest rate environment on the amounts and volumes of new loan originations, and the mix of variable rate versus fixed rate loans in the Company’s portfolio. The lower interest rates were not beneficial to the Company as variable rate loans tied to prime were adjusted downward and produced less interest income. Renewing fixed-rate loans have been rewritten at lower rates reflecting the market interest rate environment. Additionally, many of the borrowers have refinanced their real estate mortgages outside the Company to take advantage of long-term fixed-rate loans. The Company has typically not retained this type of loan in its portfolio in order to reduce interest rate risk. New loan demand by customers in the market areas served by the Company has become “soft” as general economic conditions have deteriorated and potential borrowers are less willing to increase their debt load.

Interest and discount income on loan pool participations decreased $521,000 or 21 percent in the third quarter of 2003 compared with 2002, as a result of lower volume of loan pool participations. Interest income and discount collected on the loan pool participations for the three months ended September 30, 2003 was $1,929,000 compared with $2,450,000 collected in the third quarter of 2002. The yield on loan pool participations was 8.91 percent for the third quarter of 2003 compared with 10.73 percent for the same period in 2002. The average loan pool participation investment balance was $4,701,000 or 5 percent lower in the third quarter of 2003 than in 2002. Collections, loan sales, and fewer purchases of loan pools in 2002 and year-to-date 2003 all contributed to the reduced volume of pools. These loan pool participations are pools of performing and distressed and nonperforming loans that the Company has purchased at a discount from the aggregate outstanding principal amount of the underlying loans. Income is derived from this investment in the form of interest collected and the repayment of the principal in excess of the purchase cost which is herein referred to as “discount recovery.” The Company recognizes interest income and discount recovery on its loan pool participations on a cash basis. The loan pool participations have traditionally been a high-yield activity for the Company, but this yield has fluctuated from period to period based on the amount of cash collection, discount recovery, and net collection expenses of the servicer in any given period. The income and yield on loan pool participations may vary in future periods due to the volume and discount rate on loan pools purchased.

Interest income on investment securities decreased $49,000 or 4 percent in the quarter ended September 30, 2003, compared with the quarter ended September 30, 2002 due to decreased yield in the portfolio. Interest income on investment securities totaled $1,102,000 for the third quarter of 2003 compared with $1,151,000 in 2002. The average balance of investments in 2003 was $100,941,000, up from $92,493,000 in the third quarter of 2002. Investment volume increased as loan and loan pool volumes declined. The yield on the Company’s investment portfolio in the third quarter of 2003 decreased to 4.55 percent from 5.21 percent in the comparable period of 2003 reflecting new purchases and reinvestment of maturing securities at lower market interest rates. The decline in the overall investment security yield largely offset the additional revenue produced by the increased volume.

Interest expense on deposits was $511,000 less in the third quarter of 2003 compared with 2002 mainly due to the low national and local market interest rate environment. Average interest-bearing deposits for the third quarter of 2003 were $56,169,000 greater compared with the same period in 2002, primarily due to the acquisition of CB&T. The weighted average rate paid on interest-bearing deposits was 2.28 percent in the third quarter of 2003 compared with 3.20 percent in the third quarter of 2002. The full benefit of lower market deposit rates may not be realized if the competitive environment forces the Company to pay above-market rates to attract or retain deposits in future periods.

Interest expense on borrowed funds was $130,000 less in the third quarter of 2003 compared with 2002, primarily due to the lower interest rate environment and the reduction in Federal Home Loan Bank advances. Interest expense on Federal Home Loan Bank advances was $170,000 lower in the third quarter of 2003 reflecting the Company’s paydown of advances. Interest expense on notes payable increased $47,000 in the third quarter of 2003 compared with 2002 reflecting higher average borrowings on the Company’s commercial bank line of credit. The Company’s notes payable line is variable with the national prime rate and any changes in this rate will affect the amount of interest expense incurred in future periods. Interest expense on the trust preferred borrowings totaled $128,000 for the current year quarter compared to $147,000 for the same period in 2002.

Provision for Loan Losses

The Company recorded a provision for loan losses of $146,000 in the third quarter of 2003 compared with $245,000 in the third quarter of 2002. Management determines an appropriate provision based on its evaluation of the adequacy of the allowance for loan losses in relationship to a continuing review of problem loans, the current economic conditions, actual loss experience and industry trends. Management believes that the allowance for loan losses is adequate based on the inherent risk in the portfolio as of September 30, 2003; however, growth in the loan portfolio and the uncertainty of the general economy require that management continue to evaluate the adequacy of the allowance for loan losses and make additional provisions in future periods as deemed necessary.

Other Income

Other income results from the charges and fees collected by the Company from its customers for various services performed, data processing income received from nonaffiliated banks, miscellaneous other income and gains (or losses) from the sale of investment securities held in the available for sale category. Total other income was $92,000 or 9 percent greater in the third quarter of 2003 compared with 2002. Most of the increase was due to higher origination fees for loans sold on the secondary market.

Other Expense

Total other noninterest expense for the quarter ended September 30, 2003 was $848,000 or 24 percent greater compared to noninterest expense for the third quarter of 2002. Other expense includes all the costs incurred to operate the Company except for interest expense, the loan loss provision and income taxes. Salaries and benefits expense for the third quarter of 2003 was $491,000 or 28 percent greater compared with 2002 as a result of increased salary levels and health insurance costs, plus the costs related to additional employees of the acquired institution. Occupancy expense increased by $161,000 in the third quarter of 2003 compared with the three months ended September 30, 2002 due to the acquired institution and due to higher maintenance costs of data processing equipment.

Income Tax Expense

The Company incurred income tax expense of $769,000 for the three months ended September 30, 2003 compared with $843,000 for the three months ended September 30, 2002. The effective income tax rate as a percent of income before taxes for the three months ended September 30, 2003 and 2002 was 35.4 percent and 35.3 percent, respectively.

NINE MONTHS ENDED SEPTEMBER 30, 2003

The Company recorded net income of $4,128,000 for the nine months ended September 30, 2003, compared with net income of $4,501,000 for the nine months ended September 30, 2002, a decrease of $373,000 or 8 percent. The decrease in net income was primarily due to a narrowing of the net interest margin and higher non-interest expense. Basic earnings per share for the first nine months of 2003 were $1.07 versus $1.16 for the year-to-date period of 2002. Diluted earnings per share for the nine months ended September 30, 2003 and 2002 were $1.04 and $1.14, respectively. Net income and earnings per share for the first nine months of 2002 have been restated to reflect the adoption of FASB Statement No. 147 on October 1, 2002, which allowed the Company to cease amortization of goodwill retroactive to January 1, 2002. Actual weighted average shares outstanding were 3,871,562 and 3,880,085 for the nine months ended September 30, 2003 and 2002, respectively. The Company’s return on average assets for the nine months ended September 30, 2003 was .92 percent compared with a return of 1.11 percent for the nine months ended September 30, 2002. The Company’s return on average equity was 9.79 percent for the nine months ended September 30, 2003 versus 11.51 percent for the nine months ended September 30, 2002.

RESULTS OF OPERATIONS

Net Interest Income

The Company’s net interest income for the nine months ended September 30, 2003 increased $953,000 or 6 percent to $16,475,000 from $15,522,000 for the nine months ended September 30, 2002. Total interest income was $651,000 or 2 percent lower in the first nine months of 2003 compared with the same period in 2002 primarily due to reduction in interest rates. The Company’s total interest expense for the nine months ended September 30, 2003 decreased $1,604,000 or 12 percent compared with the same period in 2002 due to the lower interest rate environment. The Company’s net interest margin on a federal tax-equivalent basis for the first nine months of 2003 decreased to 3.99 percent from 4.15 percent in the first nine months of 2002. The net interest margin declined as the increase in net interest income was proportionately less than the increase in average earning assets. The Company’s overall yield on earning assets declined to 6.71 percent for the first nine months of 2003 compared with 7.58 percent for the first nine months of 2002. The rate on interest-bearing liabilities decreased in the nine months ended September 30, 2003 to 3.02 percent compared to 3.79 percent for the nine months ended September 30, 2002.

Interest income and fees on loans increased $706,000 or 4 percent in the nine months ended September 30, 2003 compared to the same period in 2002, due to the additional loans acquired with CB&T. Average loans were $48,941,000 or 16 percent higher in the first nine months of 2003 compared with the first nine months of 2002. Lower interest rates in 2003 compared with 2002 somewhat offset the additional loan volume. The average yield on loans decreased to 6.63 percent for the first nine months of 2003, compared to 7.36 percent in the first nine months of 2002. The yield on the Company’s loan portfolio is affected by the amount of nonaccrual loans (which do not earn interest income), the mix of the portfolio (real estate loans generally have a lower overall yield than commercial and agricultural loans), the effects of competition and the interest rate environment on the amounts and volumes of new loan originations, and the mix of variable rate versus fixed rate loans in the Company’s portfolio. The lower market interest rates were not beneficial to the Company as variable rate loans tied to prime were adjusted downward and produced less interest income. Renewing fixed-rate loans have been rewritten at lower rates reflecting the market interest rate environment. Additionally, many of the borrowers have refinanced their real estate mortgages outside the Company to take advantage of long-term fixed-rate loans.

Interest and discount income on loan pool participations was $1,492,000 or 19 percent lower in the first nine months of 2003 compared with 2002, as a result of lower volume of loan pool participations. Interest income and discount collected on the loan pool participations for the nine months ended September 30, 2003 was $6,312,000 compared with $7,804,000 collected in the first nine months of 2002. The yield on loan pool participations was 9.92 percent for the first nine months of 2003 compared with 10.62 percent for the same period in 2002. The average loan pool participation investment balance was $13,152,000 or 13 percent lower in the first nine months of 2003 compared with the same period of 2002. Collections, loan sales, and fewer purchases of loan pools in 2002 and year-to date 2003 all contributed to the reduced volume of pools. The income and yield on loan pool participations may vary in future periods due to the volume and discount rate on loan pools purchased.

Interest income on investment securities increased $183,000 or 6 percent in the nine months ended September 30, 2003, compared with the nine months ended September 30, 2002 primarily due to increased volume in the portfolio. Interest income on investment securities totaled $3,501,000 for the first nine months of 2003 compared with $3,318,000 in the first nine months of 2002. The average balance of investments for the first nine months of 2003 was $105,344,000, up from $85,647,000 in the first nine months of 2002. Investment volume increased as loan and loan pool volumes declined. The yield on the Company’s investment portfolio for the first nine months of 2003 decreased to 4.68 percent from 5.51 percent in the comparable period of 2003 reflecting new purchases and reinvestment of maturing securities at lower market interest rates. The decline in the overall investment security yield offset some of the additional revenue produced by the increased volume.

Interest expense on deposits was $968,000 less in the first nine months of 2003 compared with 2002 mainly due to the low national and local market interest rate environment. Average interest-bearing deposits for the first nine months of 2003 were $56,049,000 greater compared with the same period in 2002, primarily due to the acquisition of CB&T. The weighted average rate paid on interest-bearing deposits was 2.54 percent in the first nine months of 2003 compared with 3.29 percent in the first nine months of 2002. The full benefit of lower market deposit rates may not be realized if the competitive environment forces the Company to pay above-market rates to attract or retain deposits in future periods.

Interest expense on borrowed funds was $636,000 less in the first nine months of 2003 compared with 2002, primarily due to the lower interest rate environment and the reduction in Federal Home Loan Bank advances. Interest expense on Federal Home Loan Bank advances was $842,000 lower in the first nine months of 2003 reflecting the Company’s paydown of advances. Interest expense on notes payable decreased $54,000 in the first nine months of 2003 compared with 2002 reflecting lower average borrowings on the Company’s commercial bank line of credit. Interest expense on the trust preferred borrowings totaled $393,000 for the current year-to-date. This liability was not incurred until June 27, 2002, so the expense for the first nine months of 2002 was only $153,000.

Provision for Loan Losses

The Company recorded a provision for loan losses of $447,000 in the nine months ended September 30, 2003 compared with $781,000 in the first nine months of 2002. Management determines an appropriate provision based on its evaluation of the adequacy of the allowance for loan losses in relationship to a continuing review of problem loans, the current economic conditions, actual loss experience and industry trends.

Other Income

Total other income was $304,000 or 11 percent greater in the first nine months of 2003 compared with 2002. Most of the increase was due to higher origination fees for loans sold on the secondary market.

Other Expense

Total other noninterest expense for the nine months ended September 30, 2003 was $2,033,000 or 19 percent greater compared to noninterest expense for the first nine months of 2002. Salaries and benefits expense for the first nine months of 2003 was $1,368,000 or 25 percent greater compared with 2002 as a result of additional employees, increased salary levels and greater health insurance costs. For the first nine months of 2003, the Company had an average of 190 full-time equivalent employees. This compares with 165 average full-time equivalent employees for the first nine months of 2002. Average deposits per full-time equivalent employee remained fairly constant between the two periods with $2,353,000 per employee in 2003 and $2,319,000 in 2002. Occupancy expense increased by $415,000 in the first nine months of 2003 compared with the nine months ended September 30, 2002 due to the acquired institution and due to higher maintenance costs of data processing and check-handling equipment.

Income Tax Expense

The Company incurred income tax expense of $2,432,000 for the nine months ended September 30, 2003 compared with $2,501,000 for the nine months ended September 30, 2002. The effective income tax rate as a percent of income before taxes for the nine months ended September 30, 2003 and 2002 was 37.1 percent and 35.7 percent, respectively.

FINANCIAL CONDITION

Total assets as of September 30, 2003 were $617,100,000 compared with $537,782,000 as of December 31, 2002, an increase of $79,318,000 or 15 percent. Much of this increase is attributable to the acquisition of BPSC and CB&T. As of September 30, 2003, the Company had $650,000 federal funds sold and $16,250,000 federal funds purchased compared with $1,950,000 sold and $1,500,000 purchased as of December 31, 2002. The Company’s liquidity needs are usually highest in the second and third quarters of each year due to seasonal loan demand and minimal deposit growth in the first nine months of the year. Federal funds are purchased on a short-term basis to meet this liquidity need.

Investment Securities

Investment securities available for sale totaled $87,535,000 as of September 30, 2003. This is an decrease of $3,658,000 from December 31, 2002. Investment securities classified as held to maturity declined to $11,419,000 as of September 30, 2003, compared with $16,671,000 on December 31, 2002.

Loans

Total loans were $378,969,000 as of September 30, 2003, compared with $306,024,000 as of December 31, 2002, an increase of $72,945,000. The acquisition of CB&T added a significant amount of loans to the Company’s total. Some loan growth was noted in the third quarter of 2003. As of September 30, 2003, the Company’s loan to deposit ratio was 83.7 percent compared with a year-end 2002 loan to deposit ratio of 77.4 percent. The increase in the loan to deposit ratio is attributable to the greater loan to deposit ratio of CB&T. As of September 30, 2003, loans secured by real estate (including 1 to 4 family, multi-family, commercial and agricultural) comprised the largest category in the portfolio at approximately 66 percent of total loans. Agricultural loans were the next largest category at 16 percent. Commercial loans were approximately 15 percent of the total loan portfolio and loans to individuals constituted approximately 3 percent.

Loan Pool Participations

As of September 30, 2003, the Company had loan pool participations of $92,824,000, an increase of $10,483,000 or 13 percent from the December 31, 2002 balance of $82,341,000. The increase in the loan pool participations is the result of purchases of loan pools during the first nine months of 2003 of $40,113,000, which was largely offset by collections during the period. Purchases during the third quarter of 2003 totaled $17,677,000. The loan pool investment balance shown as an asset on the Company’s Statement of Condition represents the discounted purchase cost of the loan pool participations. The average loan pool participation balance of $85,092,000 for the first nine months of 2003 was $13,152,000 or 13 percent lower than the average balance of $98,244,000 for the first nine months of 2002. Collections in excess of new purchases throughout 2002 resulted in the lower average balance.

Goodwill and Other Intangible Assets

Goodwill increased to $12,976,000 as of September 30, 2003 from $9,351,000 as of December 31, 2002, reflecting the excess of the purchase price over the fair value of the assets acquired less liabilities assumed of BPSC and its subsidiary CB&T. Total goodwill from the transaction was $3,625,000. Other intangible assets consist of core deposit intangibles. A valuation study was performed by an independent entity to determine the estimated value and useful life of the core deposit intangible related to the acquisition of BPSC. The estimated value was determined to be $554,000 and the estimated life was 10 years. The estimated value of the core deposit intangible will be amortized utilizing an accelerated method over the estimated life of the deposit base. The Company has additional core deposit intangibles from previous acquisitions that it is currently amortizing in a similar manner.

Deposits

Total deposits as of September 30, 2003 were $452,598,000 compared with $395,546,000 as of December 31, 2002, an increase of $57,052,000. Most of the increase was attributable to the acquisition of CB&T. Certificates of deposit remain the largest category of deposits at September 30, 2003 representing approximately 52 percent of total deposits.

Borrowed Funds/Notes Payable

The Company had $16,250,000 in Federal Funds purchased on September 30, 2003. There was $1,500,000 in Federal Funds purchased on December 31, 2002. During the first nine months of 2003, the Company had an average balance of Federal Funds purchased of $3,901,000. Advances from the Federal Home Loan Bank totaled $67,947,000 as of September 30, 2003 compared with $69,293,000 as of December 31, 2002. Notes payable increased to $8,600,000 on September 30, 2003 to fund the acquisition of BPSC. The Company had no borrowings on its notes payable line as of December 31, 2002. Long-term debt was $10,310,000 as of September 30, 2003 and December 31, 2002.

Nonperforming Assets

The Company’s nonperforming assets totaled $4,090,000 (1.08 percent of total loans) as of September 30, 2003, compared to $2,778,000 (.91 percent of total loans) as of December 31, 2002. All nonperforming asset totals and related ratios exclude the loan pool participations. The following table presents the categories of nonperforming assets as of September 30, 2003 compared with December 31, 2002:

Nonperforming Assets

(dollars in thousands)

	September 30, 2003	December 31, 2002
Nonaccrual	$1,575	$1,038
Loans 90 days past due	1,757	1,401
Troubled debt restructurings	571	206
Other real estate owned	187	133

	$4,090	$2,778

From December 31, 2002 to September 30, 2003, the Company’s nonaccrual loans increased $537,000. Loans ninety days past due increased $356,000. Troubled debt restructurings increased $365,000 and other real estate owned increased by $54,000. The Company’s allowance for loan losses as of September 30, 2003 was $4,860,000, which was 1.28 percent of total loans as of that date. This compares with an allowance for loan losses of $3,967,000 as of December 31, 2002, which was 1.30 percent of total loans. The allowance for loan losses increased $893,000 during the first nine months of 2003, with a large portion of the increase attributable to the acquired CB&T. As of September 30, 2003, the allowance for loan losses was 118.83 percent of nonperforming assets compared with 142.77 percent as of December 31, 2002. Based on the inherent risk in the loan portfolio, management believes that as of September 30, 2003, the allowance for loan losses is adequate. For the three months ended September 30, 2003, the Company’s net loan charge-offs were $6,000 compared with net charge-offs of $130,000 during the quarter ended September 30, 2002. Net charge-offs for the nine months ended September 30, 2003 totaled $161,000 compared with $198,000 for the first nine months of 2002.

Capital Resources

Total shareholders’ equity was 9.1 percent of total assets as of September 30, 2003 and 10.4 percent as of December 31, 2002. The decrease in shareholders’ equity to assets was due to the acquisition, which was completed with cash. No additional shares were issued as part of the transaction. The Company’s Tier 1 Capital Ratio was 11.0 percent of risk-weighted assets as of September 30, 2003 and was 14.7 percent as of December 31, 2002, compared to a 4.0 percent regulatory requirement. Risk-based capital guidelines require the classification of assets and some off-balance-sheet items in terms of credit-risk exposure and the measuring of capital as a percentage of the risk-adjusted asset totals. Tier 1 Capital is the Company’s total common shareholders’ equity plus the trust preferred security reduced by goodwill. Management believes that, as of September 30, 2003, the Company and its subsidiary banks meet all capital adequacy requirements to which they are subject. As of that date, all the bank subsidiaries were “well capitalized” under regulatory prompt corrective action provisions. During the third quarter of 2003, the Company repurchased 10,000 shares of common stock on the open market in accordance with the terms of its previously approved stock repurchase authorization. On February 20, 2003, the board of directors authorized the extension of the Company’s stock repurchase program of up to five percent of the outstanding shares through December 31, 2003. Based on the total shares outstanding as of the date the repurchase was originally authorized, a total of 196,525 shares could be repurchased. During the first nine months of 2003, the Company has repurchased 123,300 shares. The total shares repurchased under the repurchase plan have been 143,300 shares. A total of 6,463 shares were issued during the third quarter for options exercised under previously awarded grants. Year-to-date through September 30, 2003, a total of 17,404 shares have been issued for options exercised. Cash dividends of $.16 per share were paid to shareholders on March 17, 2003, June 16, 2003 and September 15, 2003.

Liquidity

Liquidity management involves meeting the cash flow requirements of depositors and borrowers. The Company conducts liquidity management on both a daily and long-term basis; and it adjusts its investments in liquid assets based on expected loan demand, projected loan maturities and payments, estimated cash flows from the loan pool participations, expected deposit flows, yields available on interest-bearing deposits, and the objectives of its asset/liability management program. The Company had liquid assets (cash and cash equivalents) of $13,674,000 as of September 30, 2003, compared with $16,053,000 as of December 31, 2002. Investment securities classified as available for sale could be sold to meet liquidity needs if necessary. Additionally, the bank subsidiaries maintain lines of credit with correspondent banks and the Federal Home Loan Bank that would allow them to borrow federal funds on a short-term basis if necessary. The Company also maintains a line of credit with a major commercial bank that provides liquidity for the purchase of loan pool participations and other corporate needs. Management believes that the Company has sufficient liquidity as of September 30, 2003 to meet the needs of borrowers and depositors.

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

The allowance for loan losses is based on management’s opinion. Management believes the allowance for loan losses is adequate to absorb losses in the existing portfolio. In evaluating the portfolio, management takes into consideration numerous factors, including current economic conditions, prior loan loss experience, the composition of the loan portfolio, and management’s estimate of probable credit losses. The allowance for loan loss is established through a provision for loss based on management’s evaluation of the risk inherent in the loan portfolio, the composition of the portfolio, specific impaired loans, and current economic conditions. Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loss experience, and other factors that warrant recognition in providing for an adequate allowance for loan loss.

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

Part I — Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Market risk is the risk of earnings volatility that results from adverse changes in interest rates and market prices. The Company’s market risk is primarily comprised of interest rate risk arising from its core banking activities of lending and deposit taking. Interest rate risk is the risk that changes in market interest rates may adversely affect the Company’s net interest income. Management continually develops and applies strategies to mitigate this risk. The Company has not experienced any material changes to its market risk position since December 31, 2002, from that disclosed in the Company’s 2002 Form 10-K Annual Report. Management does not believe that the Company’s primary market risk exposures and how those exposures were managed in the first nine months of 2003 changed when compared to 2002.

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

Part I — Item 4. Controls and Procedures.

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

Part II — Item 4. Submission of Matters to a vote of Security Holders.

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

Proposal I — Election of Directors:

Three directors were to be elected to serve for the specified term or until their successors shall have been elected and qualified. At the shareholders’ meeting, the individuals received the number of votes set opposite their names:

	FOR	VOTE WITHHELD
Three-year term (2006):
William D. Hassell	3,404,778	41,296
Michael R. Welter	3,413,360	32,714
Edward C. Whitham	3,406,939	39,135

Proposal II — Change name of company to MidWestOne Financial Group, Inc.:

A vote was taken to approve an amendment to the Articles of Incorporation to change the name of Mahaska Investment Company to MidWestOne Financial Group, Inc. The results of the vote were as follows:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
3,162,850	192,491	90,733	0

Proposal III — Ratification of Auditors’ Appointment:

A vote was also taken on the ratification of the appointment of KPMG LLP as independent auditors of the Company for the fiscal year ending December 31, 2003. The results of the vote were as follows:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
3,355,582	6,765	83,727	0

Part II — Item 6. Exhibits and Reports on Form 8-K.

(a) The following exhibits and financial statement schedules are filed as part of this report:

Exhibits
3.1	Articles of Incorporation, as amended through April 30, 1998, of Mahaska Investment Company. The Articles of Incorporation, as amended, of Mahaska Investment Company are incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 1998.

3.1.1	Amendment to the Articles of Incorporation of Mahaska Investment Company changing the name of the corporation to MidWestOne Financial Group, Inc. This amendment is incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2003.

3.2	Bylaws of Mahaska Investment Company. The Amended and Restated Bylaws of Mahaska Investment Company dated July 23, 1998, are incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 1998.

10.1	Mahaska Investment Company Employee Stock Ownership Plan & Trust as restated and amended. This Plan & Trust is incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994.

10.2.1	1993 Stock Incentive Plan. This 1993 Stock Incentive Plan is incorporated by reference to Form S-1 Registration Number 33-81922 of Mahaska Investment Company.

10.2.2	1996 Stock Incentive Plan. This 1996 Stock Incentive Plan is incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996.

10.2.3	1998 Stock Incentive Plan. This 1998 Stock Incentive Plan is incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.

10.3	States Resources Corp. Loan Participation and Servicing Agreement dated February 5, 1999 between States Resources Corp. and Mahaska Investment Company. This agreement is incorporated herein by reference to the Form 10-K report filed by Mahaska Investment Company for the Year ended December 31, 1999.

10.5	Amended and Restated Credit Agreement dated June 30, 2000 between Mahaska Investment Company and Harris Trust and Savings Bank. This Amended and Restated Credit Agreement is incorporated herein by reference to the Form 10-Q report filed by Mahaska Investment Company for the Quarter ended September 30, 2000.

10.5.1	Second Amendment to Amended and Restated Credit agreement dated October 15, 2002 between Mahaska Investment Company and Harris Trust and Savings Bank. This amendment is incorporated herein by reference to the Form 10-K report filed by Mahaska Investment Company for the Year ended December 31, 2002.

10.6	Stock Purchase Agreement By and Between Mahaska Investment Company and Belle Plaine Service Corp. dated October 4, 2002. This agreement is incorporated herein by reference to the Form 10-K report filed by Mahaska Investment Company for the Year ended December 31, 2002.

11	Computation of Per Share Earnings.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934 and 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

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

November 7, 2003 Dated

By:	/s/ David A. Meinert
David A. Meinert Executive Vice President and Chief Financial Officer (Principal Accounting Officer)

November 7, 2003 Dated