Form 10-K
period 2003-12-31
MIDWESTONE FINANCIAL GROUP INC
filed 2004-03-30
CIK 741390

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	Commission file number 0-24630
December 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

MIDWESTONE FINANCIAL GROUP, INC.

(State of Incorporation)	(I.R.S. Employer Identification No.)
Iowa	42-1003699

222 First Avenue East Oskaloosa, Iowa 52577

Registrant’s telephone number: 641-673-8448

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $5 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒.    No  ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐.    No  ☒.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2003, was $54,489,258.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most recent practicable date, March 19, 2004.

3,815,034 shares Common Stock, $5 par value

DOCUMENTS INCORPORATED BY REFERENCE

The Annual Report to Shareholders for the 2003 fiscal year is incorporated by reference into Part II hereof to the extent indicated in such Part.

The definitive proxy statement of MidWestOne Financial Group, Inc. for the 2004 annual meeting of shareholders is incorporated by reference into Part II and Part III hereof to the extent indicated in such Parts.

PART I

PART I

Item 1.    Business

A.  General Description

MidWestOne Financial Group, Inc. (the “Company”) is a bank holding company headquartered in Oskaloosa, Mahaska County, Iowa. The Company was incorporated in Iowa in 1973 and is a bank holding company registered under the Bank Holding Company Act of 1956 and formerly a savings and loan holding company under the Savings and Loan Holding Company Act. The Company owns 100% of the stock of four bank subsidiaries (collectively referred to as the “Banks”). These four banks are MidWestOne Bank & Trust (“MBT”), Central Valley Bank (“CVB”), Pella State Bank (“PSB”) and MidWestOne Bank (“MWB”). The Company also owns 100% of the stock of a commercial finance company MIC Financial, Inc. (“MIC Financial”). On February 1, 2003, the Company acquired all the outstanding shares of Belle Plaine Service Corp. (“BPSC”) in a 100 percent cash transaction. BPSC was the parent company of Citizens Bank & Trust of Hudson, Iowa (“CB&T”) with locations in Hudson, Belle Plaine and Waterloo, Iowa. CB&T was merged into MBT on June 14, 2003 and BPSC was dissolved.

During the Company’s annual meeting of shareholders held on April 30, 2003, the shareholders approved a proposal to change the Mahaska Investment Company name to MidWestOne Financial Group, Inc. The new name better describes the Company’s focus and enhances the opportunity for local and regional growth. In June 2003, CB&T was merged into Mahaska State Bank, with the resulting bank adopting the new name of MidWestOne Bank & Trust. Additionally, Midwest Federal Savings and Loan Association of Eastern Iowa changed its name to MidWestOne Bank, thereby strengthening the overall corporate identity.

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

Since 1988, the Company, either directly or through the Banks, has invested in loan pool participations that have been purchased by certain non-affiliated independent service corporations (collectively, the “Servicer”) from the Federal Deposit Insurance Corporation (“FDIC”) or from other sources. These loan pool investments generally consist of performing, nonperforming, or distressed loans, that have been sold at prices reflecting varying discounts from the aggregate outstanding principal amount of the underlying loans depending on the credit quality of the portfolio. The Servicer collects these loans from the borrowers.

The Company provides services to the Banks including management assistance, auditing services, human resources administration, marketing assistance and coordination, assistance with respect to accounting and operating systems and procedures, loan review, check processing and data processing. Charges for these services are based on the nature and extent of these services. The Company also provides data processing services to two non-affiliated banks.

B.  Subsidiaries

MidWestOne Bank & Trust—MBT is a full-service, commercial bank that was chartered as an Iowa state bank in 1931. MBT operates in south central and eastern Iowa and serves all of Mahaska county from its main bank and branch office in Oskaloosa, serves portions of Keokuk and Iowa counties from its branch office in North English, serves Black Hawk county from its branch offices in Hudson and Waterloo, and serves Benton county from its branch office in Belle Plaine. MBT also maintains a drive-up automated teller machine located in Oskaloosa. MBT provides a wide array of retail and commercial banking services, including demand, savings and time deposits, loans, and trust services. MBT also provides full-service brokerage services to its customers through an affiliation with an independent broker.

Central Valley Bank—CVB is a full-service, de novo institution chartered by the Company in June 1994 as a federally chartered savings association. On January 1, 2004, CVB converted to an Iowa state chartered commercial bank. CVB operates in south central Iowa from its main office in Ottumwa, which serves Wapello County, and from its two branches located in Fairfield and one branch in Sigourney, which serve Jefferson and Keokuk counties, respectively. CVB provides retail deposit services including demand, savings, and time deposit products and offers commercial, agricultural, real estate, and consumer loans. CVB also provides crop insurance products and investment brokerage services to its customers.

Pella State Bank—PSB is a full-service, Iowa state chartered commercial bank that the Company formed as a de novo institution in December 1997. PSB mainly serves the community of Pella, Iowa and the surrounding area located in Marion County. The bank relocated its main office to a leased facility in downtown Pella early in 2001 and maintains a branch office on the south side of the community that the Company purchased and renovated in 1997. The Bank provides full retail and commercial banking services to its customers. The Bank also provides full-service brokerage services to its customers through an affiliation with an independent broker.

MidWestOne Bank—MWB is a full-service bank that was acquired by the Company on September 30, 1999 as a federally chartered savings bank. On January 1, 2004, MWB converted to a commercial bank chartered by the state of Iowa. MWB is headquartered in Burlington, located in the southeast part of Iowa. MWB serves the Des Moines county market through its main office and a branch in Burlington. MWB also serves the Lee County market through a branch in Fort Madison and the Louisa County area through a branch in Wapello. MWB is a community-oriented financial institution that offers a variety of financial services to meet the needs of the communities it serves. MWB is primarily engaged in attracting retail deposits from the general public by offering checking accounts, savings accounts, and certificates of deposit. MWB offers residential real estate and construction loans, small-business commercial loans, consumer and other loans in its market area. MWB also sells tax-deferred annuities and other financial products.

MIC Financial, Inc.—MIC Financial is an Iowa corporation that was formed by the Company in 1974 under the name of MIC Leasing Co. The company operated under the name of On-Site Commercial Services until June 1997 when the name was officially changed to On-Site Credit Services, Inc. Effective March 21, 2000, the name was changed to MIC Financial, Inc. In April 1999, the Company’s Board of Directors determined that it would discontinue the activities of MIC Financial and subsequently sold, collected, or charged-off a substantial portion of the entities’ assets. Management continues to evaluate the options and/or alternatives related to the remaining assets of the company. MIC Financial originated and serviced machinery and equipment leases to small businesses and farmers and also provided accounts receivable financing and factoring services to small businesses mainly in the state of Iowa.

C.  Loan Pool Participations

The Company, directly and through the Banks, has participation interests in pools of loans purchased at varying discounts from the aggregate outstanding principal amount of the underlying loans. The Company has been purchasing participation interests in discounted loans since 1988. These pools of loans are currently held and serviced by a separate independent servicing corporation (referred to as the “Servicer”) known as States Resources Corporation. The Company does not have any ownership interest in or control over States Resources Corporation. States Resources Corporation was founded in 1998 and is owned by Randal Vardaman. Prior to the formation of States Resources Corporation, Mr. Vardaman owned various other independent loan servicing corporations. The Company has maintained a business relationship with Mr. Vardaman and the various predecessor corporations owned by him since 1988. Mr. Vardaman has been engaged in credit analysis and loan portfolio management in various positions since 1970.

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

In considering an investment in a loan pool, the Servicer will evaluate loans owned and being offered and make recommendations to the Company and other prospective investors concerning the creditworthiness of the proposed loan pool purchase. The Servicer performs a comprehensive analysis of the loan pool in an attempt to ensure proper valuation and adequate safeguards in the event of default. The bid price on the loan pools will be reflective of the results of the Servicer’s pre-acquisition review of the loan files. In many cases the loan files may not be current and substantial uncertainties may exist regarding the collectibility of the various loans in the pool. Management believes that in many instances the non-current loans can be brought current once the Servicer has an opportunity to contact the debtor. The Company makes its own decisions as to whether or not to participate in a particular loan pool that has been recommended by the Servicer, based on the Company’s experience with the various categories and qualities of loans.

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

Upon the acquisition of a participation interest in a loan pool, the Company assumes the risk that the Servicer will be unable to recover an amount equal to the purchase price plus the carrying costs, if any, collection costs and expected profits on such accounts. The extent of such risk is dependent on a number of factors, including the Servicer’s ability to locate the debtors, the debtors’ financial condition, the possibility that a debtor may file for protection under applicable bankruptcy laws, the Servicer’s ability to locate the collateral, if any, for the loan and to obtain possession of such collateral, the value of such collateral, and the length of time it takes to realize the ultimate recovery either through collection procedures or through a resale of the loans following a restructure.

A cost “basis” is assigned to each individual loan acquired on a cents per dollar (discounted price) based on the Servicer’s assessment of the recovery potential of each such loan. This methodology assigns a higher basis to performing loans with greater potential collectibility and a lower basis to those loans identified as having little or no potential for collection.

Loan pool participations are shown on the Company’s balance sheet as a separate asset category. The original carrying value of loan pool participations represents the discounted price paid by the Company to acquire its participation interests in various loan pools purchased by the Servicer. The Company’s investment balance is reduced as the Servicer collects principal payments on the loans and remits the proportionate share of such payments to the Company.

The investment in loan pools is accounted for on a nonaccrual (or cash) basis in one of three methods, depending on the circumstances. First, if a borrower makes regular payments on a loan, the payment received is first applied to interest income in the amount of interest due at the contract rate. Further payments are applied to principal in a ratio reflecting the proportion of cost basis to loan principal amount. Payments in excess of interest and this ratio are recorded as discount income. Discount income earned over the life of a loan represents loan principal collected in excess of the price originally paid to acquire the loan from the FDIC or any other sellers, which price constitutes the cost “basis” of the loan.

Secondly, if the borrower fails to make regular payments, the Servicer evaluates the collateral supporting the loan. If the Servicer determines that the loan is well secured, then payments are applied as previously described. If the Servicer determines that the collateral is deficient, payments are applied to the principal balance of the loan with no recognition of interest due. The cost recovery method governs the application of payments received to the outstanding principal balance. Under this method, any amount received is initially applied to the cost “basis” of the loan and any additional amounts received are recognized as discount income.

Third, where the Servicer negotiates a settlement of a loan for a lump sum, the payment is first applied to principal to the extent of the assigned cost “basis” with the excess treated as discount income up to the original principal value of the loan, and any remainder is treated as interest income on loan pool participations. In each case, where changed circumstances or new information lead the Servicer to believe that collection of the note or recovery of the basis through collateral would be less than originally determined, the cost basis assigned to the loan is written down or written off through a charge against discount income.

Collection expenses incurred by the Servicer are netted against discount income. These costs include salary and benefits paid by the Servicer to its employees, legal fees, costs to maintain and insure real estate owned, and other operating expenses. Discount income is added to interest income and reflected as one amount on the Company’s consolidated statement of income. Profit (or loss) from collection activities is determined on a monthly basis for each servicing corporation from which loan pool participation interests have been purchased.

The Company does not recognize as income any accrued interest receivable on the loan pools. Interest income is only recognized when collected and actually remitted to the Company by the Servicer. Many of the pools that have been purchased by the Servicer do not include purchased interest in the cost basis; thus, interest collected does not have a cost basis and represents profit. Interest income collected by the Servicer is reflected in the Company’s consolidated financial statements as interest income included as part of interest income and discount on loan pool participations.

The Servicer provides the Company with monthly reports detailing collections of principal and interest, face value of loans collected and those written off, actual operating expenses incurred, remaining asset balances (both in terms of cost basis and principal amount of loans), a comparison of actual collections and expenses with target collections and budgeted expenses, and summaries of remaining collection targets. The Servicer also provides aging reports and “watch lists” for the loan pools purchased by States Resources. Monthly meetings are held between the Company and representatives of the Servicer to review collection efforts and results, to discuss future plans of action, and to discuss potential opportunities. Additionally, the Company’s and the Servicer’s personnel communicate via telephone, fax, and electronic mail on a regular basis to discuss various issues regarding the loan pools. Company management personnel visit the Servicer’s operation in Omaha, Nebraska on a regular basis; and the Company’s loan review officer and its internal auditor perform asset reviews and audit procedures on a regular basis.

Beginning in 1998, all purchases of loan pools were made by the servicing organization called States Resources Corporation. This corporation was created to enable the Company and the Servicer to invest in higher-quality performing assets and still provide both parties with an acceptable return. Under the terms of the States Resources agreement, the Servicer receives a servicing fee based on one percent of the gross monthly collections of principal and interest, net of collection costs. Additionally, the Servicer receives a tiered percentage share of the recovery profit in excess of the investors’ required return on investment on each individual loan pool. In the event that the return on a particular pool does not exceed the required return on investment, the Servicer does not receive a percentage share.

The Company’s overall cost basis in its loan pool participations represents a discount from the aggregate outstanding principal amount of the loans underlying the pools. For example, as of December 31, 2003 and 2002, such cost basis was $89,059,000 and $82,341,000, respectively, while the contractual outstanding principal amounts of the underlying loans as of such dates were approximately $116,257,000 and $105,823,000, respectively. Because this discounted cost basis inherently reflects the assessed collectibility of the underlying loans and thus creates a built-in reserve against the risk of nonpayment in the loan pools, the Company has not established an allowance for loan losses relating to the loan pool participations. The Company does not include any amounts related to the loan pool participations in its totals of nonperforming loans. As part of the on-going collection process, the Servicer may, from time-to-time, foreclose on real estate mortgages and acquire title to property in satisfaction of such debts. This real estate may be held by the servicer as “real estate owned” for a period of time until it can be sold. Since the Company’s investment in loan pools are classified as participtions in pools of loans, the Company does not include the real estate owned that is held by the Servicer with the amount of any other real estate it may hold directly as a result of its own foreclosure activities.

The underlying loans in the loan pool participations include both fixed rate and variable rate instruments, but are accounted for on a nonaccrual basis, and no amounts for interest due are reflected in the carrying value of the loan pool participations. Based on historical experience, the average period of collectibility for loans underlying the Company’s loan pool participations, many of which have exceeded contractual maturity dates, is approximately three to five years. Management has reviewed the recoverability of the underlying loans and believes that the carrying value does not exceed the net realizable value of its investment in loan pool participations.

D.  Competition

The Company competes in the commercial banking and thrift industries through its subsidiary banks. These industries are highly competitive, and all the bank subsidiaries face strong direct competition for deposits, loans, and other financial-related services. The Banks in Benton, Black Hawk, Des Moines, Iowa, Jefferson, Keokuk, Lee, Louisa, Mahaska, Marion, and Wapello counties in south central and eastern Iowa compete with other commercial banks, other thrifts, credit unions, stockbrokers, finance divisions of auto and farm equipment companies, agricultural suppliers, and other agricultural-related lenders. Some of these competitors are local, while others are statewide or nationwide. The Banks compete for deposits principally by offering depositors a wide variety of deposit programs, convenient office locations, hours and other services, and for loan originations primarily through interest rates and loan fees they charge, the efficiency and quality of services they provide to borrowers and the variety of their loan products. Some of the financial institutions and financial service organizations with which the Banks compete are not subject to the same degree of regulation as that imposed on bank and thrift holding companies, federally insured Iowa-chartered banks, and federal savings banks. As a result, such competitors have advantages over the Banks in providing certain services. As of December 31, 2003, there were approximately 54 other banks having 159 offices or branches operating within the 11 counties that the Company has locations. Based on deposit information collected by the FDIC as of June 30, 2003, the Company maintained approximately 9 percent of the bank deposits within the 11 counties. New competitors may develop that are substantially larger and have significantly greater resources than any of the Banks. Currently, major competitors in certain of the Company’s markets include banking subsidiaries of Wells Fargo & Company, U.S. Bancorp, and Commercial Federal Bank. As a result of federal legislation to allow unlimited interstate branching, the Company may experience heightened competition from these and other major financial institutions seeking to expand their regional banking presence in Iowa.

The Company also faces competition with respect to its investments in loan pool participations. The Company’s financial success to date is largely attributable to the Servicer’s ability to determine the loan pools to bid on and ultimately purchase, the availability of assets to fund the purchases and the Servicer’s ability to collect on the underlying assets. Investments in loan pools have become increasingly popular in recent years, leading financial institutions and other competitors to become active at loan pool auctions conducted by the FDIC and other sellers. There is no assurance that the Company, through the Servicer, will be able to bid successfully in the future. Certain existing competitors of the Company are substantially larger and have significantly greater financial resources than the Company. Increased participation by new institutions or other investors may also create increased buying interest which could also result in higher bid prices for the type of loan pools considered for investment by the Company. In addition, new and existing competitors may develop due diligence procedures comparable to the Servicer’s procedures. The emergence of such competition could have a material adverse effect on the Company’s business and financial results. The Company expects that its success in the future will depend more on the performance of its bank subsidiaries and less on the investment in loan pool participations.

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

The Company, as a bank holding company, is subject to regulation under the Bank Holding Company Act of 1956 (the “Act”) and is registered with the Board of Governors of the Federal Reserve System. Under the Act, the Company is prohibited, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to affiliated banks, except that the Company may engage in and own shares of companies engaged in certain businesses found by the Board of Governors to be so closely related to banking “as to be proper incident thereto,” such as owning a savings association. The Act does not place territorial restrictions on the activities of bank-related subsidiaries of bank holding companies. The Company is required by the Act to file periodic reports of its operations with the Board of Governors and is subject to examination by the Board of Governors. Under the Act and Federal Reserve Board regulations, the Company and the Bank are prohibited from engaging in certain tie-in arrangements in connection with an extension of credit, lease, sale of property, or furnishing of services.

Iowa law permits bank holding companies domiciled in Iowa to make acquisitions throughout the state. Iowa law also permits bank holding companies located in the Midwestern Region (defined to include Illinois, Iowa, Minnesota, Missouri, Nebraska, South Dakota, and Wisconsin) to acquire banks or bank holding companies located in Iowa subject to approval by the Iowa Division of Banking and subject to certain statutory limitations. In addition, the Company may acquire banks or bank holding companies located in the Midwestern Region or outside the Midwestern Region, provided the Company’s principal place of business remains in the Midwestern Region and the acquisition is authorized by the laws of the state in which the acquisition is to be made.

The Company was a savings and loan holding company prior to the January 1, 2004 conversion of its savings association subsidiaries to state-chartered banks. Following the subsidiary conversion, the Company ceased being a savings and loan holding company. As a savings and loan holding company, the Company was subject to federal regulation and examination by the Office of Thrift Supervision (the “OTS”). The OTS had enforcement authority over the Company. This authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association. Generally, the activities for a bank holding company are more limited than the authorized activities for a savings and loan holding company.

The Company and its subsidiaries are affiliates within the meaning of the Federal Reserve Act. As affiliates, they are subject to certain restrictions on loans by an affiliated bank or thrift (collectively “affiliated banks”) to the Company, other affiliated banks or such other subsidiaries, on investments by an affiliated bank in their stock or securities and on an affiliated bank taking such stock and securities as collateral for loans to any borrower. The Company is also subject to certain restrictions with respect to direct issuance, flotation, underwriting, public sale or distribution of certain securities.

Under Iowa law, the Banks are subject to supervision and examination by the Iowa Division of Banking. As an affiliate of these banks, the Company is also subject to examination by the Iowa Division of Banking.

The deposits of the Banks are insured by the Federal Deposit Insurance Corporation (the “FDIC”) and the Banks are, therefore, also subject to the supervision and examination by the FDIC. The Banks are required to maintain certain minimum capital ratios established by these regulators. The Banks are assessed fees based on the institutions’ deposits by the FDIC, to insure the funds of customers on deposit with the institutions.

In addition, Iowa state law imposes restrictions on the operations of the state-chartered banks including limitations on the amount a bank can lend to a single borrower and limitations on the nature and amount of securities in which it may invest. Among other things, Iowa law imposes restrictions on certain types of loans made by a bank, limiting the bank from making loans (or purchasing participation interests in loan pools) secured by real estate located outside Iowa and its contiguous states in amounts exceeding 25% of its regulatory capital. There can be no assurance that the Iowa or federal regulators will not in the future impose further restrictions or limits on the Company’s loan pool activities.

Iowa law strictly regulates the establishment of bank offices and thus may affect the Company’s future plans to establish additional offices of its banks. Under current Iowa law, a state bank may not establish more than three bank offices outside the corporate limits of the municipality in which the principal place of business of the state bank is located. The number of offices a state bank may establish within the municipal corporation in which the principal place of business of the bank is located is not limited. The limitations on the number of offices will cease effective July 1, 2004.

Central Valley Bank and MidWestOne Bank were subject to the supervision of and were regularly examined by the OTS and were assessed fees by the OTS based upon their individual asset totals. As savings institutions, both CVB and MWB were required to maintain certain minimum capital ratios established by the OTS and were required to meet a qualified thrift lender test (the “QTL”) to avoid certain restrictions upon its operations. The QTL was modified by the passage of the Economic Growth and Regulatory Paperwork Reduction Act of 1996. On December 31, 2003, both CVB and MWB complied with the current minimum capital guidelines and met the QTL test. On January 1, 2004 both CVB and MWB converted to commercial banks chartered as Iowa state banks.

The Company operates within a regulatory structure that continuously evolves. In the last several years significant changes have occurred that affect the Company.

The FDIC Improvement Act of 1991 (the “FDICIA”) was primarily designed to recapitalize the FDIC’s Bank Insurance Fund (the “BIF”) and the Savings Association Insurance Fund (the “SAIF”). To accomplish this purpose the FDIC was granted additional borrowing authority, granted the power to levy emergency special assessments on all insured depository institutions, granted the power to change the BIF and SAIF rates on deposits on a semiannual basis, and directed to draft regulations that provided for a “Risk-Based Assessment System” that was implemented on January 1, 1994. The FDICIA also imposed additional regulatory safety and soundness standards upon depository institutions and granted additional authority to the FDIC. The FDICIA generally requires that all institutions be examined by the FDIC annually. Under the provisions of the FDICIA, all regulatory authorities are required to examine their regulatory accounting standards and, to the extent possible, are required to conform to generally accepted accounting principles. Finally, the FDICIA requires the federal banking regulators to take prompt corrective action with respect to depository institutions that fall below certain capital standards and prohibits any depository institution from making any capital distribution that would cause it to be undercapitalized.

Legislation became effective on September 30, 1995, which served to lessen or remove certain legal barriers to interstate banking and branching by financial institutions. The legislation has resulted in an increase in the nationwide consolidation activity occurring among financial institutions by facilitating interstate bank operations and acquisitions.

On November 2, 1999, the Gramm-Leach-Bliley Act was enacted into law. This legislation provides for significant financial services reform by repealing key provisions of the Glass Steagall Act thereby permitting commercial banks to affiliate with investment banks, it substantially modifies the Bank Holding Company Act of 1956 to permit companies that own banks to engage in any type of financial activity, and it allows subsidiaries of banks to engage in a broad range of financial activities that are not permitted for banks themselves. The effects of this legislation, both from the opportunities for new activities that the Company may undertake and from the changes in competitors’ activities, have not been fully ascertained at this time.

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

F.  Employees

On December 31, 2003, the Company had 178 full-time employees and 38 part-time employees of which 67 full-time and 12 part-time employees were employed by MBT, 30 full-time and 6 part-time employees were employed by CVB, 14 full-time and 5 part-time employees were employed by PSB, 37 full-time and 9 part-time employed by MWB, and 30 full-time and 6 part-time employees were employed directly by the Company. The Company provides its employees with a comprehensive program of benefits, some of which are on a contributory basis, including comprehensive medical and dental plans, life insurance, long-term and short-term disability coverage, a 401(k) plan, and an employee stock ownership plan. None of the employees are represented by unions. Management considers its relationship with its employees to be excellent.

G.  Statistical Disclosure

The following statistical disclosures relative to the consolidated operations of the Company have been prepared in accordance with Guide 3 of the Guides for the Preparation and Filing of Reports and Registration Statements under the Securities Exchange Act of 1934. Average balances were primarily calculated on a daily basis.

I.  Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential

The following table details average balances, interest income/expense and average rates/yield for the Company’s earning assets and interest-bearing liabilities for the years ended December 31, 2003, 2002 and 2001 reported on a fully tax-equivalent basis assuming a 34% tax rate.

	Year ended December 31,
	2003			2002			2001
	Average Balance	Interest Income (2)/ Expense	Average Rate/ Yield	Average Balance	Interest Income (2)/ Expense	Average Rate/ Yield	Average Balance	Interest Income (2)/ Expense	Average Rate/ Yield
	(dollars in thousands)
Average earning assets:
Loans (1)	$366,754	$23,894	6.52%	$313,041	$22,845	7.30%	$316,033	$25,172	7.96%
Loan pool participations	85,959	8,985	10.45	94,861	10,058	10.60	87,970	9,595	10.91
Interest-bearing deposits	1,638	10	0.62	2,346	22	0.92	2,389	56	2.38
Investment securities available for sale:
Taxable investments	89,534	3,758	4.20	67,172	3,215	4.79	52,952	3,258	6.15
Tax exempt investments	3,819	239	6.24	3,324	244	7.33	5,703	430	7.54
Investment securities held to maturity:
Taxable investments	5,544	415	7.48	10,501	742	7.07	15,207	1,106	7.27
Tax exempt investments	7,313	502	6.87	8,162	578	7.09	8,148	580	7.11
Federal funds sold	2,295	27	1.19	8,069	115	1.42	6,838	252	3.69

Total earning assets	$562,856	$37,830	6.72	$507,476	$37,819	7.45	$495,240	$40,449	8.17

Average interest-bearing liabilities:
Interest-bearing demand deposits	$56,194	$181	0.32	$45,010	$270	0.60	$42,556	$521	1.22
Savings deposits	115,042	1,334	1.16	100,172	1,876	1.87	94,762	2,961	3.12
Certificates of deposit	243,073	8,527	3.51	215,250	9,422	4.38	216,328	11,920	5.51
Federal funds purchased	4,763	63	1.32	1,011	21	2.07	1,485	57	3.80
Federal Home Loan Bank advances	70,631	3,880	5.49	84,863	4,872	5.74	82,317	5,166	6.28
Notes payable	7,725	262	3.38	6,572	270	4.11	12,135	802	6.61
Long-term debt	10,310	520	5.05	5,282	296	5.61	—	—	—

Total interest-bearing liabilities	$507,738	$14,767	2.91	$458,160	$17,027	3.72	$449,583	$21,427	4.77

Net interest income		$23,063	3.81		$20,792	3.74		$19,022	3.40

Net interest margin (3)			4.10%			4.10%			3.84%

(1)	Average loans outstanding includes the daily average balance of non-performing loans. Interest on these loans does not include additional interest of $142,000, $241,000, and $356,000 for 2003, 2002 and 2001, respectively, which would have been accrued based on the original terms of these loans compared to the interest that was actually recorded. Interest earned on loans includes loan fees (which are not material in amount).
(2)	Includes interest income and discount realized on loan pool participations.
(3)	Net interest margin is net interest income divided by average total earning assets.

The following table sets forth an analysis of volume and rate changes in interest income and interest expense of the Company’s average earning assets and average interest-bearing liabilities reported on a fully tax-equivalent basis assuming a 34% tax rate. The table distinguishes between the changes related to average outstanding balances (changes in volume holding the initial interest rate constant) and the changes related to average interest rates (changes in average rate holding the initial outstanding balance constant). The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

	Year ended December 31,
	2003 Compared to 2002 Increase/ (Decrease) Due to			2002 Compared to 2001 Increase/ (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	(in thousands)
Interest income from average earning assets:
Loans	$3,661	$(2,612)	$1,049	$(237)	$(2,090)	$(2,327)
Loan pool participations (1)	(932)	(141)	(1,073)	736	(273)	463
Interest-bearing deposits	(6)	(6)	(12)	(1)	(33)	(34)
Investment securities available for sale:
Taxable investments	974	(431)	543	768	(811)	(43)
Tax exempt investments	34	(39)	(5)	(174)	(12)	(186)
Investment securities held to maturity:
Taxable investments	(369)	42	(327)	(334)	(30)	(364)
Tax exempt investments	(58)	(18)	(76)	1	(3)	(2)
Federal funds sold	(71)	(17)	(88)	40	(177)	(137)

Total income from earning assets	3,233	(3,222)	11	799	(3,429)	(2,630)

Average expense of average interest-bearing liabilities:
Interest-bearing demand deposits	56	(145)	(89)	29	(280)	(251)
Savings deposits	249	(791)	(542)	160	(1,245)	(1,085)
Certificates of deposit	1,123	(2,018)	(895)	(59)	(2,439)	(2,498)
Federal funds purchased	52	(10)	42	(15)	(21)	(36)
Federal Home Loan Bank advances	(789)	(203)	(992)	156	(450)	(294)
Notes payable	43	(51)	(8)	(291)	(241)	(532)
Long-term debt	257	(33)	224	148	148	296

Total expense form interest-bearing liabilities	991	(3,251)	(2,260)	128	(4,528)	(4,400)

Net interest income	$2,242	$29	$2,271	$671	$1,099	$1,770

(1)	Includes interest income and discount realized on loan pool participations.

Interest Rate Sensitivity Analysis

The following table sets forth the scheduled repricing or maturity of the Company’s assets and liabilities as of December 31, 2003, based on the assumptions described below. The effect of these assumptions is to quantify the dollar amount of items that are interest rate sensitive and can be repriced within each of the periods specified. The table does not necessarily indicate the impact of general interest rate movements on the Company’s net interest margin because the repricing of certain categories of assets and liabilities is subject to competitive and other pressures beyond the Company’s control. As a result, certain assets and liabilities indicated as maturing or otherwise repricing within a stated period may, in fact, mature or reprice at different times and at different volumes.

	Three Months or Less	Over Three Months to One Year	One to Three Years	Three Years or More	Total
	(dollars in thousands)
Interest earning assets:
Loans	$64,155	$74,644	$86,597	$151,621	$377,017
Loan pool participations	7,421	22,264	59,374	—	89,059
Interest-bearing deposits in banks	857	—	—	—	857
Investment securities:
Available for sale	11,968	23,307	41,329	24,244	100,848
Held to maturity	656	453	2,068	7,419	10,596

Total interest earning assets	85,057	120,668	189,368	183,284	578,377

Interest-bearing liabilities:
Now accounts	57,795	—	—	—	57,795
Savings deposits	120,274	—	—	—	120,274
Certificates of deposit	46,393	86,990	67,843	33,251	234,477
Federal funds purchased	10,450	—	—	—	10,450
Federal Home Loan Bank advances	3,641	2,602	23,428	49,273	78,944
Notes payable	9,000	—	—	—	9,000
Long-term debt	10,310	—	—	—	10,310

Total interest-bearing liabilities	257,863	89,592	91,271	82,524	521,250

Interest sensitivity gap per period	$(172,806)	$31,076	$98,097	$100,760

Cumulative Interest sensitivity gap	$(172,806)	$(141,730)	$(43,633)	$57,127

Interest sensitivity gap ratio	0.33%	1.35%	2.07%	2.22%
Cumulative Interest sensitivity gap ratio	0.33%	0.59%	0.90%	1.11%

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

II.  Investment Portfolio

The following table sets forth certain information with respect to the book value of the Company’s investment portfolio as of December 31, 2003, 2002 and 2001.

	December 31,
	2003	2002	2001
	(in thousands)
Securities available for sale:
U.S. government agency securities	$65,038	$49,610	$20,579
Obligations of states and political subdivisions	3,844	3,173	3,450
Other investment securities	31,966	38,410	26,177

Total securities available for sale	100,848	91,193	50,206

Securities held to maturity:
U.S. government agency securities	2,846	7,259	12,047
Obligations of states and political subdivisions	7,685	9,329	9,098
Other investment securities	65	83	187

Total securities held to maturity	10,596	16,671	21,332

Total investment securities	$111,444	$107,864	$71,538

The following table sets forth the contractual maturities of investment securities as of December 31, 2003, and the weighted average yields (for tax-exempt obligations on a fully tax-equivalent basis assuming as 34% tax rate) of such securities. As of December 31, 2003, the Company held no securities with a book value exceeding 10% of shareholders’ equity.

	Maturity
	Within One Year		After One but Within Five Years		After Five but Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
Securities available for sale:
U.S. government agency securities	$12,984	$4.05%	$36,196	3.59%	$15,105	3.99%	$753	6.54%
Obligations of states and political subdivisions	667	6.12	2,720	5.25	457	8.33	—	—
Other investment securities	7,550	6.18	18,782	4.94	—	—	5,634	2.54

Total securities available for sale	21,201	4.87	57,698	4.11	15,562	4.12	6,387	3.01

Securities held to maturity:
U.S. government agency securities	18	7.65	230	6.52	1,035	6.44	1,563	6.58
Obligations of states and political subdivisions	500	5.80	2,100	5.83	4,920	7.21	165	7.57
Other investment securities	—	—	65	7.15	—	—	—	—

Total securities held to maturity	518	5.86	2,395	5.93	5,955	7.08	1,728	6.67

Total investment securities	$21,719	4.90%	$60,093	4.18%	$21,517	4.94%	$8,115	3.79%

III.  Loan Portfolio

The Company’s loan portfolio largely reflects the profile of the communities in which it operates. Approximately two-thirds of the total loans as of December 31, 2003, were agricultural, commercial or residential real estate loans. The following table shows the composition of the Company’s loan portfolio as of the dates indicated.

	December 31,
	2003		2002		2001		2000		1999
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(dollars in thousands)
Agricultural	$56,036	12.4%	$38,004	12.4%	$41,084	12.7%	$45,404	14.5%	$42,022	14.9%
Commercial	60,532	12.9	39,324	12.9	40,180	12.5	39,081	12.5	38,238	13.6
Real estate:
1-4 family residences	132,801	43.7	133,850	43.7	138,900	43.0	139,098	44.6	131,925	46.7
5+ residential property	7,323	1.4	4,373	1.4	3,712	1.2	3,675	1.2	4,064	1.4
Agricultural	42,809	9.5	28,947	9.5	28,075	8.7	23,855	7.6	21,677	7.7
Construction	10,475	2.6	8,058	2.6	12,555	3.9	10,007	3.2	5,593	2.0
Commercial	56,360	13.6	41,622	13.6	39,884	12.4	30,239	9.7	23,613	8.4

Real estate total	249,768	70.8	216,850	70.8	223,126	69.2	206,874	66.3	186,872	66.2

Installment	10,415	3.8	11,517	3.8	17,854	5.5	20,196	6.5	13,866	4.9
Lease financing	266	0.1	329	0.1	437	0.1	526	0.2	1,093	0.4

Total loans (1)	$377,017	100.0%	$306,024	100.0%	$322,681	100.0%	$312,081	100.0%	$282,091	100.0%

Total assets	$623,306		$537,026		$545,160		$513,814		$486,368

Loans to total assets		60.5%		57.0%		59.2%		60.7%		58.0%

(1)	Total loans do not include the Company’s investments in loan pool participations.

The following table sets forth the remaining maturities for certain loan categories as of December 31, 2003.

	Due Within One Year	Due in One to Five Years	Due After Five Years	Total	Total for Loans Due After One Year Having:
					Fixed Rates	Variable Rates
	(in thousands)
Agricultural	$28,970	$17,540	$9,526	$56,036	$12,637	$14,429
Commercial	27,959	26,178	6,395	60,532	26,896	5,677
Real estate—construction	7,583	653	2,239	10,475	2,035	857

Total	$64,512	$44,371	$18,160	$127,043	$41,568	$20,963

The following table provides information on the Company’s non-performing loans as of the dates indicated.

	December 31,
	2003	2002	2001	2000	1999
	(dollars in thousands)
90 days past due	$825	$1,401	$926	$910	$1,426
Restructured	567	206	—	—	515
Nonaccrual	1,737	1,038	2,559	2,042	2,874

Total non-performing loans	$3,129	$2,645	$3,485	$2,952	$4,815

Ratio of nonperforming loans to total loans	0.83%	0.86%	1.08%	0.95%	1.71%

IV.  Summary of Loan Loss Experience

The following table sets forth loans charged off and recovered by the type of loan and an analysis of the allowance for loan losses for the years ended December 31, 2003, 2002, 2001, 2000 and 1999.

	Year ended December 31,
	2003	2002	2001	2000	1999
	(dollars in thousands)
Amount of loans outstanding at end of period (net of unearned interest) (1)	$377,017	$306,024	$322,681	$312,081	$282,091

Average amount of loans outstanding for the period (net of unearned interest)	$366,754	$313,041	$316,033	$302,153	$202,733

Allowance for loan losses at beginning of period	$3,967	$3,381	$2,933	$4,006	$2,177

Charge-offs:
Agricultural	65	43	1,130	695	303
Commercial	44	204	166	1,125	1,724
Real estate—construction	—	—	—	—	—
Real estate—mortgage	150	221	114	131	229
Installment	88	105	76	92	56
Lease financing	—	—	—	143	63

Total charge-offs	347	573	1,486	2,186	2,375

Recoveries:
Agricultural	5	42	3	—	26
Commercial	7	15	52	182	2
Real estate—construction	—	—	—	—	—
Real estate—mortgage	7	1	92	1	6
Installment	22	31	11	22	12
Lease financing	—	—	—	16	14

Total recoveries	41	89	158	221	60

Net loans charged off	306	484	1,328	1,965	2,315
Provision for loan losses	589	1,070	1,776	892	3,628
Allowance at date of acquisition	607	—	—	—	516

Allowance for loan losses at end of period	$4,857	$3,967	$3,381	$2,933	$4,006

Net loans charged off to average loans	0.08%	0.15%	0.42%	0.65%	1.14%
Allowance for loan losses to total loans at end of period	1.29%	1.30%	1.05%	0.94%	1.42%

(1)	Loans do not include, and the allowance for loan losses does not include any allowance for investments in loan pool participations.

The Company has allocated the allowance for loan losses to provide for loan losses being incurred within the categories of loans set forth in the the table below. The allocation of the allowance and the ratio of loans within each category to total loans as of the dates indicated are as follows:

	December 31,
	2003		2002		2001		2000		1999
	Allowance Amount	Percent of Loans to Total Loans	Allowance Amount	Percent of Loans to Total Loans	Allowance Amount	Percent of Loans to Total Loans	Allowance Amount	Percent of Loans to Total Loans	Allowance Amount	Percent of Loans to Total Loans
	(dollars in thousands)
Agricultural	$1,231	14.9%	$831	12.4%	$916	12.7%	$593	14.5%	$597	14.9%
Commercial	1,038	16.1	626	12.9	497	12.5	791	12.5	545	13.6
Real estate—mortgage	2,329	66.1	2,199	70.8	1,642	69.2	1,329	66.3	2,652	66.2
Installment	183	2.8	255	3.8	273	5.5	194	6.5	196	4.9
Lease financing	76	0.1	56	0.1	53	0.1	26	0.2	16	0.4

Total	$4,857	100.0%	$3,967	100.0%	$3,381	100.0%	$2,933	100.0%	$4,006	100.0%

V.  Deposits

The following table sets forth the average amount of and the average rate paid on deposits by deposit category for the years ended December 31, 2003, 2002 and 2001.

	Year ended December 31,
	2003		2002		2001
	Average Balance	Rate	Average Balance	Rate	Average Balance	Rate
	(dollars in thousands)
Non-interest bearing demand deposits	$35,151	N/A	$24,917	N/A	$23,511	N/A
Interest-bearing demand (NOW and money market)	56,194	0.32%	45,010	0.60%	42,556	1.22%
Savings deposits	115,042	1.16	100,172	1.87	94,762	3.12
Certificates of deposit	243,073	3.51	215,250	4.38	216,328	5.51

Total deposits	$449,460	2.23%	$385,349	3.00%	$377,157	4.08%

The following table summarizes certificates of deposit in amounts of $100,000 or more by time remaining until maturity as of December 31, 2003. These times deposits are made by individuals, corporations and public entities, all of which are located in the Company’s market area or are State of Iowa public funds.

December 31, 2003
(in thousands)
Three months or less	$9,566
Over three through six months	5,100
Over six months through one year	9,629
Over one year	11,417

Total	$35,712

VI.  Return on Equity and Assets

Various operating and equity ratios for the years indicated are presented below:

	Year ended December 31,
	2003	2002	2001
Return on average total assets	0.98%	1.07%	0.82%
Return on average equity	10.52	10.91	8.59
Dividend payout ratio	41.56	42.95	54.55
Average equity to average assets	9.32	9.81	9.58
Equity to assets ratio (at period end)	9.01	10.37	9.32

VII.  Borrowed Funds

The following table summaries the outstanding amount of and the average rate on borrowed funds as of December 31, 2003, 2002 and 2001.

	December 31,
	2003		2002		2001
	Balance	Average Rate	Balance	Average Rate	Balance	Average Rate
	(dollars in thousands)
Long-term debt (1)	$10,310	4.80%	$10,310	5.46%	$—	—%
Notes payable (2)	9,000	3.20	—	3.45	9,200	3.95
Federal Home Loan Bank advances	78,944	4.62	69,293	5.26	91,174	5.56
Federal funds purchased	10,450	1.14	1,500	1.28	10,650	2.10

Total	$108,704	4.19%	$81,103	5.21%	$111,024	5.09%

(1)	On June 27, 2002, the Company obtained $10,310,000 in long-term subordinated debt from its participation in the issuance of a pooled trust preferred security. The trust preferred has a 30 year maturity, does not require any principal amortization and is callable after five years at par at the issuers’ option. The interest rate is variable based on the three month Libor rate plus 3.65 percent, with interest payable quarterly.
(2)	The notes payable balance at December 31, 2003, consists of $3,000,000 in advances on a revolving line of credit and $6,000,000 on a term note, both with an unaffiliated bank. Both notes have a variable interest rate at 0.30 percent below the lender’s prime rate. Interest is payable quarterly. The revolving line of credit has a maximum limit of $9,000,000 and matures June 30, 2004. The term note calls for semi-annual payments of $500,000 for the next two and a half years with a final payment of $3,500,000 due at maturity on November 30, 2006.

The maximum amount of borrowed funds outstanding at any month end for the years ended December 31, 2003, 2002 and 2001 were as follows:

	2003	2002	2001
	(in thousands)
Long-term debt	$10,310	$10,310	$—
Notes payable	9,173	12,200	13,200
Federal Home Loan Bank advances	78,945	92,204	91,174
Federal funds purchased	16,250	5,800	10,650

The following table sets forth the average amount of and the average rate paid on borrowed funds for the years ended December 31, 2003, 2002 and 2001.

	Year ended December 31,
	2003		2002		2001
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(dollars in thousands)
Long-term debt	$10,310	5.05%	$5,282	5.61%	$—	—%
Notes payable	7,725	3.38	6,572	4.11	12,135	6.61
Federal Home Loan Bank advances	70,631	5.49	84,863	5.74	82,317	6.28
Federal funds purchased	4,763	1.32	1,011	2.07	1,485	3.80

Total	$93,429	5.06%	$97,728	5.59%	$95,937	6.28%

Item 2.  Properties

The Company’s headquarters are located at 222 First Avenue East, Oskaloosa, Iowa. This building is a two-story combination office, data processing facility, and motor bank that was constructed in 1975. The Company’s offices are located on the second floor and the data processing area is located on the first floor. MBT rents the first floor motor bank area, which includes four drive-up lanes and two walk-up windows and the basement from the Company. The basement contains a meeting room, kitchen, and storage. MBT’s lease runs through the year 2005.

The principal offices of MidWestOne Bank & Trust are located at 124 South First Street, Oskaloosa, Iowa, in a two-story building owned by MBT that contains a full banking facility. MBT also owns a second building in Oskaloosa located at 301 A Avenue West. This one-story banking facility includes two drive-up lanes and is located five blocks northwest of the bank’s principal offices. In addition, MBT owns a 24-hour automatic teller machine located at 211 South First Street, Oskaloosa, Iowa. MBT also has four branch locations located outside of Oskaloosa in the communities of North English, Belle Plaine, Hudson and Waterloo, Iowa. All of these branches are full-banking facilities. North English is located 40 miles northeast of Oskaloosa and the branch has two drive-up lanes and a 24-hour automatic teller machine. Belle Plaine is located 60 miles northeast of Oskaloosa and the branch is in a 6,500 square foot building. This branch also has a motor bank located one block away with one drive-up lane and a 24-hour automatic teller machine. Hudson is located 80 miles north of Oskaloosa and the 2,592 square foot branch has two drive-up lanes and a 24-hour automatic teller machine. Waterloo is located 90 miles north of Oskaloosa and the 3,837 square foot branch has one drive-up lane.

Central Valley Bank owns four facilities in the communities of Ottumwa, Fairfield, and Sigourney, Iowa. The Ottumwa building is a single-story brick structure constructed in 1981. The approximately 4,200 square foot building has several offices and a potential for three drive-up lanes, with two presently in operation. The building is located at 116 West Main in Ottumwa’s downtown business district. The Fairfield facility is a two-story building located at 58 East Burlington on the southeast corner of the downtown square. The building’s 8,932 square feet is all utilized by CVB. In 2001, CVB occupied a new 3,500 square foot branch facility at 2408 West Burlington Street in Fairfield. The Sigourney facility located at 112 North Main Street is one-half block northwest of the community’s courthouse square in the downtown business district. The 4,596 square foot one-story masonry building was constructed in 1972 as a banking facility with one drive-up window.

Pella State Bank’s main office is a leased facility in Pella’s downtown business district that opened on January 29, 2001. The 5,700 square foot facility is located in a newly-constructed retail/office complex and is leased for a period of ten years with options to renew. PSB owns a branch facility at 500 Oskaloosa Street in Pella, Iowa. The facility is located approximately six blocks south of the community’s main business district. The building was acquired in the summer of 1997 and was completely renovated to become a modern banking facility containing approximately 1,860 square feet of usable space with two drive-up teller lanes.

MidWestOne Bank owns its main office in Burlington, Iowa and three of its branch office facilities. The main office located at 3225 Division Street, on the western side of the community, is adjacent to one of the major highways through Burlington. It is a one-story facility of approximately 10,300 square feet, constructed in 1974, with four drive-up lanes and one ATM. MWB also owns a branch facility located in Burlington’s main downtown business district at 323 Jefferson Street. This facility is approximately 2,400 square feet and was the main office until 1974. The branch located in Fort Madison, Iowa at 926 Avenue G was acquired in 1975, has one drive-up window, and contains approximately 3,300 square feet on one level. The 960 square foot Wapello, Iowa branch is located on Highway 61 and was acquired in 1974.

Item 3.  Legal Proceedings

MidWestOne Financial Group, Inc. and its subsidiaries are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

Item 5.  Market for the Registrant’s Common Equity and Related Stockholder Matters

The information appearing on page 12 of the Company’s Annual Report, filed as Exhibit 13 hereto, is incorporated herein by reference.

There were approximately 441 holders of record of the Company’s $5 common stock as of March 1, 2004. Additionally, there are an estimated 1,100 beneficial holders whose stock was held in street name by brokerage houses as of that date. The closing price of the Company’s common stock was $18.30 on March 19, 2004.

The Company paid dividends to common shareholders in 2003 of $.64 per share, which is the same amount paid in 2002. Dividend declarations are evaluated and determined by the Board of Directors on a quarterly basis. In February 2004, the Board of Directors declared a dividend of $.17 per common share. The Company’s loan agreement requires that the Company not pay any dividends in excess of sixty percent of net income without the lenders’ permission. Except for certain regulatory restrictions that may affect dividend payments, there are no other restrictions on the Company’s present or future ability to pay dividends. The Company currently anticipates that comparable cash dividends will continue to be paid in the future.

The following table presents a summary of the Company’s repurchase of its common stock during the fourth quarter of 2003:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May be Purchased Under the Plan
Month #1 October 1 thru 31, 2003	20,000	$18.250	20,000	52,300
Month #2 November 1 thru 30, 2003	32,300	$18.477	32,300	32,300
Month #3 December 1 thru 31, 2003	0	0	0	0

Total	52,300	$18.390	52,300	52,300

The Company repurchased shares on the open market throughout 2003 as authorized by an extension to the stock repurchase program adopted by the Board of Directors on February 20, 2003. The Board authorized the repurchase of up to 5 percent of the outstanding shares of the Company through December 31, 2003. The Company repurchased shares in 2003 as follows:

Month	Total Number of Shares Purchased
January	20,000
February	0
March	19,000
April	18,300
May	11,000
June	45,000
July	0
August	0
September	10,000
October	20,000
November	32,300
December	0

Total	175,600

The Company has a stock incentive plan under which shares of common stock are reserved for issuance pursuant to options or other awards that may be granted to officers, key employees and certain nonaffiliated directors of the Company. The stock incentive plan has been approved by the Company’s shareholders. A summary of the shares that potentially could be issued, the weighted-average price and the remaining shares as of December 31, 2003 follows:

Plan Category	Number of Securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance
Stock incentive plan approved by shareholders	573,453	$14.19	227,858

Item 6.  Selected Financial Data

The information appearing on page 2 of the Company’s Annual Report, filed as Exhibit 13 hereto, is incorporated herein by reference.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information appearing on pages A-1 through A-14 of the Appendix to the Company’s definitive proxy Statement, is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The information appearing on page A-10 of the Appendix to the Company’s definitive proxy statement, is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

The information appearing on pages F-1 through F-28 of the Appendix to the Company’s definitive proxy statement, is incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Within the twenty-four months prior to the date of the most recent financial statements, there have been no changes in or disagreements with accountants of the Company.

Item 9A.  Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 240.13a-15(e)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10.  Directors and Executive Officers of the Registrant

The definitive proxy statement of MidWestOne Financial Group, Inc. containing information about the directors and executive officers of the registrant is incorporated herein by reference. Also incorporated herein by reference from the definitive proxy statement is the information pertaining to Section 16(a) Beneficial Ownership Reporting Compliance.

The Company has adopted a code of ethics which applies to all directors, officers and employees, including the chairman, president and chief executive officer, chief financial officer and controller. The chairman, president and chief executive officer, chief financial officer and controller have each signed such code of ethics and agreed to be bound by same. A copy of the code of ethics is filed as Exhibit 14 to this Form 10-K.

Item 11.  Executive Compensation

The definitive proxy statement of MidWestOne Financial Group, Inc. is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The definitive proxy statement of MidWestOne Financial Group, Inc. is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

The definitive proxy statement of MidWestOne Financial Group, Inc. is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

Fees billed for the last two fiscal years for services provided by the principal accountant for audit fees, audit-related fees, tax fees and all other fees is incorporated herein by reference to page 15 of the definitive proxy statement of MidWestOne Financial Group, Inc.

The Audit Committee pre-approved the fees for the audit and tax services provided by the principal accountant for the year 2003. Included in the Audit-Related Fees for 2003 was $27,968 in loan review fees for services performed by the principal accountant in connection with the year-end 2002 audit. These fees and the other audit-related services preformed in 2003 were not pre-approved by the audit committee. Additionally, the All Other Fees paid during 2003 in connection with the acquisition of BPSC were not pre-approved by the audit committee. None of the fees paid in 2002 were pre-approved by the audit committee.

PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

The following exhibits and financial statement schedules are filed as part of this report:

(a)	1.	Financial Statements: See the financial statements on pages F-1 through F-28 of the Appendix to the Company’s definitive proxy statement, which are incorporated by reference herein.

	2.	Exhibits (not covered by independent auditors’ report).

	Exhibit 3.1

	Articles of Incorporation, as amended through April 30, 1998, of Mahaska Investment Company. The Articles of Incorporation, as amended, of Mahaska Investment Company are incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 1998.

	Exhibit 3.1.1

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

Exhibit 10.5.1

Second Amendment to Amended and Restated Credit Agreement dated November 30, 2003 between MidWestOne Financial Group, Inc. and Harris Trust and Savings Bank.

Exhibit 10.6

Stock Purchase Agreement By and Between Mahaska Investment Company and Belle Plaine Service Corp. dated October 4, 2002. This Stock Purchase Agreement is incorporated herein by reference to the Company’s Form 10-K Annual Report for the year ended December 31, 2002.

Exhibit 11

Computation of Per Share Earnings

Exhibit 13

The Annual Report to Shareholders of MidWestOne Financial Group, Inc. for the 2003 calendar year.

Exhibit 14

MidWestOne Financial Group, Inc. and Subsidiaries Code of Ethics

Exhibit 21

Subsidiaries

Exhibit 23

Consent of Independent Auditor

Exhibit 31.1

Certification of Chief Executive Officer Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934.

Exhibit 31.2

Certification of Chief Financial Officer Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934.

Exhibit 32.1

Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934 and 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

The Company will furnish to any shareholder upon request and upon payment of a fee of $.50 per page, a copy of any exhibit. Requests for copies should be directed to Karen K. Binns, Secretary/Treasurer, MidWestOne Financial Group, Inc., P.O. Box 1104, Oskaloosa, Iowa 52577-1104.

(b)	Reports on Form 8-K: The Company filed a Form 8-K on October 28, 2003 reporting the quarterly earnings for the three months ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIDWESTONE FINANCIAL GROUP, INC.
(Registrant)

By:	/s/ CHARLES S. HOWARD
Charles S. Howard
Chairman, President, Chief Executive Officer and Director

March 26, 2004

By:	/s/ DAVID A. MEINERT
David A. Meinert
Executive Vice President, Chief Financial Officer and Director

March 26, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD R. DONAHUE Richard R. Donahue	Director	March 26, 2004

/s/ WILLIAM D. HASSEL William D. Hassel	Director	March 26, 2004

/s/ CHARLES S. HOWARD Charles S. Howard	Director, Chairman of the Board, President and Chief Executive Officer	March 26, 2004

/s/ DAVID A. MEINERT David A. Meinert	Director, Executive Vice President and Chief Financial Officer (Principal Accounting Officer)	March 26, 2004

/s/ JOHN P. POTHOVEN John P. Pothoven	Director	March 26, 2004

/s/ JOHN W. N. STEDDOM John W. N. Steddom	Director	March 26, 2004

/s/ JAMES G. WAKE James G. Wake	Director	March 26, 2004

/s/ MICHAEL R. WELTER Michael R. Welter	Director	March 26, 2004

/s/ EDWARD C. WHITHAM Edward C. Whitham	Director	March 26, 2004