Form 10-Q
period 2004-03-31
MIDWESTONE FINANCIAL GROUP INC
filed 2004-05-13
CIK 741390

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-24630

MIDWESTONE FINANCIAL GROUP, INC.

222 First Avenue East

Oskaloosa, IA 52577

Registrant’s telephone number: 641-673-8448

(State of Incorporation)	(I.R.S. Employer Identification No.)
Iowa	42-1003699

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2004, there were 3,826,058 shares of common stock $5 par value outstanding.

PART I — Item 1. Financial Statements

MIDWESTONE FINANCIAL GROUP

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

(unaudited) (dollars in thousands, except for share amounts)	March 31, 2004	December 31, 2003
ASSETS
Cash and due from banks	$10,609	$13,683
Interest-bearing deposits in banks	506	857
Federal funds sold	3,585	—

Cash and cash equivalents	14,700	14,540

Investment securities:
Available for sale	99,623	100,848
Held to maturity (fair value of $10,283 as of March 31, 2004 and $11,161 as of December 31, 2003)	9,617	10,596
Loans	387,136	377,017
Allowance for loan losses	(4,835)	(4,857)

Net loans	382,301	372,160

Loan pool participations	80,155	89,059
Premises and equipment, net	10,923	10,436
Accrued interest receivable	4,563	5,107
Goodwill	12,976	12,976
Other intangible assets	1,170	1,244
Other assets	5,991	6,340

Total assets	$622,019	$623,306

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand	$38,539	$40,579
NOW and Super NOW	63,567	57,795
Savings	123,297	120,274
Certificates of deposit	232,232	234,477

Total deposits	457,635	453,125
Federal funds purchased	495	10,450
Federal Home Loan Bank advances	81,398	78,944
Notes payable	9,400	9,000
Long-term debt	10,310	10,310
Other liabilities	5,089	5,333

Total liabilities	564,327	567,162

Shareholders’ equity:
Common stock, $5 par value; authorized 20,000,000 shares; issued 4,912,849 shares as of March 31, 2004 and December 31, 2003	24,564	24,564
Capital surplus	12,935	12,976
Treasury stock at cost, 1,097,815 shares as of March 31, 2004, and 1,130,141 shares as of December 31, 2003	(14,171)	(14,589)
Retained earnings	32,744	31,832
Accumulated other comprehensive income	1,620	1,361

Total shareholders’ equity	57,692	56,144

Total liabilities and shareholders’ equity	$622,019	$623,306

See accompanying notes to consolidated financial statements.

PART I — Item 1. Financial Statements, Continued

MIDWESTONE FINANCIAL GROUP

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited) (dollars in thousands, except per share amounts)	Three Months Ended March 31,
	2004	2003
Interest income:
Interest and fees on loans	$5,836	$5,793
Interest and discount on loan pool participations	2,735	2,159
Interest on bank deposits	1	3
Interest on federal funds sold	1	19
Interest on investment securities:
Available for sale	1,008	992
Held to maturity	141	225

Total interest income	9,722	9,191

Interest expense:
Interest on deposits:
NOW and Super NOW	34	61
Savings	306	369
Certificates of deposit	1,747	2,334
Interest on federal funds purchased	13	8
Interest on Federal Home Loan Bank advances	986	971
Interest on notes payable	91	47
Interest on long-term debt	127	132

Total interest expense	3,304	3,922

Net interest income	6,418	5,269
Provision for loan losses	158	160

Net interest income after provision for loan losses	6,260	5,109

Noninterest income:
Service charges	579	551
Data processing income	66	57
Mortgage origination fees	83	170
Other operating income	264	216

Total noninterest income	992	994

Noninterest expense:
Salaries and employee benefits	2,822	2,138
Net occupancy expense	784	662
Professional fees	183	123
Other intangible asset amortization	74	79
Other operating expense	1,013	875

Total noninterest expense	4,876	3,877

Income before income tax expense	2,376	2,226
Income tax expense	818	887

Net income	$1,558	$1,339

Earnings per common share - basic	$0.41	$0.34
Earnings per common share - diluted	$0.40	$0.33
Dividends per common share	$0.17	$0.16

See accompanying notes to consolidated financial statements.

PART I — Item 1. Financial Statements, Continued

MIDWESTONE FINANCIAL GROUP

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited) (in thousands)	Three Months Ended March 31,
	2004	2003
Net income	$1,558	$1,339
Other comprehensive income:
Unrealized gains on securities available for sale:
Unrealized holding gains arising during the period, net of tax	259	66

Other comprehensive income, net of tax	259	66

Comprehensive income	$1,817	$1,405

See accompanying notes to consolidated financial statements.

PART I — Item 1. Financial Statements, Continued

MIDWESTONE FINANCIAL GROUP

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (dollars in thousands)	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net income	$1,558	$1,339
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	507	428
Provision for loan losses	158	160
Loss on sale of premises and equipment	33	—
Amortization of investment securities and loans premiums	213	250
Accretion of investment securities and loan discounts	(26)	(53)
Decrease in other assets	893	659
Decrease in other liabilities	(399)	(252)

Net cash provided by operating activities	2,937	2,531

Cash flows from investing activities:
Investment securities available for sale:
Proceeds from maturities	3,356	1,740
Purchases	(1,902)	(5,523)
Investment securities held to maturity:
Proceeds from maturities	995	1,979
Net increase in loans	(10,314)	(238)
Purchases of loan pool participations	(137)	(15,006)
Resale of loan pool participations	—	113
Principal recovery on loan pool participations	9,041	11,252
Purchases of premises and equipment	(915)	(279)
Proceeds from sale of premises and equipment	7	—
Proceeds from acquisition	—	2,523

Net cash provided by (used in) investing activities	131	(3,439)

Cash flows from financing activities:
Net increase in deposits	4,510	1,771
Net (decrease) increase in federal funds purchased	(9,955)	6,475
Federal Home Loan Bank advances	6,000	—
Repayment of Federal Home Loan Bank advances	(3,594)	(4,038)
Advances on notes payable	400	8,800
Principal payments on notes payable	—	(3,173)
Dividends paid	(646)	(629)
Purchases of treasury stock	—	(640)
Proceeds from exercise of stock options	377	31

Net cash (used in) provided by financing activities	(2,908)	8,597

Net increase in cash and cash equivalents	160	7,689
Cash and cash equivalents at beginning of period	14,540	16,053

Cash and cash equivalents at end of period	$14,700	$23,742

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$3,370	$3,967

Income taxes	$76	$95

See accompanying notes to consolidated financial statements.

1.	Basis of Presentation

The accompanying consolidated statements of income, the consolidated statements of comprehensive income and the consolidated statements of cash flows for the three months ended March 31, 2004 and 2003 and the consolidated statements of condition as of March 31, 2004 and December 31, 2003 include the accounts and transactions of MidWestOne Financial Group, Inc. (the “Company”) and its five wholly-owned subsidiaries, MidWestOne Bank & Trust, Central Valley Bank, Pella State Bank, MidWestOne Bank, and MIC Financial, Inc. All material intercompany balances and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2004, and the results of operations and cash flows for the three months ended March 31, 2004 and 2003.

The results for the three months ended March 31, 2004 may not be indicative of results for the year ending December 31, 2004, or for any other period.

2.	Consolidated Statements of Cash Flows

In the consolidated statements of cash flows, cash and cash equivalents include cash and due from banks, interest-bearing deposits in banks, and federal funds sold.

3.	Income Taxes

Federal income tax expense for the three months ended March 31, 2004 and 2003 was computed using the consolidated effective federal tax rate. The Company also recognized income tax expense pertaining to state franchise taxes payable individually by the subsidiary banks.

4.	Earnings Per Common Share

Basic earnings per common share computations are based on the weighted average number of shares of common stock actually outstanding during the period. The weighted average number of shares for the three-month periods ended March 31, 2004 and 2003 was 3,798,866 and 3,914,174, respectively. Diluted earnings per share amounts are computed by dividing net income by the weighted average number of shares and all dilutive potential shares outstanding during the period. The computation of diluted earnings per share used a weighted average number of shares outstanding of 3,920,211 and 4,014,405 for the three months ended March 31, 2004 and 2003, respectively.

5.	Effect of New Financial Accounting Standards

In December 2003, the American Institute of Certified Public Accountants (“AICPA”) issued a Statement of Position (“SOP”) 03-3, “Accounting for Certain Loan or Debt Securities Acquired in a Transfer”, that addresses the accounting for differences between contractual and expected future cash flows from an investor’s initial investment in certain loans and debt securities. It includes such loans acquired in a transfer if those differences are attributable, at least in part, to credit quality. The SOP limits the yield that may be accreted (accretable yield) to the excess of the investor’s estimate of undiscounted expected future principal and interest cash flows(expected future cash flows) over the investor’s initial investment in the loan. The implementation of this SOP is effective for fiscal years beginning after December 15, 2004, and may have an effect on the Company’s accounting treatment of its Loan Pool Participations. Management is evaluating the effects that the implementation of this SOP will have on the Company’s financial results but does not believe the effects will be material.

In March 2004, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 105, “Application of Accounting Principles to Loan Commitments”. This SAB summarizes the views of the staff regarding the application of accounting principles generally accepted in the United States of America to loan commitments accounted for as derivative instruments. The provisions of this SAB are effective after March 31, 2004. The Company does not expect that the adoption of this SAB will have a material impact on the consolidated financial statements of the Company.

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

9.	Charter Conversions

Effective January 1, 2004, the Company’s two thrift subsidiaries, Central Valley Bank and MidWestOne Bank, began operations as commercial banks. The charters of these two institutions were converted to state banks in order to improve operational efficiencies and provide regulatory consistency.

10.	Stock Incentive Plan

The Company has a stock incentive plan under which up to 750,000 shares of common stock are reserved for issuance pursuant to options or other awards which may be granted to officers, key employees and certain independent directors of the Company. The exercise price of each option equals the market price of the Company’s stock on the date of grant. The option’s maximum term is ten years, with vesting occurring at the rate of thirty-three percent on the one-year anniversary of the date of grant, sixty-six percent vesting on the two-year anniversary, and one hundred percent vesting on the three-year anniversary of the date of the grant. The Company applies APB Opinion No. 25 and related interpretations in accounting for this plan. Accordingly, no compensation cost has been recognized in the financial statements for the stock options.

Had compensation cost for the Company’s stock incentive plan been determined in accordance with FASB Statement No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	3 Months Ended March 31,
	2004	2003
Net income (dollars in thousands):
As reported	$1,558	1,339
Pro forma	$1,488	1,293

Earnings per share:
As reported – basic	$.41	$.34
As reported – diluted	$.40	$.33
Pro forma – basic	$.39	$.33
Pro forma – diluted	$.39	$.33

11.	Reclassifications

Certain reclassifications have been made to prior year consolidated financial statements in order to conform to current year presentation.

PART I — Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

QUARTER ENDED MARCH 31, 2004

The Company recorded net income of $1,558,000 for the quarter ended March 31, 2004, compared with net income of $1,339,000 for the quarter ended March 31, 2003, an increase of $219,000 or 16 percent. The increase in net income was primarily due to improved net interest margin, which was partially offset by a charge to non-interest expense for the retirement of the president of one of the subsidiary banks. Basic earnings per share for the first quarter of 2004 were $.41 versus $.34 for the first quarter of 2003. Diluted earnings per share for the first quarter of 2004 were $.40 and $.33 for the first quarter of 2003. Actual weighted average shares outstanding were 3,798,866 and 3,914,174 for the first quarter of 2004 and 2003, respectively. The Company’s return on average assets for the quarter ended March 31, 2004 was 1.01 percent compared with a return of .93 percent for the quarter ended March 31, 2003. The Company’s return on average equity was 10.98 percent for the three months ended March 31, 2004 versus 9.60 percent for the three months ended March 31, 2003.

The Company consummated its acquisition of the Belle Plaine Service Corp. (“BPSC”) and its wholly-owned subsidiary Citizens Bank & Trust Company (“CB&T”) effective February 1, 2003. The acquisition was accounted for as a purchase transaction in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 141, with the results of operations from February 1, 2003 forward included in the Company’s consolidated statements of income. On June 13, 2003, Citizens Bank & Trust was merged into Mahaska State Bank (“MSB”) with the resulting entity adopting the new name of MidWestOne Bank & Trust (“MBT”).

RESULTS OF OPERATIONS

Net Interest Income

Net interest income is computed by subtracting total interest expense from total interest income. Fluctuations in net interest income can result from the changes in the volumes of assets and liabilities as well as changes in interest rates. The Company continues to benefit from the historically low market interest rate environment. The Company’s net interest income for the quarter ended March 31, 2004 increased $1,149,000 or 22 percent to $6,418,000 from $5,269,000 for the three months ended March 31, 2003. Total interest income was $531,000 or 6 percent higher in the first quarter of 2004 compared with the same period in 2003 primarily due to an increase in the volume of loans and increased yield on the loan pool participations. The Company’s total interest expense for the first quarter of 2004 decreased $618,000 or 16 percent compared with the same period in 2003 due to the lower interest rate environment. The Company’s net interest margin on a federal tax-equivalent basis for the first quarter of 2004 increased to 4.52 percent from 3.99 percent in the first quarter of 2003. Net interest margin is a measure of the net return on interest-earning assets and is computed by dividing annualized net interest income by the average of total interest-earning assets for the period. The net interest margin rose as the increase in net interest income was proportionately greater than the increase in average earning assets. The Company’s overall yield on earning assets declined to 6.82 percent for the first quarter of 2004 compared with 6.91 percent for the first quarter of 2003. The rate on interest-bearing liabilities decreased in the first quarter of 2004 to 2.56 percent compared to 3.25 percent for the first quarter of 2003.

Interest income and fees on loans increased $43,000 or 1 percent in the first quarter of 2004 compared to the same period in 2003. Average loans were $39,906,000 or 12 percent higher in the first quarter of 2004 compared with 2003. The increase in loan volume reflects the additional loans acquired from the Belle Plaine Service Corp. as well as new loan originations. The new loan volume originated primarily in the Belle Plaine and Waterloo, Iowa markets. Lower interest rates in the first quarter of 2004 compared with

2003 offset the additional loan volume. The average yield on loans decreased to 6.15 percent for the first quarter of 2004, compared to 6.88 percent in the first quarter of 2003. The yield on the Company’s loan portfolio is affected by the amount of nonaccrual loans (which do not earn interest income), the mix of the portfolio (real estate loans generally have a lower overall yield than commercial and agricultural loans), the effects of competition and the interest rate environment on the amounts and volumes of new loan originations, and the mix of variable rate versus fixed rate loans in the Company’s portfolio. The lower interest rates were not beneficial to the Company as variable rate loans tied to prime were adjusted downward and produced less interest income. Renewing fixed-rate loans have been rewritten at lower rates reflecting the market interest rate environment. Additionally, many of the borrowers have refinanced their real estate mortgages outside the Company to take advantage of long-term fixed-rate loans. The Company has typically not retained this type of loan in its portfolio in order to reduce interest rate risk.

Interest and discount income on loan pool participations increased $576,000 or 27 percent in the first quarter of 2004 compared with 2003, as a result of higher yield on loan pool participations. Interest income and discount collected on the loan pool participations for the three months ended March 31, 2004 was $2,735,000 compared with $2,159,000 collected in the first quarter of 2003. Settlements of loans in litigation and collection of non-performing loans remained higher than historical averages during the first quarter of 2004. The yield on loan pool participations was 13.09 percent for the first quarter of 2004 compared with 10.34 percent for the same period in 2003. The average loan pool participation investment balance was $698,000 or 1 percent lower in the first quarter of 2004 than in 2003. These loan pool participations are pools of performing and distressed and nonperforming loans that the Company has purchased at a discount from the aggregate outstanding principal amount of the underlying loans. Income is derived from this investment in the form of interest collected and the repayment of the principal in excess of the purchase cost which is herein referred to as “discount recovery.” The Company recognizes interest income and discount recovery on its loan pool participations on a cash basis. The loan pool participations have traditionally been a high-yield activity for the Company, but this yield has fluctuated from period to period based on the amount of cash collection, discount recovery, and net collection expenses of the servicer in any given period. The income and yield on loan pool participations may vary in future periods due to the volume and discount rate on loan pools purchased.

Interest income on investment securities decreased $68,000 or 6 percent in the quarter ended March 31, 2004, compared with the quarter ended March 31, 2003 due to decreased yield in the portfolio. Interest income on investment securities totaled $1,149,000 for the first quarter of 2004 compared with $1,217,000 in 2003. The average balance of investments in 2004 was $110,121,000, up from $108,031,000 in the first quarter of 2003. The yield on the Company’s investment portfolio in the first quarter of 2004 decreased to 4.42 percent from 4.83 percent in the comparable period of 2003 reflecting new purchases and reinvestment of maturing securities at lower market interest rates. The decline in the overall investment security yield largely offset the additional revenue produced by the increased volume.

Interest expense on deposits was $677,000 less in the first quarter of 2004 compared with 2003 mainly due to the low national and local market interest rate environment. Average interest-bearing deposits for the first quarter of 2004 were $8,835,000 greater compared with the same period in 2003. The weighted average rate paid on interest-bearing deposits was 2.03 percent in the first quarter of 2004 compared with 2.79 percent in the first quarter of 2003. The full benefit of lower market deposit rates may not be realized if the competitive environment forces the Company to pay above-market rates to attract or retain deposits in future periods.

Interest expense on borrowed funds was $59,000 greater in the first quarter of 2004 compared with 2003, reflecting the Company’s higher average borrowed funds in 2004 compared with 2003. Average borrowed funds for the first quarter of 2004 were $17,262,000 greater compared to the same period in 2003. The weighted average rate paid on borrowed funds declined to 4.68 percent in the first quarter of 2004 compared with 5.38 percent in the first quarter of 2003.

Provision for Loan Losses

The Company recorded a provision for loan losses of $158,000 in the first quarter of 2004 compared with $160,000 in the first quarter of 2003. Management determines an appropriate provision based on its evaluation of the adequacy of the allowance for loan losses in relationship to a continuing review of problem loans, the current economic conditions, actual loss experience and industry trends. Management believes that the allowance for loan losses is adequate based on the inherent risk in the portfolio as of March 31, 2004; however, growth in the loan portfolio and the uncertainty of the general economy require that management continue to evaluate the adequacy of the allowance for loan losses and make additional provisions in future periods as deemed necessary.

Other Income

Other income results from the charges and fees collected by the Company from its customers for various services performed, data processing income received from nonaffiliated banks, miscellaneous other income and gains (or losses) from the sale of investment securities held in the available for sale category. Total other income was $2,000 lower in the first quarter of 2004 compared with 2003. Reduced secondary market loan origination fees were offset by increased deposit service charges and other service fees.

Other Expense

Total other noninterest expense for the quarter ended March 31, 2004 was $999,000 or 26 percent greater compared to noninterest expense for the first quarter of 2003. Other expense includes all the costs incurred to operate the Company except for interest expense, the loan loss provision and income taxes. Salaries and benefits expense for the first quarter of 2004 was $684,000 or 32 percent greater compared with 2003, with approximately $411,000 of the increase attributable to the charges associated with the retirement of the president of a bank subsidiary. The President of MidWestOne Bank in Burlington was covered by an employment agreement that provided benefits to the individual in the event of early retirement. The agreement was originally entered into by Midwest Bancshares, Inc., which was acquired by the Company in 1999. The remainder of the increase was a result of increased salary levels and health insurance costs. Occupancy and equipment expense increased by $122,000 in the first quarter of 2004 compared with the three months ended March 31, 2003 due to the higher depreciation expense on data processing equipment and increased maintenance agreement expense on check handling equipment.

Income Tax Expense

The Company incurred income tax expense of $818,000 for the three months ended March 31, 2004 compared with $887,000 for the three months ended March 31, 2003. The effective income tax rate as a percent of income before taxes for the three months ended March 31, 2004 and 2003 was 34.4 percent and 39.8 percent, respectively. The effective tax rate in the first quarter of 2003 was higher due to factors associated with the acquisition of Belle Plaine Service Corp.

FINANCIAL CONDITION

Total assets as of March 31, 2004 were $622,019,000 compared with $623,306,000 as of December 31, 2003, a decrease of $1,287,000. As of March 31, 2004, the Company had $3,585,000 federal funds sold and $495,000 federal funds purchased compared with $10,450,000 purchased as of December 31, 2003. Federal funds are purchased on a short-term basis to meet liquidity needs.

Investment Securities

Investment securities available for sale totaled $99,623,000 as of March 31, 2004. This is a decrease of $1,225,000 from December 31, 2003. Investment securities classified as held to maturity declined to $9,617,000 as of March 31, 2004, compared with $10,596,000 on December 31, 2003.

Loans

Total loans were $387,136,000 as of March 31, 2004, compared with $377,017,000 as of December 31, 2003, an increase of $10,119,000 or 3 percent. As of March 31, 2004, the Company’s loan to deposit ratio was 84.6 percent compared with a year-end 2003 loan to deposit ratio of 83.2 percent. As of March 31, 2004, loans secured by real estate (including 1 to 4 family, multi-family, commercial and agricultural) comprised the largest category in the portfolio at approximately 66 percent of total loans. Commercial loans were the next largest category at 17 percent. Agricultural loans were approximately 14 percent of the total loan portfolio and loans to individuals constituted approximately 3 percent.

Loan Pool Participations

As of March 31, 2004, the Company had loan pool participations of $80,155,000, a decrease of $8,904,000 or 10 percent from the December 31, 2003 balance of $89,059,000. The decrease in the loan pool participations is the result of collections of loan pool participations during the first three months of 2004, which was not offset by any new loan pool participation purchases during the period. The loan pool investment balance shown as an asset on the Company’s Statement of Condition represents the discounted purchase cost of the loan pool participations. The average loan pool participation balance of $84,007,000 for the first three months of 2004 was $698,000 or 1 percent lower than the average balance of $84,705,000 for the first three months of 2003.

Goodwill and Other Intangible Assets

Goodwill totaled $12,976,000 as of March 31, 2004 and December 31, 2003. Goodwill is subject to testing for impairment in accordance with the provisions of Financial Accounting Standards Board Statement No. 142. No impairment write-down of goodwill has been recorded.

Other intangible assets decreased to $1,170,000 as of March 31, 2004 from the December 31, 2003 total of $1,244,000. The gross carrying amount of other intangible assets and the associated accumulated amortization at March 31, 2004 is presented in the table below. Amortization expense for intangible assets was $74,000 and $79,000 for the three months ended March 31, 2004 and 2003, respectively.

	Gross Carrying Amount	Accumulated Amortization	Unamortized Intangible Assets
	(in thousands)
Intangible assets:
Core deposit premium	$3,281	2,111	1,170

Amortization of intangible assets is recorded using an accelerated method based on the estimated life of the core deposit intangible. Projections of amortization expense are based on existing asset balances and the remaining useful lives. The following table shows the estimated future amortization expense.

Core Deposit Premium
(in thousands)
Nine months ended December 31, 2004	$202

Year ended December 31,
2005	219
2006	184
2007	155
2008	156
2009	126
Thereafter	128

Deposits

Total deposits as of March 31, 2004 were $457,635,000 compared with $453,125,000 as of December 31, 2003, an increase of $4,510,000. Certificates of deposit remain the largest category of deposits at March 31, 2004 representing approximately 51 percent of total deposits.

Borrowed Funds/Notes Payable

The Company had $495,000 in Federal Funds purchased on March 31, 2004. There was $10,450,000 in Federal Funds purchased on December 31, 2003. During the first three months of 2004, the Company had an average balance of Federal Funds purchased of $4,380,000. Advances from the Federal Home Loan Bank totaled $81,398,000 as of March 31, 2004 compared with $78,944,000 as of December 31, 2003. Notes payable increased to $9,400,000 on March 31, 2004 compared to $9,000,000 as of December 31, 2003. Long-term debt was $10,310,000 as of March 31, 2004 and December 31, 2003.

Nonperforming Assets

The Company’s nonperforming assets totaled $3,293,000 (.85 percent of total loans) as of March 31, 2004, compared to $3,292,000 (.87 percent of total loans) as of December 31, 2003. All nonperforming asset totals and related ratios exclude the loan pool participations. The following table presents the categories of nonperforming assets as of March 31, 2004 compared with December 31, 2003:

	March 31, 2004	December 31, 2003
	(in thousands)
Impaired loans and leases:
Nonaccrual	$1,594	1,737
Restructured	510	567

Total impaired loans and leases	2,104	2,304
Loans and leases past due 90 days and more	1,020	825

Total nonperforming loans	3,124	3,129
Other real estate owned	169	163

Total nonperforming assets	$3,293	3,292

From December 31, 2003 to March 31, 2004, the Company’s nonaccrual loans decreased $143,000. Loans ninety days past due increased $195,000. Troubled debt restructurings decreased $57,000 and other real estate owned increased by $6,000. The Company’s allowance for loan losses as of March 31, 2004 was $4,835,000, which was 1.25 percent of total loans as of that date. This compares with an allowance for loan losses of $4,857,000 as of December 31, 2003, which was 1.29 percent of total loans. The allowance for loan losses decreased $22,000 during the first three months of 2004 as a result of net charge-offs taken during the quarter being slightly greater than the provision for loan loss taken. As of March 31, 2004, the allowance for loan losses was 146.81 percent of nonperforming assets compared with 147.57 percent as of December 31, 2003. Based on the inherent risk in the loan portfolio, management believes that as of March 31, 2004, the allowance for loan losses is adequate. For the three months ended March 31, 2004, the Company’s net loan charge-offs were $180,000 compared with net charge-offs of $91,000 during the quarter ended March 31, 2003.

Changes in the allowance for loan losses for the three months ended March 31, 2004 and 2003 were as follows:

	2004	2003
	(in thousands)
Balance at beginning of year	$4,857	3,967
Provision for loan losses	158	160
Recoveries on loans previously charged off	17	9
Loans charged off	(197)	(100)
Acquisition allowance	—	607

Balance at end of year	$4,835	4,643

Capital Resources

Total shareholders’ equity was 9.3 percent of total assets as of March 31, 2004 and 9.0 percent as of December 31, 2003. The Company’s Tier 1 Capital Ratio was 11.5 percent of risk-weighted assets as of March 31, 2004 and was 11.2 percent as of December 31, 2003, compared to a 4.0 percent regulatory requirement. Risk-based capital guidelines require the classification of assets and some off-balance-sheet items in terms of credit-risk exposure and the measuring of capital as a percentage of the risk-adjusted asset totals. Tier 1 Capital is the Company’s total common shareholders’ equity plus the trust preferred security reduced by goodwill. Management believes that, as of March 31, 2004, the Company and its subsidiary banks meet all capital adequacy requirements to which they are subject. As of that date, all the bank subsidiaries were “well capitalized” under regulatory prompt corrective action provisions. The Company repurchased no shares of common stock on the open market during the first quarter of 2004. A total of 32,326 shares were issued during the first quarter for options exercised under previously awarded grants. Cash dividends of $.17 per share were paid to shareholders on March 15, 2004.

Liquidity

Liquidity management involves meeting the cash flow requirements of depositors and borrowers. The Company conducts liquidity management on both a daily and long-term basis; and it adjusts its investments in liquid assets based on expected loan demand, projected loan maturities and payments, estimated cash flows from the loan pool participations, expected deposit flows, yields available on interest-bearing deposits, and the objectives of its asset/liability management program. The Company had liquid assets (cash and cash equivalents) of $14,700,000 as of March 31, 2004, compared with $14,540,000 as of December 31, 2003. Investment securities classified as available for sale could be sold to meet liquidity needs if necessary. Additionally, the bank subsidiaries maintain lines of credit with correspondent banks and the Federal Home Loan Bank that would allow them to borrow federal funds on a short-term basis if necessary. The Company also maintains a line of credit with a major commercial bank that provides liquidity for the purchase of loan pool participations and other corporate needs. Management believes that the Company has sufficient liquidity as of March 31, 2004 to meet the needs of borrowers and depositors.

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

Part I – Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Market risk is the risk of earnings volatility that results from adverse changes in interest rates and market prices. The Company’s market risk is primarily comprised of interest rate risk arising from its core banking activities of lending and deposit taking. Interest rate risk is the risk that changes in market interest rates may adversely affect the Company’s net interest income. Management continually develops and applies strategies to mitigate this risk. The Company has not experienced any material changes to its market risk position since December 31, 2003, from that disclosed in the Company’s 2003 Form 10-K Annual Report. Management does not believe that the Company’s primary market risk exposures and how those exposures were managed in the first three months of 2004 changed when compared to 2003.

The Company uses a third-party computer software simulation modeling program to measure its exposure to potential interest rate changes. For various assumed hypothetical changes in market interest rates, numerous other assumptions are made such as prepayment speeds on loans and securities backed by mortgages, the slope of the Treasury yield curve, the rates and volumes of the Company’s deposits and the rates and volumes of the Company’s loans. This analysis measures the estimated change in net interest income in the event of hypothetical changes in interest rates. This analysis of the Company’s interest rate risk was presented in the Form 10-K filed by the Company for the year ended December 31, 2003.

Part I – Item 4. Controls and Procedures.

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

Part II – Item 4. Submission of Matters to a vote of Security Holders.

The Company’s annual meeting of shareholders was held on April 30, 2004. The record date for determination of shareholders entitled to vote at the meeting was February 27, 2004. There were 3,815,034 shares outstanding as of that date, each such share being entitled to one vote. At the shareholders’ meeting the holders of 3,379,256 or 88.58 percent of the outstanding shares were represented in person or by proxy, which constituted a quorum. The following proposals were voted on at the meeting:

Proposal I – Election of Directors:

Three directors were to be elected to serve for the specified term or until their successors shall have been elected and qualified. At the shareholders’ meeting, the individuals received the number of votes set opposite their names:

	FOR	VOTE WITHHELD
Three-year term (2007):
Richard R. Donohue	3,309,033	70,223
John P. Pothoven	3,321,657	57,599
John W.N. Steddom	3,269,554	109,702

Proposal II – Ratification of Auditors’ Appointment:

A vote was also taken on the ratification of the appointment of KPMG LLP as independent auditors of the Company for the fiscal year ending December 31, 2004. The results of the vote were as follows:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
3,304,227	21,156	53,873	0

Part II – Item 6. Exhibits and Reports on Form 8-K.

(a) The following exhibits and financial statement schedules are filed as part of this report:

Exhibits
3.1	Articles of Incorporation, as amended through April 30, 1998, of Mahaska Investment Company. The Articles of Incorporation, as amended, of Mahaska Investment Company are incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 1998.

3.1.1	Amendment to the Articles of Incorporation of Mahaska Investment Company changing the name of the corporation to MidWestOne Financial Group, Inc. The Amendment to the Articles of Incorporation of Mahaska Investment Company are incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2004.

3.2	Bylaws of Mahaska Investment Company. The Amended and Restated Bylaws of Mahaska Investment Company dated July 23, 1998, are incorporated by reference to the Company’s quarterly report on Form 10-Q for the Quarter ended September 30, 1998.

10.1	Mahaska Investment Company Employee Stock Ownership Plan & Trust as restated and amended. This Plan & Trust is incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994.

10.2.1	1993 Stock Incentive Plan. This 1993 Stock Incentive Plan is incorporated by reference to Form S-1 Registration Number 33-81922 of Mahaska Investment Company.

10.2.2	1996 Stock Incentive Plan. This 1996 Stock Incentive Plan is incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996.

10.2.3	1998 Stock Incentive Plan. This 1998 Stock Incentive Plan is incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.

10.3	States Resources Corp. Loan Participation and Servicing Agreement dated February 5, 1999 between States Resources Corp. and Mahaska Investment Company. This agreement is incorporated herein by reference to the Form 10-K report filed by Mahaska Investment Company for the Year ended December 31, 1999.

10.5	Amended and Restated Credit Agreement dated June 30, 2000 between Mahaska Investment Company and Harris Trust and Savings Bank. This Amended and Restated Credit Agreement is incorporated herein by reference to the Form 10-Q report filed by Mahaska Investment Company for the Quarter ended September 30, 2000.

10.5.1	Second Amendment to Amended and Restated Credit agreement dated November 30, 2003 between MidWestOne Financial Group, Inc. and Harris Trust and Savings Bank. This amendment is incorporated herein by reference to the Form 10-K report filed by MidWestOne Financial Group, Inc. for the Year ended December 31, 2003.

10.6	Stock Purchase Agreement By and Between Mahaska Investment Company and Belle Plaine Service Corp. dated October 4, 2002. This agreement is incorporated herein by reference to the Form 10-K report filed by Mahaska Investment Company for the Year ended December 31, 2002.

11	Computation of Per Share Earnings.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934 and 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

A report on Form 8-K was filed on January 29, 2004 reporting the earnings of the Company for the quarter and the year ended December 31, 2003.

A report on Form 8-K was filed on March 30, 2004 announcing the retirement of William D. Hassel as president and CEO of MidWestOne Bank in Burlington effective March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MidWestOne Financial Group, Inc.
(Registrant)

By:	/s/ Charles S. Howard
Charles S. Howard
Chairman, President, Chief Executive Officer

May 13, 2004
Dated

By:	/s/ David A. Meinert
David A. Meinert
Executive Vice President and Chief Financial Officer (Principal Accounting Officer)

May 13, 2004
Dated