Form 10-Q
period 2004-09-30
MIDWESTONE FINANCIAL GROUP INC
filed 2004-11-12
CIK 741390

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Yes ☐     No ☒

As of October 31, 2004, there were 3,746,903 shares of common stock $5 par value outstanding.

PART I — Item 1. Financial Statements

MIDWESTONE FINANCIAL GROUP

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

(unaudited) (dollars in thousands, except for share amounts)	September 30, 2004	December 31, 2003
ASSETS
Cash and due from banks	$11,876	$13,683
Interest-bearing deposits in banks	209	857
Federal funds sold	—	—

Cash and cash equivalents	12,085	14,540

Investment securities:
Available for sale	86,816	100,848
Held to maturity (fair value of $8,216 as of September 30, 2004 and $11,161 as of December 31, 2003)	7,866	10,596
Loans	398,852	377,017
Allowance for loan losses	(4,860)	(4,857)

Net loans	393,992	372,160

Loan pool participations	93,387	89,059
Premises and equipment, net	10,555	10,436
Accrued interest receivable	5,184	5,107
Goodwill	13,538	12,976
Other intangible assets	1,033	1,244
Other assets	9,007	6,340

Total assets	$633,463	$623,306

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand	$40,968	$40,579
NOW and Super NOW	65,563	57,795
Savings	121,547	120,274
Certificates of deposit	228,813	234,477

Total deposits	456,891	453,125
Federal funds purchased	11,340	10,450
Federal Home Loan Bank advances	83,639	78,944
Notes payable	10,700	9,000
Long-term debt	10,310	10,310
Other liabilities	3,990	5,333

Total liabilities	576,870	567,162

Shareholders’ equity:
Common stock, $5 par value; authorized 20,000,000 shares; issued 4,912,849 shares as of September 30, 2004 and December 31, 2003	24,564	24,564
Capital surplus	12,877	12,976
Treasury stock at cost, 1,166,981 shares as of September 30, 2004, and 1,130,141 shares as of December 31, 2003	(15,714)	(14,589)
Retained earnings	34,490	31,832
Accumulated other comprehensive income	376	1,361

Total shareholders' equity	56,593	56,144

Total liabilities and shareholders’ equity	$633,463	$623,306

See accompanying notes to consolidated financial statements.

PART I — Item 1. Financial Statements, Continued

MIDWESTONE FINANCIAL GROUP

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited) (dollars in thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Interest income:
Interest and fees on loans	$6,035	$6,059	$17,779	$18,025
Interest and discount on loan pool participations	2,226	1,929	7,186	6,312
Interest on bank deposits	1	2	3	9
Interest on federal funds sold	4	2	11	27
Interest on investment securities:
Available for sale	866	936	2,843	2,918
Held to maturity	94	166	352	583

Total interest income	9,226	9,094	28,174	27,874

Interest expense:
Interest on deposits:
NOW and Super NOW	69	34	164	147
Savings	345	299	973	1,030
Certificates of deposit	1,665	2,050	5,090	6,677
Interest on federal funds purchased	41	14	76	40
Interest on Federal Home Loan Bank advances	994	975	2,971	2,921
Interest on notes payable	114	71	302	191
Interest on long-term debt	141	128	397	393

Total interest expense	3,369	3,571	9,973	11,399

Net interest income	5,857	5,523	18,201	16,475
Provision for loan losses	158	146	688	447

Net interest income after provision for loan losses	5,699	5,377	17,513	16,028

Noninterest income:
Service charges	676	597	1,929	1,728
Data processing income	40	63	167	183
Mortgage origination fees	101	225	330	613
Other operating income	108	162	635	568
Gains on sale of available for sale securities	26	53	136	54

Total noninterest income	951	1,100	3,197	3,146

Noninterest expense:
Salaries and employee benefits	2,247	2,257	7,666	6,823
Net occupancy expense	818	746	2,390	2,104
Professional fees	233	196	721	563
Other intangible asset amortization	64	88	211	256
Other operating expense	853	1,019	2,698	2,868

Total noninterest expense	4,215	4,306	13,686	12,614

Income before income tax expense	2,435	2,171	7,024	6,560
Income tax expense	846	769	2,428	2,432

Net income	$1,589	$1,402	$4,596	$4,128

Earnings per common share - basic	$0.42	$0.37	$1.21	$1.07
Earnings per common share - diluted	$0.41	$0.36	$1.18	$1.04
Dividends per common share	$0.17	$0.16	$0.51	$0.48

See accompanying notes to consolidated financial statements.

PART I — Item 1. Financial Statements, Continued

MIDWESTONE FINANCIAL GROUP

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited) (in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income	$1,589	$1,402	$4,596	$4,128
Other Comprehensive Income (Loss):
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period, net of tax	300	(657)	(901)	(60)
Less: reclassification adjustment for net gains included in net income, net of tax	(15)	(33)	(84)	(34)

Other comprehensive income (loss), net of tax	285	(690)	(985)	(94)

Comprehensive income	$1,874	$712	$3,611	$4,034

See accompanying notes to consolidated financial statements.

PART I — Item 1. Financial Statements, Continued

MIDWESTONE FINANCIAL GROUP

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(unaudited) (in thousands, except share data)	Common Stock	Capital Surplus	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2002	$24,564	12,942	(11,963)	28,375	1,780	55,698

Comprehensive income:
Net income	—	—	—	4,128	—	4,128
Unrealized losses arising during the year on securities available for sale	—	—	—	—	(60)	(60)
Less realized gains on securities available for sale, net of tax	—	—	—	—	(34)	(34)

Total comprehensive income	—	—	—	4,128	(94)	4,034

Dividends paid ($.48 per share)	—	—	—	(1,862)	—	(1,862)
Stock options exercised (17,404 shares)	—	(18)	217	—	—	199
Treasury stock purchased (123,300 shares)	—	—	(2,014)	—	—	(2,014)

Balance at September 30, 2003	$24,564	12,924	(13,760)	30,641	1,686	56,055

Balance at December 31, 2003	$24,564	12,976	(14,589)	31,832	1,361	56,144

Comprehensive income:
Net income	—	—	—	4,596	—	4,596
Unrealized losses arising during the year on securities available for sale	—	—	—	—	(901)	(901)
Less realized gains on securities available for sale, net of tax	—	—	—	—	(84)	(84)

Total comprehensive income	—	—	—	4,596	(985)	3,611

Dividends paid ($.51 per share)	—	—	—	(1,938)	—	(1,938)
Treasury stock reissued for acuisition (6,601 shares)	—	27	88	—	—	115
Stock options exercised (71,938 shares)	—	(126)	931	—	—	805
Treasury stock purchased (115,379 shares)	—	—	(2,144)	—	—	(2,144)

Balance at September 30, 2004	$24,564	12,877	(15,714)	34,490	376	56,593

See accompanying notes to consolidated financial statements.

PART I — Item 1. Financial Statements, Continued

MIDWESTONE FINANCIAL GROUP

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (dollars in thousands)	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net income	$4,596	$4,128
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,618	1,355
Provision for loan losses	688	447
Gain on sale of available for sale securities	(136)	(54)
(Gain)/loss on sale of other assets	(106)	8
Loss on sale of premises and equipment	33	—
Amortization of investment securities and loans premiums	612	751
Accretion of investment securities and loan discounts	(70)	(145)
Increase in other assets	(2,741)	(599)
Decrease in other liabilities	(757)	(885)

Net cash provided by operating activities	3,737	5,006

Cash flows from investing activities:
Investment securities available for sale:
Proceeds from sales	12,616	9,692
Proceeds from maturities	15,860	5,483
Purchases	(16,413)	(11,881)
Investment securities held to maturity:
Proceeds from maturities	3,169	7,068
Purchases	(300)	(1,755)
Net increase in loans	(22,564)	(12,105)
Purchases of loan pool participations	(39,351)	(40,113)
Resale of loan pool participations	3,097	113
Principal recovery on loan pool participations	31,926	29,517
Purchases of premises and equipment	(1,419)	(1,631)
Proceeds from sale of premises and equipment	7	38
Net cash and cash equivalents received in acquisition	—	2,523
Cash paid for the purchase of intangible assets	(450)	—

Net cash used in investing activities	(13,822)	(13,051)

Cash flows from financing activities:
Net increase (decrease) in deposits	3,766	(5,888)
Net increase in federal funds purchased	890	14,750
Federal Home Loan Bank advances	12,000	2,700
Repayment of Federal Home Loan Bank advances	(7,449)	(8,146)
Advances on notes payable	2,200	9,100
Principal payments on notes payable	(500)	(3,173)
Dividends paid	(1,938)	(1,862)
Purchases of treasury stock	(2,144)	(2,014)
Proceeds from exercise of stock options	805	199

Net cash provided by financing activities	7,630	5,666

Net decrease in cash and cash equivalents	(2,455)	(2,379)
Cash and cash equivalents at beginning of period	14,540	16,053

Cash and cash equivalents at end of period	$12,085	$13,674

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$10,062	$11,760

Income taxes	$3,194	$2,993

Acquisitions:
Treasury stock reissued for the purchase of intangible assets	$115	$—

See accompanying notes to consolidated financial statements.

1.	Basis of Presentation

The accompanying consolidated statements of income and the consolidated statements of comprehensive income for the three months and the nine months ended September 30, 2004 and 2003, the consolidated statements of cash flows for the nine months ended September 30, 2004 and 2003 and the consolidated statements of condition as of September 30, 2004 and December 31, 2003 include the accounts and transactions of MidWestOne Financial Group, Inc. (the “Company”) and its six wholly-owned subsidiaries, MidWestOne Bank & Trust, Central Valley Bank, Pella State Bank, MidWestOne Bank, MidWestOne Investment Services, Inc. and MIC Financial, Inc. All material intercompany balances and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2004, and the results of operations and cash flows for the three months and the nine months ended September 30, 2004 and 2003.

The results for the three months and the nine months ended September 30, 2004 may not be indicative of results for the year ending December 31, 2004, or for any other period.

2.	Consolidated Statements of Cash Flows

In the consolidated statements of cash flows, cash and cash equivalents include cash and due from banks, interest-bearing deposits in banks, and federal funds sold.

3.	Income Taxes

Federal income tax expense for the three months and the nine months ended September 30, 2004 and 2003 was computed using the consolidated effective federal tax rate. The Company also recognized income tax expense pertaining to state franchise taxes payable individually by the subsidiary banks.

4.	Earnings Per Common Share

Basic earnings per common share computations are based on the weighted average number of shares of common stock actually outstanding during the period. The weighted average number of shares for the three-month periods ended September 30, 2004 and 2003 was 3,759,673 and 3,828,419, respectively. The weighted average number of shares for the nine-month periods ended September 30, 2004 and 2003 was 3,788,203 and 3,871,562, respectively. Diluted earnings per share amounts are computed by dividing net income by the weighted average number of shares and all dilutive potential shares outstanding during the period. The computation of diluted earnings per share used a weighted average number of shares outstanding of 3,847,760 and 3,941,184 for the three months ended September 30, 2004 and 2003, respectively. The weighted average number of shares used in the computation of diluted earnings per share for the nine-month periods ended September 30, 2004 and 2003 was 3,892,459 and 3,974,208, respectively.

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

7.	Acquisition of Securities Brokerage Company

On July 30, 2004, the Company completed its acquisition of Koogler Company of Iowa (“KCI”), a sole proprietorship, which was a broker and a registered investment advisor. The acquisition was a purchase transaction with the Company acquiring KCI’s book of business in exchange for $450,000 in cash and 6,601 shares of the Company’s stock with a fair market value of $115,000. Contemporaneously with this acquisition, the Company formed a new wholly-owned subsidiary called MidWestOne Investment Services, Inc. to provide investment advisory and brokerage services throughout the banking offices of the Company utilizing the expertise of Mr. Koogler and his staff.

8.	Acquisition of Belle Plaine Service Corp.

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

9.	Merger of Citizens Bank & Trust into Mahaska State Bank

Citizens Bank & Trust was merged into Mahaska State Bank as of the close of business on June 13, 2003. At the time of the merger, Mahaska State Bank adopted the new name of MidWestOne Bank & Trust.

10.	Charter Conversions

Effective January 1, 2004, the Company’s two thrift subsidiaries, Central Valley Bank and MidWestOne Bank, began operations as commercial banks. The charters of these two institutions were converted to state banks in order to improve operational efficiencies and provide regulatory consistency.

11.	Stock Incentive Plan

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

Had compensation cost for the Company’s stock incentive plan been determined in accordance with FASB Statement No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	3 Months Ended September 30,		9 Months Ended September 30,
	2004	2003	2004	2003
Net income (dollars in thousands):
As reported	$1,589	1,402	4,596	4,128
Pro forma	$1,519	1,357	4,386	3,990
Earnings per share:
As reported – basic	$.42	$.37	$1.21	$1.07
As reported – diluted	$.41	$.36	$1.18	$1.04
Pro forma – basic	$.40	$.35	$1.16	$1.03
Pro forma – diluted	$.40	$.35	$1.15	$1.02

12.	Reclassifications

Certain reclassifications have been made to prior year consolidated financial statements in order to conform to current year presentation.

PART I — Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

QUARTER ENDED SEPTEMBER 30, 2004

The Company recorded net income of $1,589,000 for the quarter ended September 30, 2004, compared with net income of $1,402,000 for the quarter ended September 30, 2003, an increase of $187,000 or 13 percent. The increase in net income was primarily due to improved net interest margin, which was partially offset by a reduction in noninterest income. Basic earnings per share for the third quarter of 2004 were $.42 versus $.37 for the third quarter of 2003. Diluted earnings per share for the third quarter of 2004 were $.41 and $.36 for the third quarter of 2003. Actual weighted average shares outstanding were 3,759,673 and 3,828,419 for the third quarter of 2004 and 2003, respectively. The Company’s return on average assets for the quarter ended September 30, 2004 was 1.00 percent compared with a return of ..92 percent for the quarter ended September 30, 2003. The Company’s return on average equity was 11.34 percent for the three months ended September 30, 2004 versus 9.83 percent for the three months ended September 30, 2003.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income is computed by subtracting total interest expense from total interest income. Fluctuations in net interest income can result from the changes in the volumes of assets and liabilities as well as changes in interest rates. The Company’s net interest income for the quarter ended September 30, 2004 increased $334,000 or 6 percent to $5,857,000 from $5,523,000 for the three months ended September 30, 2003. Total interest income was $132,000 or 1 percent greater in the third quarter of 2004 compared with the same period in 2003 primarily due to an increase in the volume and yields on loan pool participations. The increase in interest income was partially offset by lower interest income generated through decreased yields in loans and lower volumes and yields on investment securities. Total interest expense for the third quarter of 2004 decreased $202,000 or 6 percent compared with the same period in 2003 due to a lower cost of funds, reflecting the interest rate environment. The Company’s net interest margin on a federal tax-equivalent basis for the third quarter of 2004 increased to 4.02 percent from 3.92 percent in the third quarter of 2003. Net interest margin is a measure of the net return on interest-earning assets and is computed by dividing annualized net interest income by the average of total interest-earning assets for the period. The Company’s overall yield on earning assets declined to 6.31 percent for the third quarter of 2004 compared with 6.43 percent for the third quarter of 2003. The rate on interest-bearing liabilities decreased in the third quarter of 2004 to 2.53 percent compared to 2.79 percent for the third quarter of 2003.

Interest income and fees on loans decreased $24,000 in the third quarter of 2004 compared to the same period in 2003. Average loans were $18,690,000 or 5 percent higher in the third quarter of 2004 compared with 2003. The increase in loan volume reflects new loan originations. Lower interest rates in the third quarter of 2004 compared with 2003 offset the interest income generated by the additional loan volume. The average yield on loans decreased to 6.08 percent for the third quarter of 2004, compared to 6.39 percent in the third quarter of 2003. The yield on the Company’s loan portfolio is affected by the amount of nonaccrual loans (which do not earn interest income), the mix of the portfolio (real estate loans generally have a lower overall yield than commercial and agricultural loans), the effects of competition and the interest rate environment on the amounts and volumes of new loan originations, and the mix of variable rate versus fixed rate loans in the Company’s portfolio. Additionally, many of the borrowers have refinanced their real estate mortgages outside the Company to take advantage of long-term fixed-rate loans. The Company has typically not retained this type of loan in its portfolio in order to reduce interest rate risk. Competition in the local markets served by the Company has caused the pricing of new and many existing loans to be at or near the national prime rate. Historically, the Company had been able to price many of these loans higher than prime. Recent increases in the prime rate have not offset the competitive factors to increase the overall loan portfolio yield.

Interest and discount income on loan pool participations increased $297,000 or 15 percent in the third quarter of 2004 compared with 2003. Interest income and discount collected on the loan pool participations for the three months ended September 30, 2004 was $2,226,000 compared with $1,929,000 collected in the third quarter of 2003. The yield on loan pool participations was 9.58 percent for the third quarter of 2004 compared with 8.91 percent for the same period in 2003. The average loan pool participation investment balance was $6,534,000 or 8 percent higher in the third quarter of 2004 than in 2003 as pools were purchased during the period. These loan pool participations are pools of performing and distressed and nonperforming loans that the Company has purchased at a discount from the aggregate outstanding principal amount of the underlying loans. Income is derived from this investment in the form of interest collected and the repayment of the principal in excess of the purchase cost which is herein referred to as “discount recovery.” The Company recognizes interest income and discount recovery on its loan pool participations on a cash basis. The loan pool participations have traditionally been a high-yield activity for the Company, but this yield has fluctuated from period to period based on the amount of cash collection, discount recovery, and net collection expenses of the servicer in any given period. The income and yield on loan pool participations may vary in future periods due to the volume and discount rate on loan pools purchased.

Interest income on investment securities decreased $142,000 or 13 percent in the quarter ended September 30, 2004, compared with the quarter ended September 30, 2003 due to decreased volume and yield in the portfolio. Interest income on investment securities totaled $960,000 for the third quarter of 2004 compared with $1,102,000 in 2003. The average balance of investments in 2004 was $96,574,000 versus $100,941,000 in the third quarter of 2003. The yield on the Company’s investment portfolio in the third quarter of 2004 decreased to 4.19 percent from 4.55 percent in the comparable period of 2003 reflecting new purchases and reinvestment of maturing securities at lower market interest rates.

Interest expense on deposits was $304,000 or 13 percent less in the third quarter of 2004 compared with 2003 mainly due to the low national and local market interest rate environment. Average interest-bearing deposits for the third quarter of 2004 were $1,996 greater compared with the same period in 2003. The weighted average rate paid on interest-bearing deposits was 1.98 percent in the third quarter of 2004 compared with 2.28 percent in the third quarter of 2003. The full benefit of lower market deposit rates may not be realized if the competitive environment forces the Company to pay above-market rates to attract or retain deposits in future periods. Recently, the Company has noted higher market rates and has increased the rates it pays on deposits accounts in response to the competition.

Interest expense on borrowed funds was $102,000 or 9 percent greater in the third quarter of 2004 compared with 2003, reflecting the Company’s higher average borrowed funds in 2004 compared with 2003. Average borrowed funds for the third quarter of 2004 were $20,246,000 greater compared to the same period in 2003. The weighted average rate paid on borrowed funds declined to 4.55 percent in the third quarter of 2004 compared with 5.09 percent in the third quarter of 2003.

Provision for Loan Losses

The Company recorded a provision for loan losses of $158,000 in the third quarter of 2004 compared with $146,000 in the third quarter of 2003. Management determines an appropriate provision based on its evaluation of the adequacy of the allowance for loan losses in relationship to a continuing review of problem loans, the current economic conditions, actual loss experience and industry trends. Management believes that the allowance for loan losses is adequate based on the inherent risk in the portfolio as of September 30, 2004; however, growth in the loan portfolio and the uncertainty of the general economy require that management continue to evaluate the adequacy of the allowance for loan losses and make additional provisions in future periods as deemed necessary.

Other Income

Other income results from the charges and fees collected by the Company from its customers for various services performed, data processing income received from nonaffiliated banks, miscellaneous other income and gains (or losses) from the sale of investment securities held in the available for sale category. Total other income was $149,000 lower in the third quarter of 2004 compared with 2003 as a result of reduced secondary market loan origination fees and lower gains realized on the sale of available for sale investment securities sold. Available for sale investment security gains totaled $26,000 in the third quarter of 2004 compared with $53,000 in the 2003 period. Secondary market loan origination fees declined to $101,000 in the third quarter of 2004 compared to $225,000 for the quarter ended September 30, 2003.

Other Expense

Total other noninterest expense for the quarter ended September 30, 2004 was $91,000 or 2 percent lower compared to noninterest expense for the third quarter of 2003. Other expense includes all the costs incurred to operate the Company except for interest expense, the loan loss provision and income taxes. Salaries and benefits expense for the third quarter of 2004 was $10,000 lower compared with 2003. Occupancy and equipment expense increased by $72,000 in the third quarter of 2004 compared with the three months ended September 30, 2003 due to the higher depreciation expense on data processing equipment and increased maintenance agreement expense on check handling equipment. Professional fees were $37,000 greater in 2004 due primarily to attorney fees related to loan litigation. Other operating expenses declined $166,000, or 16 percent in the third quarter of 2004.

Income Tax Expense

The Company incurred income tax expense of $846,000 for the three months ended September 30, 2004 compared with $769,000 for the three months ended September 30, 2003. The effective income tax rate as a percent of income before taxes for the three months ended September 30, 2004 and 2003 was 34.7 percent and 35.4 percent, respectively. The effective tax rate varies from the statutory rate due to state taxes and the amount of tax-exempt income earned during the period.

NINE MONTHS ENDED SEPTEMBER 30, 2004

The Company recorded net income of $4,596,000 for the nine months ended September 30, 2004, compared with net income of $4,128,000 for the first nine months of 2003, an increase of $468,000 or 11 percent. The increase in net income was primarily due to improved net interest margin, which was partially offset by an increase in the provision for loan losses. Basic earnings per share for the first nine months of 2004 were $1.21 versus $1.07 for the first nine months of 2003. Diluted earnings per share for the nine months ended September 30, 2004 were $1.18 and $1.04 for the first nine months of 2003. Actual weighted average shares outstanding were 3,788,203 and 3,871,562 for the first nine months of 2004 and 2003, respectively. The Company’s return on average assets for the nine months ended September 30, 2004 was .98 percent compared with a return of .92 percent for the nine months ended September 30, 2003. The Company’s return on average equity was 10.77 percent for the nine months ended September 30, 2004 versus 9.79 percent for the nine months ended September 30, 2003.

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

RESULTS OF OPERATIONS

Net Interest Income

The Company’s net interest income for the nine months ended September 30, 2004 increased $1,726,000 or 10 percent to $18,201,000 from $16,475,000 for the nine months ended September 30, 2003. Total interest income was $300,000 or 1 percent greater in the first nine months of 2004 compared with the same period in 2003 primarily due to increased volume of loans and higher volume and yields on loan pool participations, which was offset by lower yields on loans and investment securities. Total interest expense for the nine months ended September 30, 2004 decreased $1,426,000 or 13 percent compared with the same period in 2003 due to a lower cost of funds, reflecting the interest rate environment. The Company’s net interest margin on a federal tax-equivalent basis for the first nine months of 2004 increased to 4.20 percent from 3.99 percent in the first nine months of 2003. The Company’s overall yield on earning assets declined to 6.48 percent for the first nine months of 2004 compared with 6.71 percent for the nine months ended September 30, 2003. The rate on interest-bearing liabilities decreased in the nine months ended September 30, 2004 to 2.53 percent compared to 3.02 percent for the first nine months of 2003.

Interest income and fees on loans decreased $246,000 or 1 percent in the first nine months of 2004 compared to the same period in 2003. Average loans were $25,922,000 or 7 percent higher in the nine months ended September 30, 2004 compared with same period in 2003. The increase in loan volume reflects new loan originations. Lower interest rates in the first nine months of 2004 compared with 2003 offset the additional loan volume. The average yield on loans decreased to 6.09 percent for the first nine months of 2004, compared to 6.63 percent in the first nine months of 2003.

Interest and discount income on loan pool participations was $874,000 or 14 percent greater for the first nine months of 2004 compared with 2003. Interest income and discount collected on the loan pool participations for the nine months ended September 30, 2004 was $7,186,000 compared with $6,312,000 collected in the first nine months of 2003. The yield on loan pool participations was 10.87 percent for the first nine months of 2004 compared with 9.92 percent for the same period in 2003. The average loan pool participation investment balance was $3,239,000 or 4 percent higher in 2004 than in 2003 as pools were purchased during the period. During the first quarter of 2004, settlements and collection of loans in litigation was significantly higher than historical average.

Interest income on investment securities decreased $306,000 or 9 percent in the nine months ended September 30, 2004, compared with the nine months ended September 30, 2003 due to decreased yield in the portfolio. Interest income on investment securities totaled $3,195,000 for the first nine months of 2004 compared with $3,501,000 in 2003. The average balance of investments in 2004 was $104,646,000 versus $105,344,000 in the first nine months of 2003. The yield on the Company’s investment portfolio in the first nine months of 2004 decreased to 4.31 percent from 4.68 percent in the comparable period of 2003 reflecting new purchases and reinvestment of maturing securities at lower market interest rates.

Interest expense on deposits was $1,627,000 or 21 percent less in the first nine months of 2004 compared with 2003 mainly due to the low national and local market interest rate environment. Average interest-bearing deposits for the first nine months of 2004 were $4,559,000 greater compared with the same period in 2003. The weighted average rate paid on interest-bearing deposits was 1.99 percent in the first nine months of 2004 compared with 2.54 percent in the first nine months of 2003.

Interest expense on borrowed funds was $201,000 or 6 percent greater in the first nine months of 2004 compared with 2003, reflecting the Company’s higher average borrowed funds in 2004 compared with 2003. Average borrowed funds for the nine months ended September 30, 2004 were $18,130,000 or 20 percent greater compared to the same period in 2003. The weighted average rate paid on borrowed funds declined to 4.60 percent in the first nine months of 2004 compared with 5.22 percent in the nine months ended September 30, 2003.

Provision for Loan Losses

The Company recorded a provision for loan losses of $688,000 in the first nine months of 2004 compared with $447,000 in the first nine months of 2003. Much of the additional provision for loan losses in the first nine months of 2004 was necessitated by loan charge-offs during the period.

Other Income

Total other income was $51,000 or 2 percent higher in the first nine months of 2004 compared with 2003 as a result of gains realized on the sale of available for sale investment securities sold to fund loan pool participation purchases. Available for sale investment security gains totaled $136,000 in the first nine months of 2004 compared with $54,000 in the 2003 period. Reduced secondary market loan origination fees of $283,000 were somewhat offset by increased deposit service charges.

Other Expense

Total other noninterest expense for the nine months ended September 30, 2004 was $1,072,000 or 9 percent greater compared to noninterest expense for the first nine months of 2003. Salaries and benefits expense for the first nine months of 2004 was $843,000 or 12 percent greater compared with 2003. Approximately $411,000 of this increase was attributable to the retirement of one of the bank subsidiary presidents, with the remainder of the increase due to additional employees, increased salary levels and increased health insurance costs. Occupancy and equipment expense increased by $286,000 or 14 percent in 2004 compared with the first nine months of 2003 due to the higher depreciation expense on data processing equipment and increased maintenance agreement expense on check handling equipment. Professional fees were $158,000 greater in 2004 due primarily to attorney fees related to loan litigation and fees paid to outside consultants. Other operating expenses were $170,000 lower in 2004 compared with the first nine months of 2003.

Income Tax Expense

The Company incurred income tax expense of $2,428,000 for the nine months ended September 30, 2004 compared with $2,432,000 for the nine months ended September 30, 2003. The effective income tax rate as a percent of income before taxes for the nine months ended September 30, 2004 and 2003 was 34.6 percent and 37.1 percent, respectively. The effective tax rate varies from the statutory rate due to state taxes and the amount of tax-exempt income earned during the period.

FINANCIAL CONDITION

Total assets as of September 30, 2004 were $633,463,000 compared with $623,306,000 as of December 31, 2003, an increase of $10,157,000 or 2 percent. As of September 30, 2004, the Company had $11,340,000 federal funds purchased compared with $10,450,000 purchased as of December 31, 2003. Federal funds are purchased on a short-term basis to meet liquidity needs.

Investment Securities

Investment securities available for sale totaled $86,816,000 as of September 30, 2004. This is a decrease of $14,032,000 from December 31, 2003. Investment securities classified as held to maturity declined to $7,866,000 as of September 30, 2004, compared with $10,596,000 on December 31, 2003. Available for sale securities were sold and maturing securities were not reinvested to meet loan demand and to purchase loan pool participations.

Loans

Total loans were $398,852,000 as of September 30, 2004, compared with $377,017,000 as of December 31, 2003, an increase of $21,835,000 or 6 percent. Much of the Company’s growth in loan volume was in the commercial real estate category with increases also occurring in residential real estate loans as well as in the commercial loan category. New loan originations in the Oskaloosa, Pella and Waterloo markets contributed to the loan growth. As of September 30, 2004, the Company’s loan to deposit ratio was 87.3 percent compared with a year-end 2003 loan to deposit ratio of 83.2 percent. As of September 30, 2004, loans secured by real estate (including 1 to 4 family, multi-family, commercial and agricultural) comprised the largest category in the portfolio at approximately 66 percent of total loans. Commercial loans were the next largest category at 17 percent. Agricultural loans were approximately 14 percent of the total loan portfolio and loans to individuals constituted approximately 3 percent.

Loan Pool Participations

As of September 30, 2004, the Company had loan pool participations of $93,387,000, an increase of $4,328,000 or 5 percent from the December 31, 2003 balance of $89,059,000. The increase in the loan pool participations is the result of purchases of $39,351,000 during the first nine months of 2004, which was offset by collections of loan pool participations. The loan pool investment balance shown as an asset on the Company’s Statement of Condition represents the discounted purchase cost of the loan pool participations. The average loan pool participation balance of $88,331,000 for the first nine months of 2004 was $3,239,000 or 4 percent higher than the average balance of $85,092,000 for the first nine months of 2003.

Goodwill and Other Intangible Assets

Goodwill increased to $13,538,000 as of September 30, 2004 from $12,976,000 as of December 31, 2003, reflecting the excess of the purchase price over the fair value of the assets acquired of Koogler Company of Iowa. Total goodwill from the transaction was $562,000. Goodwill is subject to testing for impairment in accordance with the provisions of Financial Accounting Standards Board Statement No. 142. No impairment write-down of goodwill has been recorded.

Other intangible assets decreased to $1,033,000 as of September 30, 2004 from the December 31, 2003 total of $1,244,000. The gross carrying amount of other intangible assets and the associated accumulated amortization at September 30, 2004 is presented in the table below. Amortization expense for intangible assets was $64,000 and $88,000 for the three months ended September 30, 2004 and 2003, respectively. For the nine months ended September 30, 2004 and 2003, amortization expense for intangible assets was $211,000 and $256,000, respectively.

	Gross Carrying Amount	Accumulated Amortization	Unamortized Intangible Assets
	(in thousands)
Intangible assets:
Core deposit premium	$3,281	2,248	1,033

Amortization of intangible assets is recorded using an accelerated method based on the estimated life of the core deposit intangible. Projections of amortization expense are based on existing asset balances and the remaining useful lives. The following table shows the estimated future amortization expense.

Core Deposit Premium
(in thousands)
Three months ended December 31, 2004	$65
Year ended December 31,
2005	219
2006	184
2007	155
2008	156
2009	126
Thereafter	128

Deposits

Total deposits as of September 30, 2004 were $456,891,000 compared with $453,125,000 as of December 31, 2003, an increase of $3,766,000 or 1 percent. Certificates of deposit remain the largest category of deposits at September 30, 2004 representing approximately 50 percent of total deposits.

Borrowed Funds/Notes Payable

The Company had $11,340,000 in Federal Funds purchased on September 30, 2004. There was $10,450,000 in Federal Funds purchased on December 31, 2003. During the first nine months of 2004, the Company had an average balance of Federal Funds purchased of $7,123,000. Advances from the Federal Home Loan Bank totaled $83,639,000 as of September 30, 2004 compared with $78,944,000 as of December 31, 2003. The Company utilizes Federal funds purchased and Federal Home Loan Bank Advances as a supplement to customer deposits to fund earning assets. Notes payable increased to $10,700,000 on September 30, 2004 compared to $9,000,000 as of December 31, 2003. The increase in notes payable was primarily used to repurchase Company stock. Long-term debt in the form of a trust-preferred security was $10,310,000 as of September 30, 2004 and December 31, 2003.

Nonperforming Assets

The Company’s nonperforming assets totaled $3,800,000 (.95 percent of total loans) as of September 30, 2004, compared to $3,292,000 (.87 percent of total loans) as of December 31, 2003. All nonperforming asset totals and related ratios exclude the loan pool participations. The following table presents the categories of nonperforming assets as of September 30, 2004 compared with December 31, 2003:

	September 30, 2004	December 31, 2003
	(in thousands)
Impaired loans and leases:
Nonaccrual	$2,033	1,737
Restructured	486	567

Total impaired loans and leases	2,519	2,304
Loans and leases past due 90 days and more	1,192	825

Total nonperforming loans	3,711	3,129
Other real estate owned	89	163

Total nonperforming assets	$3,800	3,292

From December 31, 2003 to September 30, 2004, the Company’s nonaccrual loans increased $296,000. Loans ninety days past due increased $367,000. Troubled debt restructurings decreased $81,000 and other real estate owned decreased by $74,000. The Company’s allowance for loan losses as of September 30, 2004 was $4,860,000, which was 1.22 percent of total loans as of that date. This compares with an allowance for loan losses of $4,857,000 as of December 31, 2003, which was 1.29 percent of total loans. The allowance for loan losses increased $3,000 during the first nine months of 2004 as a result of net charge-offs taken during the period being only slightly lower than the provision for loan loss taken. As of September 30, 2004, the allowance for loan losses was 127.92 percent of nonperforming assets compared with 147.57 percent as of December 31, 2003. Based on the inherent risk in the loan portfolio, management believes that as of September 30, 2004, the allowance for loan losses is adequate. For the three months ended September 30, 2004, the Company’s net loan charge-offs were

$55,000 compared with net charge-offs of $6,000 during the quarter ended September 30, 2003. Year-to-date net charge-offs through September 30, 2004 were $685,000 compared with $161,000 for the first nine months of 2003. Much of the additional charge-offs that occurred in 2004 were attributable to bankruptcy filings of two commercial credits and two agricultural lines of credit. Prospects for recovery of these charge-offs are deemed minimal. Management does not believe that these charge-offs are reflective of an overall deterioration in the Company’s credit quality.

Changes in the allowance for loan losses for the nine months ended September 30, 2004 and 2003 were as follows:

	2004	2003
	(in thousands)
Balance at beginning of year	$4,857	3,967
Provision for loan losses	688	447
Recoveries on loans previously charged off	52	38
Loans charged off	(737)	(199)
Acquisition allowance	—	607

Balance at end of period	$4,860	4,860

Capital Resources

Total shareholders’ equity was 8.9 percent of total assets as of September 30, 2004 and 9.0 percent as of December 31, 2003. The Company’s Tier 1 Capital Ratio was 11.0 percent of risk-weighted assets as of September 30, 2004 and was 11.2 percent as of December 31, 2003, compared to a 4.0 percent regulatory requirement. Risk-based capital guidelines require the classification of assets and some off-balance-sheet items in terms of credit-risk exposure and the measuring of capital as a percentage of the risk-adjusted asset totals. Tier 1 Capital is the Company’s total common shareholders’ equity plus the trust preferred security reduced by goodwill. Management believes that, as of September 30, 2004, the Company and its subsidiary banks meet all capital adequacy requirements to which they are subject. As of that date, all the bank subsidiaries were “well capitalized” under regulatory prompt corrective action provisions. On May 24, 2004, the Company announced that the Board of Directors authorized a stock repurchase of up to $2,000,000 until December 31, 2004. Subsequent to this announcement and prior to September 30, 2004, the Company repurchased 117,500 shares on the open market at a cost of $1,997,575. For additional information pertaining to the share repurchase program during the third quarter, see the response in Part II – Item 2 of this Form 10-Q. An additional 7,879 shares were reacquired by the Company as payment for the exercise of options. A total of 1,334 shares were issued during the third quarter for options exercised under previously awarded grants. Year-to-date 2004, a total of 71,938 shares have been issued for options exercised. Cash dividends of $.17 per share were paid to shareholders on September 15, 2004.

Liquidity

Liquidity management involves meeting the cash flow requirements of depositors and borrowers. The Company conducts liquidity management on both a daily and long-term basis; and it adjusts its investments in liquid assets based on expected loan demand, projected loan maturities and payments, estimated cash flows from the loan pool participations, expected deposit flows, yields available on interest-bearing deposits, and the objectives of its asset/liability management program. The Company had liquid assets (cash and cash equivalents) of $12,085,000 as of September 30, 2004, compared with $14,540,000 as of December 31, 2003. Investment securities classified as available for sale could be sold to meet liquidity needs if necessary. Additionally, the bank subsidiaries maintain lines of credit with correspondent banks and the Federal Home Loan Bank that would allow them to borrow federal funds on a short-term basis if necessary. The Company also maintains a line of credit with a major commercial bank that provides liquidity for the purchase of loan pool participations and other corporate needs. Management believes that the Company has sufficient liquidity as of September 30, 2004 to meet the needs of borrowers and depositors.

Commitments and Contingencies

In the ordinary course of business, the Company is engaged in various issues involving litigation. Management believes that none of this litigation is material to the Company’s results of operations.

Acquisition of Securities Brokerage Company

On June 10, 2004, the Company entered into a definitive agreement to acquire the assets of the Koogler Company of Iowa, a sole proprietorship, which was a registered investment advisor. It is planned to offer improved investment advisory and brokerage services utilizing the expertise of Mr. Koogler and his staff throughout the banking offices of the Company. The Company formed a new wholly-owned subsidiary called MidWestOne Investment Services, Inc. to provide these services. Closing for the transaction occurred on July 30, 2004.

Critical Accounting Policies

The Company has identified two critical accounting policies and practices relative to the financial condition and results of operation. These two accounting policies relate to the allowance for loan losses and to loan pool accounting.

The allowance for loan losses is based on management’s estimate. Management believes the allowance for loan losses is adequate to absorb losses in the existing portfolio. In evaluating the portfolio, management takes into consideration numerous factors, including current economic conditions, prior loan loss experience, the composition of the loan portfolio, and management’s estimate of probable credit losses. The allowance for loan loss is established through a provision for loss based on management’s evaluation of the risk inherent in the loan portfolio, the composition of the portfolio, specific impaired loans, and current economic conditions. Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loss experience, and other factors that warrant recognition in providing for an adequate allowance for loan loss.

The loan pool accounting practice relates to management’s estimate that the investment amount reflected on the Company’s financial statements does not exceed the estimated net realizable value or the fair value of the underlying collateral securing the purchased loans. In evaluating the purchased loan portfolio, management takes into consideration many factors, including the borrowers’ current financial situation, the underlying collateral, current economic conditions, historical collection experience, and other factors relative to the collection process.

In the event that management’s evaluation of the level of the allowance for loan losses is inadequate, the Company would need to increase its provision for loan losses. If the estimated realizable value of the loan pool participations is overstated, the Company’s yield on the loan pools would be reduced.

Off-Balance Sheet Arrangements.

The Company has no off-balance sheet arrangements.

Part I – Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Market risk is the risk of earnings volatility that results from adverse changes in interest rates and market prices. The Company’s market risk is primarily comprised of interest rate risk arising from its core banking activities of lending and deposit taking. Interest rate risk is the risk that changes in market interest rates may adversely affect the Company’s net interest income. Management continually develops and applies strategies to mitigate this risk. The Company has not experienced any material changes to its market risk position since December 31, 2003, from that disclosed in the Company’s 2003 Form 10-K Annual Report. Management does not believe that the Company’s primary market risk exposures and how those exposures were managed in the first nine months of 2004 changed when compared to 2003.

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

Part II – Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. (a)-(b) Not applicable

(c)

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 2004	—	$—	—	$500,000
August 2004	27,500	18.10	27,500	2,000
September 2004	—	—	—	2,000

Total	27,500	$18.10	27,500	$2,000

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

(b) Reports on Form 8-K:

A report on Form 8-K was filed on July 27, 2004 reporting the earnings of the Company for the quarter and six months ended June 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MidWestOne Financial Group, Inc.
(Registrant)

By:	/s/ CHARLES S. HOWARD
Charles S. Howard
Chairman, President, Chief Executive Officer

November 12, 2004
Dated

By:	/s/ DAVID A. MEINERT
David A. Meinert
Executive Vice President and Chief Financial Officer
(Principal Accounting Officer)

November 12, 2004
Dated