Form 10-K
period 2004-12-31
MIDWESTONE FINANCIAL GROUP INC
filed 2005-03-30
CIK 741390

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	Commission file number 0-24630
December 31, 2004

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2004, was $61,093,603.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most recent practicable date, March 22, 2005.

3,769,166 shares Common Stock, $5 par value

DOCUMENTS INCORPORATED BY REFERENCE

The Annual Report to Shareholders for the 2004 fiscal year is incorporated by reference into Part II hereof to the extent indicated in such Part.

The definitive proxy statement of MidWestOne Financial Group, Inc. for the 2005 annual meeting of shareholders is incorporated by reference into Part II and Part III hereof to the extent indicated in such Parts.

PART I

PART I

Item 1.  Business

A.  General Description

MidWestOne Financial Group, Inc. (the “Company”) is a financial holding company headquartered in Oskaloosa, Mahaska County, Iowa. The Company was incorporated in Iowa in 1973 and was a bank holding company registered under the Bank Holding Company Act of 1956. Effective January 9, 2005, the Company became a financial holding company pursuant to the provisions of the Gramm-Leach-Bliley Act of 1999. The Company owns 100% of the stock of four bank subsidiaries (collectively referred to as the “Banks”). These four banks are MidWestOne Bank & Trust (“MBT”), Central Valley Bank (“CVB”), Pella State Bank (“PSB”) and MidWestOne Bank (“MWB”). The Company also owns 100% of the stock of a commercial finance company MIC Financial, Inc. (“MIC Financial”). On July 27, 2004, the Company organized a new wholly-owned subsidiary known as MidWestOne Investment Services, Inc. (“MWI”) to provide retail brokerage and financial planning services throughout the banking offices of the Company. On July 30, 2004, the Company acquired the assets of Koogler Company of Iowa (“KCI”), a sole proprietorship, which was a retail brokerage and financial planner, and assigned these assets to MWI.

The Bank subsidiaries engage in retail and commercial banking and related financial services, providing the usual products and services such as deposits, commercial, agricultural, real estate, and consumer loans, and trust services. MIC Financial has provided factoring, equipment leasing and accounts receivable financing to small business clients. The Company is no longer offering these services and is in the process of collecting the remaining assets of MIC Financial.

Since 1988, the Company, either directly or through the Banks, has invested in loan pool participations that have been purchased by certain non-affiliated independent service corporations (collectively, the “Servicer”) from various sources including large financial institutions and the Federal Deposit Insurance Corporation (“FDIC”). These loan pool investments generally consist of performing, nonperforming, or distressed loans, that have been sold at prices reflecting varying discounts from the aggregate outstanding principal amount of the underlying loans depending on the credit quality of the portfolio. The Servicer collects these loans from the borrowers.

The Company provides services to the Banks including management assistance, auditing services, human resources administration, marketing assistance and coordination, assistance with respect to accounting and operating systems and procedures, loan review, check processing and data processing. Charges for these services are priced at an arm’s-length basis and are based on the nature and extent of these services. The Company also provides data processing services to one non-affiliated bank.

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

MIC Financial, Inc.—MIC Financial is an Iowa corporation that was formed by the Company in 1974 under the name of MIC Leasing Co. The company operated under the name of On-Site Commercial Services until June 1997 when the name was officially changed to On-Site Credit Services, Inc. Effective March 21, 2000, the name was changed to MIC Financial, Inc. MIC Financial originated and serviced machinery and equipment leases to small businesses and farmers and also provided accounts receivable financing and factoring services to small businesses mainly in the state of Iowa. In April 1999, the Company’s Board of Directors determined that it would discontinue the activities of MIC Financial and subsequently sold, collected, or charged-off a substantial portion of the entity’s assets. Management continues to collect the remaining assets of MIC Financial, which were valued at $215,000 as of December 31, 2004.

MidWestOne Investment Services, Inc.—MWI is an Iowa corporation that was formed in 2004. The entity provides retail brokerage and financial planning services in conjunction with the Company’s bank subsidiary locations in Pella, Oskaloosa, Sigourney and Burlington, Iowa.

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

The Company has invested in loan pools purchased by the Servicer from large nonaffiliated banking organizations and from the FDIC acting as receiver of failed banks and savings and loan institutions. The loans comprising the pools were originated throughout the United States. As part of the agreement to purchase participation interests in the loan pools, the Company and its bank subsidiaries have contracted with the Servicer to service the underlying loans within the respective loan pools which are owned of record by the Servicer. The Servicer also evaluates various loan pools prior to purchase and makes recommendations to the Company concerning the creditworthiness of proposed loan pool purchases and proposes appropriate bids to the Company and any other potential loan pool participants.

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

Each pool has a different composition and different characteristics. The composition of a loan pool is generally determined by the seller based on its desire to maximize the price it receives for all loans among the various pools. Many of the pools consist of loans primarily secured by single-family, multi-family, and small commercial real estate. Some pools may consist of a large number of small consumer loans that are secured by other assets such as automobiles or mobile homes, while other pools may consist of small to medium balance commercial loans. Some may contain a mixture of such loans and other types of loans. The pools the Company is currently investing in are comprised primarily of performing loans and past-due nonperforming loans. The price bid and paid for such a loan pool is determined based on the composition of the particular pool, the amounts the Servicer believes can be collected on such a pool, and the risks associated with the collection of such amounts.

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

Since 1988, the Servicer and its predecessor organizations, on behalf of the Company and other investors, have bid on a large number of loan pools and have been successful in purchasing 117 loan pools. The Company and other investors in the loan pools fund the purchase by the Servicer and each investor receives a percentage interest in the loan pool based on its proportional investment relative to the total purchase price of the pool. Each investor receives a loan pool participation certificate reflecting this interest.

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

The investment in loan pools has been accounted for on a nonaccrual (or cash) basis in one of three methods, depending on the circumstances. First, if a borrower makes regular payments on a loan, the payment received is first applied to interest income in the amount of interest due at the contract rate. Further payments are applied to principal in a ratio reflecting the proportion of cost basis to loan principal amount. Payments in excess of interest and this ratio are recorded as discount income. Discount income earned over the life of a loan represents loan principal collected in excess of the price originally paid to acquire the loan from the FDIC or any other sellers, which price constitutes the cost “basis” of the loan.

Secondly, if the borrower fails to make regular payments, the Servicer and the Company evaluate the collateral supporting the loan. If it is determined that the loan is well secured, then payments are applied as previously described. If it is determined that the collateral is deficient, payments are applied to the principal balance of the loan with no recognition of interest due. The cost recovery method governs the application of payments received to the outstanding principal balance. Under this method, any amount received is initially applied to the cost “basis” of the loan and any additional amounts received are recognized as discount income.

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

Beginning on January 1, 2005, subsequent pools acquired will be accounted for in accordance with the provisions of Statement of Position 03-3 (“SOP 03-3”) issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants. No change is required for those pools acquired prior to December 31, 2004, and the accounting treatment utilized on those pools will remain as previously discussed. SOP 03-3 provides updated guidance on the accounting for purchased loans that show evidence of deterioration of credit quality since origination and for which it is probable, at acquisition, that the purchaser will be unable to collect all contractually required payments receivable. SOP 03-3 generally requires that the excess of the estimated cash flows expected to be collected on the loan over the initial investment be accreted over the estimated remaining life of loan. According to the SOP 03-3, in order to apply the interest method of recognition to these types of loans, there must be sufficient information to reasonably estimate the amount and timing of the cash flows expected to be collected. When that is not the case, the loan should be accounted for as a nonaccrual status applying the cash basis income recognition to the loan.

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

The Company’s overall cost basis in its loan pool participations represents a discount from the aggregate outstanding principal amount of the loans underlying the pools. For example, as of December 31, 2004 and 2003, such cost basis was $105,502,000 and $89,059,000, respectively, while the contractual outstanding principal amounts of the underlying loans as of such dates were approximately $153,734,000 and $116,257,000, respectively. The discounted cost basis inherently reflects the assessed collectibility of the underlying loans and thus creates a built-in reserve against the risk of nonpayment in the loan pools. The Company does not include any amounts related to the loan pool participations in its totals of nonperforming loans. As part of the ongoing collection process, the Servicer may, from time to time, foreclose on real estate mortgages and acquire title to property in satisfaction of such debts. This real estate may be held by the servicer as “real estate owned” for a period of time until it can be sold. Since the Company’s investment in loan pools are classified as participations in pools of loans, the Company does not include the real estate owned that is held by the Servicer with the amount of any other real estate it may hold directly as a result of its own foreclosure activities.

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

D.  Competition

The Company competes in the commercial banking industry through its subsidiary banks. This industry is highly competitive, and all the bank subsidiaries face strong direct competition for deposits, loans, and other financial-related services. The Banks in Benton, Black Hawk, Des Moines, Iowa, Jefferson, Keokuk, Lee, Louisa, Mahaska, Marion, and Wapello counties in south central and eastern Iowa compete with other commercial banks, other thrifts, credit unions, stockbrokers, finance divisions of auto and farm equipment companies, agricultural suppliers, and other agricultural-related lenders. Some of these competitors are local, while others are statewide or nationwide. The Banks compete for deposits principally by offering depositors a wide variety of deposit programs, convenient office locations, hours and other services, and for loan originations primarily through interest rates and loan fees they charge, the efficiency and quality of services they provide to borrowers and the variety of their loan products. Some of the financial institutions and financial service organizations with which the Banks compete are not subject to the same degree of regulation as that imposed on federally insured Iowa-chartered banks. As a result, such competitors have advantages over the Banks in providing certain services. As of December 31, 2004, there were approximately 60 other banks having 169 offices or branches operating within the 11 counties in which the Company has locations. Based on deposit information collected by the FDIC as of June 30, 2004, the Company maintained approximately 9 percent of the bank deposits within the 11 counties. New competitors may develop that are substantially larger and have significantly greater resources than any of the Banks. Currently, major competitors in certain of the Company’s markets include banking subsidiaries of Wells Fargo Bank, U. S. Bank, Union Planters Bank (now Regions) and Commercial Federal Bank. As a result of federal legislation to allow unlimited interstate branching, the Company may experience heightened competition from these and other major financial institutions seeking to expand their regional banking presence in Iowa.

The Company also faces competition with respect to its investments in loan pool participations. The Company’s financial success to date is largely attributable to the Servicer’s ability to determine which loan pools to bid on and ultimately purchase, the availability of assets to fund the purchases and the Servicer’s ability to collect on the underlying assets. Investments in loan pools have become increasingly popular in recent years, leading financial institutions and other competitors to become active at loan pool auctions conducted by the FDIC and other sellers. There is no assurance that the Company, through the Servicer, will be able to bid successfully in the future. Certain existing competitors of the Company are substantially larger and have significantly greater financial resources than the Company. Increased participation by new institutions or other investors may also create increased buying interest which could also result in higher bid prices for the type of loan pools considered for investment by the Company. In addition, new and existing competitors may develop due diligence procedures comparable to the Servicer’s procedures. The emergence of such competition could have a material adverse effect on the Company’s business and financial results. The Company expects that its success in the future will depend more on the performance of its bank subsidiaries and less on the investment in loan pool participations.

E.  Supervision and Regulation

Financial holding companies and banks are extensively regulated under federal and state law. References under this heading to applicable statutes or regulations are brief summaries of the portions thereof and do not purport to be complete and are qualified in their entirety by reference to those statutes and regulations. Any change in applicable laws or regulation may have a material adverse effect on the business of the Company and the Banks.

The Company, as a financial holding company, is subject to regulation under the Bank Holding Company Act of 1956 (the “Act”) and is registered with the Board of Governors of the Federal Reserve System. Under the Act, the Company is prohibited, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to affiliated banks, except that the Company may engage in and own shares of companies engaged in certain businesses found by the Board of

Governors to be so closely related to banking “as to be proper incident thereto,” such as owning a savings association. The Act does not place territorial restrictions on the activities of bank-related subsidiaries of bank holding companies. The Company is required by the Act to file periodic reports of its operations with the Board of Governors and is subject to examination by the Board of Governors. Under the Act and Federal Reserve Board regulations, the Company and the Banks are prohibited from engaging in certain tie-in arrangements in connection with an extension of credit, lease, sale of property, or furnishing of services.

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

Under Iowa law, the Banks are subject to supervision and examination by the Iowa Division of Banking. Each of the Banks are required to pay supervisory assessments to the Iowa Division of Banking to fund the operations of that agency. The amount of the assessment is calculated on the basis of each institution’s total assets. As an affiliate of these banks, the Company is also subject to examination by the Iowa Division of Banking.

The deposits of the Banks are insured by the Federal Deposit Insurance Corporation (the “FDIC”) and the Banks are, therefore, also subject to the supervision and examination by the FDIC. The Banks are required to maintain certain minimum capital ratios established by these regulators. The Banks are assessed fees by the FDIC to insure the funds of customers on deposit.

In addition, Iowa state law imposes restrictions on the operations of state-chartered banks including limitations on the amount a bank can lend to a single borrower and limitations on the nature and amount of securities in which it may invest. Iowa state-chartered banks are limited to loaning money to a single borrower in an amount not to exceed 15% of the individual bank’s aggregate capital, plus additional amounts under certain circumstances. Among other things, Iowa law imposes restrictions on certain types of loans made by a bank, limiting the bank from making loans (or purchasing participation interests in loan pools) secured by real estate located outside Iowa and its contiguous states in amounts exceeding 25% of its regulatory capital.

Effective July 1, 2004, Iowa law changed to permit the establishment of branches anywhere within the state, subject to the receipt of all required regulatory approvals. The number of offices a state bank may establish is not limited. Prior to July 1, 2004, Iowa law restricted the number of branch locations that a bank could establish.

The Company operates within a regulatory structure that continuously evolves. In the last several years, significant changes have occurred that affect the Company. There can be no assurance that the Iowa or federal regulators will not in the future impose further restrictions or limits on the Company’s business operations including loan pool activities.

The FDIC Improvement Act of 1991 (the “FDICIA”) was primarily designed to recapitalize the FDIC’s Bank Insurance Fund (the “BIF”) and the Savings Association Insurance Fund (the “SAIF”). To accomplish this purpose the FDIC was granted additional borrowing authority, granted the power to levy emergency special assessments on all insured depository institutions, granted the power to change the BIF and SAIF rates on deposits on a semi-annual basis, and directed to draft regulations that provided for a “Risk-Based Assessment System” that was implemented on January 1, 1994. The FDICIA also imposed additional regulatory safety and soundness standards upon depository institutions and granted additional authority to the FDIC. The FDICIA generally requires that all institutions be examined by the FDIC annually. Under the provisions of the FDICIA, all regulatory authorities are required to examine their regulatory accounting standards and, to the extent possible, are required to conform to generally accepted accounting principles. Finally, the FDICIA requires the federal banking regulators to take prompt corrective action with respect to depository institutions that fall below certain capital standards and prohibits any depository institution from making any capital distribution that would cause it to be undercapitalized.

Legislation became effective on September 30, 1995, which served to lessen or remove certain legal barriers to interstate banking and branching by financial institutions. The legislation has resulted in an increase in the nationwide consolidation activity occurring among financial institutions by facilitating interstate bank operations and acquisitions.

On November 2, 1999, the Gramm-Leach-Bliley Act was enacted into law. This legislation provides for significant financial services reform by repealing key provisions of the Glass Steagall Act thereby permitting commercial banks to affiliate with investment banks, it substantially modifies the Bank Holding Company Act of 1956 to permit companies that own banks to engage in any type of financial activity, and it allows subsidiaries of banks to engage in a broad range of financial activities that are not permitted for banks themselves. The Gramm-Leach-Bliley Act significantly changed the competitive environment in which the Company and its subsidiaries conduct business, including the opportunity for brokerage and financial services such as those offered through the newly created subsidiary MWI.

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

F.  Employees

On December 31, 2004, the Company had 202 full-time equivalent employees. The Company provides its employees with a comprehensive program of benefits, some of which are on a contributory basis, including comprehensive medical and dental plans, life insurance, long-term and short-term disability coverage, a 401(k) plan, and an employee stock ownership plan. None of the employees are represented by unions. Management considers its relationship with its employees to be excellent.

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

I.  Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential

The following table details average balances, interest income/expense and average rates/yield for the Company’s earning assets and interest-bearing liabilities for the years ended December 31, 2004, 2003 and 2002 reported on a fully tax-equivalent basis assuming a 34% tax rate.

	Year ended December 31,
	2004			2003			2002
	Average Balance	Interest Income (2)/ Expense	Average Rate/ Yield	Average Balance	Interest Income (2)/ Expense	Average Rate/ Yield	Average Balance	Interest Income (2)/ Expense	Average Rate/ Yield
	(dollars in thousands)
Average earning assets:
Loans (1)	$391,131	$23,885	6.11%	$366,754	$23,894	6.52%	$313,041	$22,845	7.30%
Loan pool participations	89,430	9,395	10.50	85,959	8,985	10.45	94,861	10,058	10.60
Interest-bearing deposits	498	4	0.84	1,638	10	0.62	2,346	22	0.92
Investment securities available for sale:
Taxable investments	90,214	3,455	3.83	89,534	3,758	4.20	67,172	3,215	4.79
Tax exempt investments	3,478	203	5.83	3,819	239	6.24	3,324	244	7.33
Investment securities held to maturity:
Taxable investments	1,347	118	8.77	5,544	415	7.48	10,501	742	7.07
Tax exempt investments	7,415	501	6.76	7,313	502	6.87	8,162	578	7.09
Federal funds sold	3,329	50	1.49	2,295	27	1.19	8,069	115	1.42

Total earning assets	$586,842	$37,611	6.41	$562,856	$37,830	6.72	$507,476	$37,819	7.45

Average interest-bearing liabilities:
Interest-bearing demand deposits	$64,203	$239	0.37	$56,194	$181	0.32	$45,010	$270	0.60
Savings deposits	124,106	1,328	1.07	115,042	1,334	1.16	100,172	1,876	1.87
Certificates of deposit	232,373	6,770	2.91	243,073	8,527	3.51	215,250	9,422	4.38
Federal funds purchased	5,578	82	1.47	4,763	63	1.32	1,011	21	2.07
Federal Home Loan Bank advances	82,250	3,975	4.83	70,631	3,880	5.49	84,863	4,872	5.74
Notes payable	10,108	428	4.23	7,725	262	3.38	6,572	270	4.11
Long-term debt	10,310	548	5.32	10,310	520	5.05	5,282	296	5.61

Total interest-bearing liabilities	$528,928	$13,370	2.53	$507,738	$14,767	2.91	$458,160	$17,027	3.72

Net interest income		$24,241	3.88		$23,063	3.81		$20,792	3.72

Net interest margin (3)			4.13%			4.10%			4.10%

(1)	Average loans outstanding includes the daily average balance of non-performing loans. Interest on these loans does not include additional interest of $166,000, $142,000, and $241,000 for 2004, 2003 and 2002, respectively, which would have been accrued based on the original terms of these loans compared to the interest that was actually recorded. Interest earned on loans includes loan fees (which are not material in amount).
(2)	Includes interest income and discount realized on loan pool participations.
(3)	Net interest margin is net interest income divided by average total earning assets.

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

	Year ended December 31,
	2004 Compared to 2003 Increase/(Decrease) Due to			2003 Compared to 2002 Increase/(Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	(in thousands)
Interest income from average earning assets:
Loans	$1,537	$(1,546)	$(9)	$3,661	$(2,612)	$1,049
Loan pool participations (1)	365	45	410	(932)	(141)	(1,073)
Interest-bearing deposits	(9)	3	(6)	(6)	(6)	(12)
Investment securities available for sale:
Taxable investments	28	(331)	(303)	974	(431)	543
Tax exempt investments	(21)	(15)	(36)	34	(39)	(5)
Investment securities held to maturity:
Taxable investments	(358)	61	(297)	(369)	42	(327)
Tax exempt investments	7	(8)	(1)	(58)	(18)	(76)
Federal funds sold	15	8	23	(71)	(17)	(88)

Total income from earning assets	1,564	(1,783)	(219)	3,233	(3,222)	11

Average expense of average interest-bearing liabilities:
Interest-bearing demand deposits	28	30	58	56	(145)	(89)
Savings deposits	101	(107)	(6)	249	(791)	(542)
Certificates of deposit	(362)	(1,395)	(1,757)	1,123	(2,018)	(895)
Federal funds purchased	12	7	19	52	(10)	42
Federal Home Loan Bank advances	593	(498)	95	(789)	(203)	(992)
Notes payable	92	74	166	43	(51)	(8)
Long-term debt	—	28	28	257	(33)	224

Total expense form interest-bearing liabilities	464	(1,861)	(1,397)	991	(3,251)	(2,260)

Net interest income	$1,100	$78	$1,178	$2,242	$29	$2,271

(1)	Includes interest income and discount realized on loan pool participations.

Interest Rate Sensitivity Analysis

The following table sets forth the scheduled repricing or maturity of the Company’s assets and liabilities as of December 31, 2004, based on the assumptions described below. The effect of these assumptions is to quantify the dollar amount of items that are interest rate sensitive and can be repriced within each of the periods specified. The table does not necessarily indicate the impact of general interest rate movements on the Company’s net interest margin because the repricing of certain categories of assets and liabilities is subject to competitive and other pressures beyond the Company’s control. As a result, certain assets and liabilities indicated as maturing or otherwirse repricing within a stated period may, in fact, mature or reprice at different times and at different volumes.

	Three Months or Less	Over Three Months to One Year	One to Three Years	Three Years or More	Total
	(dollars in thousands)
Interest earning assets:
Loans	$86,891	$76,077	$86,093	$149,793	$398,854
Loan pool participations	8,792	26,375	70,335	—	105,502
Interest-bearing deposits in banks	368	—	—	—	368
Investment securities:
Available for sale	11,504	18,049	37,449	20,793	87,795
Held to maturity	89	885	1,266	6,950	9,190
Federal funds sold	930	—	—	—	930

Total interest earning assets	108,574	121,386	195,143	177,536	602,639

Interest-bearing liabilities:
Now accounts	67,993	—	—	—	67,993
Savings deposits	125,247	—	—	—	125,247
Certificates of deposit	31,653	85,096	89,418	29,679	235,846
Federal funds purchased	2,090	—	—	—	2,090
Federal Home Loan Bank advances	6,952	16,822	21,500	46,600	91,874
Notes payable	9,700	—	—	—	9,700
Long-term debt	10,310	—	—	—	10,310

Total interest-bearing liabilities	253,945	101,918	110,918	76,279	543,060

Interest sensitivity gap per period	$(145,371)	$19,468	$84,225	$101,257

Cumulative Interest sensitivity gap	$(145,371)	$(125,903)	$(41,678)	$59,579

Interest sensitivity gap ratio	0.43%	1.19%	1.76%	2.33%
Cumulative Interest sensitivity gap ratio	0.43%	0.65%	0.91%	1.11%

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

II.  Investment Portfolio

The following table sets forth certain information with respect to the book value of the Company’s investment portfolio as of December 31, 2004, 2003 and 2002.

	December 31,
	2004	2003	2002
	(in thousands)
Securities available for sale:
U.S. government agency securities	$64,518	$65,038	$49,610
Obligations of states and political subdivisions	3,128	3,844	3,173
Other investment securities	20,149	31,966	38,410

Total securities available for sale	87,795	100,848	91,193

Securities held to maturity:
U.S. government agency securities	279	2,846	7,259
Obligations of states and political subdivisions	8,911	7,685	9,329
Other investment securities	—	65	83

Total securities held to maturity	9,190	10,596	16,671

Total investment securities	$96,985	$111,444	$107,864

The following table sets forth the contractual maturities of investment securities as of December 31, 2004, and the weighted average yields (for tax-exempt obligations on a fully tax-equivalent basis assuming as 34% tax rate) of such securities. As of December 31, 2004, the Company held no securities with a book value exceeding 10% of shareholders’ equity.

	Maturity
	Within One Year		After One but Within Five Years		After Five but Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
Securities available for sale:
U.S. government agency securities	$13,608	$3.66%	$27,894	3.07%	$23,016	4.03%	$—	—%
Obligations of states and political subdivisions	199	8.03	2,929	5.61	—	—	—	—
Other investment securities	6,823	5.91	7,320	3.54	—	—	6,006	2.32

Total securities available for sale	20,630	4.45	38,143	3.36	23,016	4.03	6,006	2.32

Securities held to maturity:
U.S. government agency securities	47	6.32	—	—	—	—	232	6.04
Obligations of states and political subdivisions	245	5.72	3,504	6.12	5,009	6.51	153	7.57

Total securities held to maturity	292	5.82	3,504	6.12	5,009	6.51	385	6.65

Total investment securities	$20,922	4.47%	$41,647	3.59%	$28,025	4.47%	$6,391	2.58%

III.  Loan Portfolio

The Company’s loan portfolio largely reflects the profile of the communities in which it operates. Apporximately two-thirds of the total loans as fo December 31, 2004, were agricultural, commercial or residential real estate loans. The following table shows the composition of the Company’s loan portfolio as of the dates indicated.

	December 31,
	2004		2003		2002		2001		2000
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(dollars in thousands)
Agricultural	$53,545	13.4%	$56,036	14.9%	$38,004	12.4%	$41,084	12.7%	$45,404	14.5%
Commercial	70,104	17.6	60,532	16.0	39,324	12.9	40,180	12.5	39,081	12.5
Real estate:
1-4 family residences	132,702	33.3	132,801	35.2	133,850	43.7	138,900	43.0	139,098	44.6
5+ residential property	10,210	2.6	7,323	1.9	4,373	1.4	3,712	1.2	3,675	1.2
Agricultural	38,163	9.6	42,809	11.4	28,947	9.5	28,075	8.7	23,855	7.6
Construction	20,113	5.0	10,475	2.8	8,058	2.6	12,555	3.9	10,007	3.2
Commercial	63,334	15.9	56,360	14.9	41,622	13.6	39,884	12.4	30,239	9.7

Real estate total	264,522	66.4	249,768	66.2	216,850	70.8	223,126	69.2	206,874	66.3

Installment	10,464	2.6	10,415	2.8	11,517	3.8	17,854	5.5	20,196	6.5
Lease financing	219	0.1	266	0.1	329	0.1	437	0.1	526	0.2

Total loans (1)	$398,854	100.1%	$377,017	100.0%	$306,024	100.0%	$322,681	100.0%	$312,081	100.0%

Total assets	$650,564		$623,306		$537,026		$545,160		$513,814

Loans to total assets		61.3%		60.5%		57.0%		59.2%		60.7%

(1)	Total loans do not include the Company’s investments in loan pool participations.

The following table sets forth the remaining maturities for certain loan categories as of December 31, 2004.

	Due Within One Year	Due in One to Five Years	Due After Five Years	Total	Total for Loans Due After One Year Having:
					Fixed Rates	Variable Rates
	(in thousands)
Agricultural	$31,349	$13,817	$8,379	$53,545	$10,743	$11,453
Commercial	33,530	28,261	8,313	70,104	25,459	11,115
Real estate—construction	13,187	5,028	1,898	20,113	4,115	2,811

Total	$78,066	$47,106	$18,590	$143,762	$40,317	$25,379

The following table provides information on the Company’s non-performing loans as of the dates indicated.

	December 31,
	2004	2003	2002	2001	2000
	(dollars in thousands)
90 days past due	$858	$825	$1,401	$926	$910
Restructured	486	567	206	—	—
Nonaccrual	1,571	1,737	1,038	2,559	2,042

Total non-performing loans	$2,915	$3,129	$2,645	$3,485	$2,952

Ratio of nonperforming loans to total loans	0.73%	0.83%	0.86%	1.08%	0.95%

IV.  Summary of Loan Loss Experience

The following table sets forth loans charged off and recovered by the type of loan and an analysis of the allowance for loan losses for the years ended December 31, 2004, 2003, 2002, 2001 and 2000.

	Year ended December 31,
	2004	2003	2002	2001	2000
	(dollars in thousands)
Amount of loans outstanding at end of period (net of unearned interest) (1)	$398,854	$377,017	$306,024	$322,681	$312,081

Average amount of loans outstanding for the period (net of unearned interest)	$391,131	$366,754	$313,041	$316,033	$302,153

Allowance for loan losses at beginning of period	$4,857	$3,967	$3,381	$2,933	$4,006

Charge-offs:
Agricultural	333	65	43	1,130	695
Commercial	282	44	204	166	1,125
Real estate—construction	—	—	—	—	—
Real estate—mortgage	350	150	221	114	131
Installment	77	88	105	76	92
Lease financing	—	—	—	—	143

Total charge-offs	1,042	347	573	1,486	2,186

Recoveries:
Agricultural	18	5	42	3	—
Commercial	7	7	15	52	182
Real estate—construction	—	—	—	—	—
Real estate—mortgage	17	7	1	92	1
Installment	30	22	31	11	22
Lease financing	—	—	—	—	16

Total recoveries	72	41	89	158	221

Net loans charged off	970	306	484	1,328	1,965
Provision for loan losses	858	589	1,070	1,776	892
Allowance at date of acquisition	—	607	—	—	—

Allowance for loan losses at end of period	$4,745	$4,857	$3,967	$3,381	$2,933

Net loans charged off to average loans	0.25%	0.08%	0.15%	0.42%	0.65%
Allowance for loan losses to total loans at end of period	1.19%	1.29%	1.30%	1.05%	0.94%

(1)	Loans do not include, and the allowance for loan losses does not include any allowance for investments in loan pool participations.

The Company has allocated the allowance for loan losses to provide for loan losses being incurred within the categories of loans set forth in the the table below. The allocation of the allowance and the ratio of loans within each category to total loans as of the dates indicated are as follows:

	December 31,
	2004		2003		2002		2001		2000
	Allowance Amount	Percent of Loans to Total Loans	Allowance Amount	Percent of Loans to Total Loans	Allowance Amount	Percent of Loans to Total Loans	Allowance Amount	Percent of Loans to Total Loans	Allowance Amount	Percent of Loans to Total Loans
	(dollars in thousands)
Agricultural	$1,183	13.4%	$1,231	14.9%	$831	12.4%	$916	12.7%	$593	14.5%
Commercial	1,245	17.6	1,038	16.1	626	12.9	497	12.5	791	12.5
Real estate—mortgage	2,089	66.3	2,329	66.1	2,199	70.8	1,642	69.2	1,329	66.3
Installment	156	2.6	183	2.8	255	3.8	273	5.5	194	6.5
Lease financing	72	0.1	76	0.1	56	0.1	53	0.1	26	0.2

Total	$4,745	100.0%	$4,857	100.0%	$3,967	100.0%	$3,381	100.0%	$2,933	100.0%

V.  Deposits

The following table sets forth the average amount of and the average rate paid on deposits by deposit category for the years ended December 31, 2004, 2003 and 2002.

	Year ended December 31,
	2004		2003		2002
	Average Balance	Rate	Average Balance	Rate	Average Balance	Rate
	(dollars in thousands)
Non-interest bearing demand deposits	$40,690	N/A	$35,151	N/A	$24,917	N/A
Interest-bearing demand (NOW and money market)	64,203	0.37%	56,194	0.32%	45,010	0.60%
Savings deposits	124,106	1.07	115,042	1.16	100,172	1.87
Certificates of deposit	232,373	2.91	243,073	3.51	215,250	4.38

Total deposits	$461,372	1.81%	$449,460	2.23%	$385,349	3.00%

The following table summarizes certificates of deposit in amounts of $100,000 or more by time remaining until maturity as of December 31, 2004. These times deposits are made by individuals, corporations and public entities, all of which are located in the Company’s market area or are State of Iowa public funds.

December 31, 2004
(in thousands)
Three months or less	$6,634
Over three through six months	6,629
Over six months through one year	8,110
Over one year	19,418

Total	$40,791

VI.  Return on Equity and Assets

Various operating and equity ratios for the years indicated are presented below:

	Year ended December 31,
	2004	2003	2002
Return on average total assets	0.92%	0.98%	1.07%
Return on average equity	10.23	10.52	10.91
Dividend payout ratio	44.16	41.56	42.95
Average equity to average assets	9.03	9.32	9.81
Equity to assets ratio (at period end)	8.75	9.01	10.37

VII.  Borrowed Funds

The following table summaries the outstanding amount of and the average rate on borrowed funds as of December 31, 2004, 2003 and 2002.

	December 31,
	2004		2003		2002
	Balance	Average Rate	Balance	Average Rate	Balance	Average Rate
	(dollars in thousands)
Long-term debt (1)	$10,310	5.72%	$10,310	4.80%	$10,310	5.46%
Notes payable (2)	9,700	4.95	9,000	3.20	—	3.45
Federal Home Loan Bank advances	91,874	4.39	78,944	4.62	69,293	5.26
Federal funds purchased	2,090	2.46	10,450	1.14	1,500	1.28

Total	$113,974	4.52%	$108,704	4.19%	$81,103	5.21%

(1)	On June 27, 2002, the Company obtained $10,310,000 in long-term subordinated debt from its participation in the issuance of a pooled trust preferred security. The trust preferred has a 30 year maturity, does not require any principal amortization and is callable after five years at par at the issuers’ option. The interest rate is variable based on the three month Libor rate plus 3.65 percent, with interest payable quarterly.
(2)	The notes payable balance at December 31, 2004, consists of $4,700,000 in advances on a revolving line of credit and $5,000,000 on a term note, both with an unaffiliated bank. Both notes have a variable interest rate at 0.30 percent below the lender’s prime rate. Interest is payable quarterly. The revolving line of credit has a maximum limit of $9,000,000 and matures March 31, 2005. The term note calls for semi-annual payments of $500,000 for the year and a half with a final payment of $3,500,000 due at maturity on November 30, 2006.

The maximum amount of borrowed funds outstanding at any month end for the years ended December 31, 2004, 2003 and 2002 were as follows:

	2004	2003	2002
	(in thousands)
Long-term debt	$10,310	$10,310	$10,310
Notes payable	10,700	9,173	12,200
Federal Home Loan Bank advances	91,874	78,945	92,204
Federal funds purchased	15,645	16,250	5,800

The following table sets forth the average amount of and the average rate paid on borrowed funds for the years ended December 31, 2004, 2003 and 2002.

	Year ended December 31,
	2004		2003		2002
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(dollars in thousands)
Long-term debt	$10,310	5.32%	$10,310	5.05%	$5,282	5.61%
Notes payable	10,108	4.23	7,725	3.38	6,572	4.11
Federal Home Loan Bank advances	82,250	4.83	70,631	5.49	84,863	5.74
Federal funds purchased	5,578	1.47	4,763	1.32	1,011	2.07

Total	$108,246	4.65%	$93,429	5.06%	$97,728	5.59%

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

The principal offices of MidWestOne Bank & Trust are located at 124 South First Street, Oskaloosa, Iowa, in a two-story building owned by MBT that contains a full banking facility. MBT also owns a second building in Oskaloosa located at 301 A Avenue West. This one-story banking facility includes two drive-up lanes and is located five blocks northwest of the bank’s principal offices. In addition, MBT owns a 24-hour automatic teller machine located at 211 South First Street, Oskaloosa, Iowa. MBT also has four branch locations located outside of Oskaloosa in the communities of North English, Belle Plaine, Hudson and Waterloo, Iowa. All of these branches are full-banking facilities. North English is located 40 miles northeast of Oskaloosa and the branch has two drive-up lanes and a 24-hour automatic teller machine. Belle Plaine is located 60 miles northeast of Oskaloosa and the branch occupies a 6,500 square foot building. This branch also has a motor bank located one block away with one drive-up lane and a 24-hour automatic teller machine. Hudson is located 80 miles north of Oskaloosa and the 2,592 square foot branch has two drive-up lanes and a 24-hour automatic teller machine. Waterloo is located 90 miles north of Oskaloosa and the 3,837 square foot branch has one drive-up lane.

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

MidWestOne Investments, Inc. currently leases office space in Pella, Iowa. In March 2005, the company will occupy a newly renovated space of approximately 2,600 square feet adjoining the Pella State Bank facility in downtown Pella. The new office space will be leased for a period of ten years with options to renew.

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

There were approximately 416 holders of record of the Company’s $5 common stock as of March 1, 2005. Additionally, there are an estimated 1,100 beneficial holders whose stock was held in street name by brokerage houses as of that date. The closing price of the Company’s common stock was $17.95 on March 22, 2005.

The Company paid dividends to common shareholders in 2004 of $.68 per share, compared with $.64 paid in 2003. Dividend declarations are evaluated and determined by the Board of Directors on a quarterly basis. In February 2005, the Board of Directors declared a dividend of $.17 per common share. The Company’s loan agreement requires that the Company not pay any dividends in excess of sixty percent of net income without the lender’s permission. Except for certain regulatory restrictions that may affect dividend payments, there are no other restrictions on the Company’s present or future ability to pay dividends. The Company currently anticipates that comparable cash dividends will continue to be paid in the future.

The Company repurchased shares on the open market in 2004 as authorized by a stock repurchase program adopted by the Board of Directors on May 24, 2004. The Board authorized the repurchase of up to $2,000,000 of the outstanding shares of the Company through December 31, 2004. During the period from May through August 2004, the Company repurchased 107,500 shares for $1,997,575, or an average of $18.58 per share. There were no shares repurchased during the fourth quarter of 2004.

The Company has a stock incentive plan under which shares of common stock are reserved for issuance pursuant to options or other awards that may be granted to officers, key employees and certain nonaffiliated directors of the Company. The stock incentive plan has been approved by the Company’s shareholders. A summary of the shares that potentially could be issued, the weighted-average price and the remaining shares as of December 31, 2004 follows:

Plan Category	Number of Securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance
Stock incentive plan approved by shareholders	598,719	$15.80	135,896

Item 6.  Selected Financial Data

The information appearing on page 1 of the Company’s Annual Report, filed as Exhibit 13 hereto, is incorporated herein by reference.

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

Item 8.  Financial Statements and Supplementary Data

The information appearing on pages F-1 through F-29 of the Appendix to the Company’s definitive proxy statement, is incorporated herein by reference.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The definitive proxy statement of MidWestOne Financial Group, Inc. is incorporated herein by reference. Reference is also made to Item 5 hereof, pertaining to the issuance of shares of the Company pursuant to the Stock Incentive Plan approved by the shareholders.

Item 13.  Certain Relationships and Related Transactions

The definitive proxy statement of MidWestOne Financial Group, Inc. is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

Fees billed for the last two fiscal years for services provided by the principal accountant for audit fees, audit-related fees, tax fees and all other fees are incorporated herein by reference to page 14 of the definitive proxy statement of MidWestOne Financial Group, Inc.

The Audit Committee pre-approved the fees for the audit, audit-related and tax services provided by the principal accountant for the year 2004. None of the fees paid in 2003 were pre-approved by the audit committee.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

The following exhibits and financial statement schedules are filed as part of this report:

(a)	1.	Financial Statements: See the financial statements on pages F-1 through F-29 of the Appendix to the Company’s definitive proxy statement, which are incorporated by reference herein.

	2.	Exhibits (not covered by independent auditors’ report).

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

	Exhibit 10.5

	Second Amended and Restated Credit Agreement dated November 30, 2003 between MidWestOne Financial Group, Inc. and Harris Trust and Savings Bank. This Second Amended and Restated Credit Agreement is incorporated herein by reference to the Form 10-K Annual Report filed by MidwestOne Financial Group, Inc. for the year ended December 31, 2003.

Exhibit 10.5.1

First Amendment to the Second Amended and Restated Credit Agreement dated November 30, 2004 between MidWestOne Financial Group, Inc. and Harris Trust and Savings Bank.

Exhibit 10.6

Stock Purchase Agreement By and Between Mahaska Investment Company and Belle Plaine Service Corp. dated October 4, 2002. This Stock Purchase Agreement is incorporated herein by reference to the Company’s Form 10-K Annual Report for the year ended December 31, 2002.

Exhibit 11

Computation of Per Share Earnings

Exhibit 13

The Annual Report to Shareholders of MidWestOne Financial Group, Inc. for the 2004 calendar year.

Exhibit 14

MidWestOne Financial Group, Inc. and Subsidiaries Code of Ethics

Exhibit 21

Subsidiaries

Exhibit 23

Consent of Independent Registered Public Accounting Firm

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

March 30, 2005

By:	/s/ DAVID A. MEINERT
David A. Meinert
Executive Vice President, Chief Financial Officer and Director

March 30, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ RICHARD R. DONOHUE Richard R. Donohue	Director	March 30, 2005 Date

By:	/s/ CHARLES S. HOWARD Charles S. Howard	Director, Chairman of the Board, President and Chief Executive Officer	March 30, 2005 Date

By:	/s/ DAVID A. MEINERT David A. Meinert	Director, Executive Vice President and Chief Financial Officer (Principal Accounting Officer)	March 30, 2005 Date

By:	/s/ JOHN P. POTHOVEN John P. Pothoven	Director	March 30, 2005 Date

By:	/s/ JAMES G. WAKE James G. Wake	Director	March 30, 2005 Date

By:	/s/ MICHAEL R. WELTER Michael R. Welter	Director	March 30, 2005 Date

By:	/s/ EDWARD C. WHITHAM Edward C. Whitham	Director	March 30, 2005 Date