Form 10-Q
period 2005-03-31
MIDWESTONE FINANCIAL GROUP INC
filed 2005-05-13
CIK 741390

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Yes  ☐    No  ☒

As of April 30, 2005, there were 3,772,413 shares of common stock $5 par value outstanding.

PART I — Item 1. Financial Statements

MIDWESTONE FINANCIAL GROUP

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

(unaudited) (dollars in thousands, except for share amounts)	March 31, 2005	December 31, 2004
ASSETS
Cash and due from banks	$11,234	$14,117
Interest-bearing deposits in banks	209	368
Federal funds sold	—	930

Cash and cash equivalents	11,443	15,415

Investment securities:
Available for sale at fair value	82,337	87,795
Held to maturity (fair value of $11,680 as of March 31, 2005 and $9,486 as of December 31, 2004)	11,546	9,190
Loans	404,802	398,854
Allowance for loan losses	(4,906)	(4,745)

Net loans	399,896	394,109

Loan pool participations	96,597	105,502
Premises and equipment, net	10,890	10,492
Accrued interest receivable	4,277	4,573
Goodwill	13,156	13,156
Other intangible assets, net	1,244	1,318
Cash surrender value of life insurance	7,241	7,190
Other assets	2,989	1,824

Total assets	$641,616	$650,564

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand	$41,555	$46,016
NOW and Super NOW	73,328	67,993
Savings	121,464	125,247
Certificates of deposit	235,908	235,846

Total deposits	472,255	475,102
Federal funds purchased	2,160	2,090
Federal Home Loan Bank advances	84,922	91,874
Notes payable	9,200	9,700
Long-term debt	10,310	10,310
Other liabilities	5,071	4,558

Total liabilities	583,918	593,634

Shareholders’ equity:
Common stock, $5 par value; authorized 20,000,000 shares; issued 4,912,849 shares as of March 31, 2005 and December 31, 2004	24,564	24,564
Capital surplus	12,920	12,956
Treasury stock at cost, 1,142,678 shares as of March 31, 2005, and 1,161,463 shares as of December 31, 2004	(15,387)	(15,640)
Retained earnings	36,174	35,085
Accumulated other comprehensive loss	(573)	(35)

Total shareholders’ equity	57,698	56,930

Total liabilities and shareholders’ equity	$641,616	$650,564

See accompanying notes to consolidated financial statements.

PART I — Item 1. Financial Statements, Continued

MIDWESTONE FINANCIAL GROUP

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited) (dollars in thousands, except per share amounts)	Three Months Ended March 31,
	2005	2004
Interest income:
Interest and fees on loans	$6,129	$5,836
Interest and discount on loan pool participations	2,756	2,735
Interest on bank deposits	2	1
Interest on federal funds sold	6	1
Interest on investment securities:
Available for sale	772	1,008
Held to maturity	103	141

Total interest income	9,768	9,722

Interest expense:
Interest on deposits:
NOW and Super NOW	75	34
Savings	357	306
Certificates of deposit	1,706	1,747
Interest on federal funds purchased	33	13
Interest on Federal Home Loan Bank advances	1,017	986
Interest on notes payable	126	91
Interest on long-term debt	165	127

Total interest expense	3,479	3,304

Net interest income	6,289	6,418
Provision for loan losses	191	158

Net interest income after provision for loan losses	6,098	6,260

Noninterest income:
Service charges	682	579
Data processing income	48	66
Mortgage origination fees	66	83
Other operating income	220	264
Loss on sale of available for sale securities	(10)	—

Total noninterest income	1,006	992

Noninterest expense:
Salaries and employee benefits	2,411	2,822
Net occupancy expense	886	784
Professional fees	176	183
Other intangible asset amortization	74	74
Other operating expense	915	1,013

Total noninterest expense	4,462	4,876

Income before income tax expense	2,642	2,376
Income tax expense	912	818

Net income	$1,730	$1,558

Earnings per common share - basic	$0.46	$0.41
Earnings per common share - diluted	$0.45	$0.40
Dividends per common share	$0.17	$0.17

See accompanying notes to consolidated financial statements.

PART I — Item 1. Financial Statements, Continued

MIDWESTONE FINANCIAL GROUP

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited) (in thousands)	Three Months Ended March 31,
	2005	2004
Net income	$1,730	$1,558
Other comprehensive (loss) income:
Unrealized (losses) gains on securities available for sale:
Unrealized holding (losses) gains arising during the period, net of tax	(544)	259
Less: reclassification adjustment for net losses included in net income, net of tax	6	—

Other comprehensive (loss) income, net of tax	(538)	259

Comprehensive income	$1,192	$1,817

See accompanying notes to consolidated financial statements.

PART I — Item 1. Financial Statements, Continued

MIDWESTONE FINANCIAL GROUP

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(unaudited) (in thousands, except share data)	Common Stock	Capital Surplus	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2003	$24,564	12,976	(14,589)	31,832	1,361	56,144
Comprehensive income:
Net income	—	—	—	1,558	—	1,558
Unrealized gains arising during the period on securities available for sale	—	—	—	—	259	259

Total comprehensive income	—	—	—	1,558	259	1,817

Dividends paid ($.17 per share)	—	—	—	(646)	—	(646)
Stock options exercised (32,326 shares)	—	(41)	418	—	—	377

Balance at March 31, 2004	$24,564	12,935	(14,171)	32,744	1,620	57,692

Balance at December 31, 2004	$24,564	12,956	(15,640)	35,085	(35)	56,930

Comprehensive income:
Net income	—	—	—	1,730	—	1,730
Unrealized losses arising during the period on securities available for sale	—	—	—	—	(544)	(544)
Less realized losses on securities available for sale, net of tax	—	—	—	—	6	6

Total comprehensive income	—	—	—	1,730	(538)	1,192

Dividends paid ($.17 per share)	—	—	—	(641)	—	(641)
Stock options exercised (18,785 shares)	—	(36)	253	—	—	217

Balance at March 31, 2005	$24,564	12,920	(15,387)	36,174	(573)	57,698

See accompanying notes to consolidated financial statements.

PART I — Item 1. Financial Statements, Continued

MIDWESTONE FINANCIAL GROUP

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (dollars in thousands)	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$1,730	$1,558
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	565	507
Provision for loan losses	191	158
Loss on sale of available for sale securities	10	—
(Gain) loss on sale of premises and equipment	(2)	33
Amortization of investment securities and loans premiums	184	213
Accretion of investment securities and loan discounts	(21)	(26)
(Increase) decrease in other assets	(920)	893
Increase (decrease) in other liabilities	834	(399)

Net cash provided by operating activities	2,571	2,937

Cash flows from investing activities:
Investment securities available for sale:
Proceeds from sales	1,535	—
Proceeds from maturities	6,583	3,356
Purchases	(3,678)	(1,902)
Investment securities held to maturity:
Proceeds from maturities	19	995
Purchases	(2,381)	—
Net increase in loans	(5,989)	(10,314)
Purchases of loan pool participations	(3,684)	(137)
Resale of loan pool participations	2,326	—
Principal recovery on loan pool participations	10,263	9,041
Purchases of premises and equipment	(838)	(915)
Proceeds from sale of premises and equipment	2	7

Net cash provided by investing activities	4,158	131

Cash flows from financing activities:
Net (decrease) increase in deposits	(2,847)	4,510
Net increase (decrease) in federal funds purchased	70	(9,955)
Federal Home Loan Bank advances	—	6,000
Repayment of Federal Home Loan Bank advances	(7,000)	(3,594)
Advances on notes payable	—	400
Principal payments on notes payable	(500)	—
Dividends paid	(641)	(646)
Proceeds from exercise of stock options	217	377

Net cash used in financing activities	(10,701)	(2,908)

Net (decrease) increase in cash and cash equivalents	(3,972)	160
Cash and cash equivalents at beginning of period	15,415	14,540

Cash and cash equivalents at end of period	$11,443	$14,700

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$3,370	$3,370

Income taxes	$—	$76

See accompanying notes to consolidated financial statements.

1.	Basis of Presentation

The accompanying consolidated statements of income and the consolidated statements of comprehensive income for the three months ended March 31, 2005 and 2004, the consolidated statements of cash flows for the three months ended March 31, 2005 and 2004 and the consolidated statements of condition as of March 31, 2005 and December 31, 2004 include the accounts and transactions of MidWestOne Financial Group, Inc. (the “Company”) and its six wholly-owned subsidiaries, MidWestOne Bank & Trust, Central Valley Bank, Pella State Bank, MidWestOne Bank, MidWestOne Investment Services, Inc. and MIC Financial, Inc. All material intercompany balances and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2005, and the results of operations and cash flows for the three months ended March 31, 2005 and 2004.

The results for the three months ended March 31, 2005 may not be indicative of results for the year ending December 31, 2005, or for any other period.

2.	Consolidated Statements of Cash Flows

In the consolidated statements of cash flows, cash and cash equivalents include cash and due from banks, interest-bearing deposits in banks, and federal funds sold.

3.	Income Taxes

Federal income tax expense for the three months ended March 31, 2005 and 2004 was computed using the consolidated effective federal tax rate. The Company also recognized income tax expense pertaining to state franchise taxes payable individually by the subsidiary banks.

4.	Earnings Per Common Share

Basic earnings per common share computations are based on the weighted average number of shares of common stock actually outstanding during the period. The weighted average number of shares for the three-month periods ended March 31, 2005 and 2004 was 3,763,715 and 3,798,866, respectively. Diluted earnings per share amounts are computed by dividing net income by the weighted average number of shares and all dilutive potential shares outstanding during the period. The computation of diluted earnings per share used a weighted average number of shares outstanding of 3,855,748 and 3,920,211 for the three months ended March 31, 2005 and 2004, respectively.

5.	Effect of New Financial Accounting Standards

In December 2003, the American Institute of Certified Public Accountants (“AICPA”) issued a Statement of Position (“SOP”) 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer”, that addresses the accounting for differences between contractual and expected future cash flows from and investor’s initial investment in certain loans and debt securities. It includes such loans acquired in a transfer if those differences are attributable, at least in part, to credit quality. The SOP limits the yield that may be accreted (accretable yield) to the excess of the investor’s estimate of undiscounted expected future principal and interest cash flows (expected future cash flows) over the investor’s initial investment in the loan. The implementation of this SOP is effective for fiscal years beginning after December 15, 2004, and may have an effect on the Company’s accounting treatment of its Loan Pool Participations. The Company adopted SOP 03-3 on January 1, 2005. Adoption of this SOP did not have a material impact on the Company’s financial position or results of operations.

In March 2004, the Emerging Issues Task Force (“EITF”) revisited EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments”. Effective with reporting periods beginning after June 15, 2004, companies carrying certain types of debt and equity securities at amounts higher than the securities’ fair market values would have to use more detailed criteria to evaluate whether to record a loss and would have to disclose additional information about unrealized losses. The Company has reviewed the revised EITF No. 03-1 and had planned to implement these additional procedures effective with the quarter beginning July 1, 2004, however the FASB has since issued a statement of financial position deferring the effective date of the revised EITF No. 03-1 until further implementation issues may be resolved. Adoption of the new issuance could have a material impact on the Company’s financial position and results of operations but the extent of any impact will vary due to the fact that the model, as issued, calls for many judgments and additional evidence gathering as such evidence exists at each securities valuation date.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standards (“SFAS”) No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29”. SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commerial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 become effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after December 31, 2004. The provisions of SFAS No. 153 are to be applied prospectively. The Company expects to adopt SFAS No. 153 on January 1, 2006; however, adoption of the standard is not expected to have a material effect on the Company’s financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS No. 123R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. However, SFAS No. 123R provides certain exceptions to the measurement method if it is not possible to reasonably estimate the fair value of the award at the grant date. A nonpublic entity also may choose to measure its liabilities under share-based payment arrangements at intrinsic value. SFAS No. 123R also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from nonemployees in share-based payment transactions. SFAS No. 123R amends SFAS No. 95, “Statement of Cash Flows” to require that excess tax benefits be reported as financing cash inflow rather than a reduction of taxes paid. SFAS No. 123R replaces SFAS No. 123 and supersedes APB No. 25. Additional other pronouncements are also superseded or amended by SFAS No. 123R. SFAS No. 123R was to be become effective for public entities that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. However, a recent Securities and Exchange Commission ruling allows companies to implement SFAS No. 123R at the beginning of their next fiscal year beginning after June 15, 2005. Therefore, the Company will adopt the provisions of SFAS No. 123R on or before January 1, 2006. Adoption of the standard will affect results of operations to the extent that expenses associated with stock options are required to be recognized in the financial statements under the fair value accounting method. The disclosures included under Note 7 (“Stock Incentive Plan”) provide an estimation of the impact on the Company’s results of operations under the revised accounting standard.

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

Had compensation cost for the Company’s stock incentive plan been determined in accordance with FASB Statement No. 123R, “Accounting for Stock-Based Compensation,” the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	3 Months Ended March 31,
	2005	2004
Net income (dollars in thousands):
As reported	$1,730	1,558
Pro forma	$1,645	1,488

Earnings per share:
As reported – basic	$.46	$.41
As reported – diluted	$.45	$.40
Pro forma – basic	$.44	$.39
Pro forma – diluted	$.44	$.39

8.	Reclassifications

Certain reclassifications have been made to prior year consolidated financial statements in order to conform to current year presentation.

PART I — Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

QUARTER ENDED MARCH 31, 2005

The Company recorded net income of $1,730,000 for the quarter ended March 31, 2005, compared with net income of $1,558,000 for the quarter ended March 31, 2004, an increase of $172,000 or 11 percent. The increase in net income was primarily due to a one-time charge in the first quarter of 2004 related to the retirement of a subsidiary bank president, which was partially offset by a reduction in net interest income. Basic earnings per share for the first quarter of 2005 were $.46 versus $.41 for the first quarter of 2004. Diluted earnings per share for the first quarter of 2005 were $.45 and $.40 for the first quarter of 2004. Actual weighted average shares outstanding were 3,763,715 and 3,798,866 for the first quarter of 2005 and 2004, respectively. The Company’s return on average assets for the quarter ended March 31, 2005 was 1.09 percent compared with a return of 1.01 percent for the quarter ended March 31, 2004. The Company’s return on average equity was 12.22 percent for the three months ended March 31, 2005 versus 10.98 percent for the three months ended March 31, 2004.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income is computed by subtracting total interest expense from total interest income. Fluctuations in net interest income can result from the changes in the volumes of assets and liabilities as well as changes in interest rates. Net interest income for the first quarter of 2005 has been adversely affected by the rising market interest rate environment as interest-bearing liabilities have re-priced faster than have interest-earning assets. The Company’s net interest income for the quarter ended March 31, 2005 decreased $129,000 or 2 percent to $6,289,000 from $6,418,000 for the three months ended March 31, 2004. Total interest income was $46,000 greater in the first quarter of 2005 compared with the same period in 2004 primarily due to an increase in the volume and yields on loans and an increase in the volume on loan pool participations. The increase in interest income was partially offset by lower interest income generated through decreased volume and yields on investment securities and lower yields on loan pool participations. Total interest expense for the first quarter of 2005 increased $175,000 or 5 percent compared with the same period in 2004 due to increased volumes and a higher cost of funds, reflecting the interest rate environment. The Company’s net interest margin on a federal tax-equivalent basis for the first quarter of 2005 decreased to 4.31 percent from 4.52 percent in the first quarter of 2004. Net interest margin is a measure of the net return on interest-earning assets and is computed by dividing annualized net interest income by the average of total interest-earning assets for the period. The Company’s overall yield on earning assets declined to 6.67 percent for the first quarter of 2005 compared with 6.82 percent for the first quarter of 2004. The rate on interest-bearing liabilities increased in the first quarter of 2005 to 2.61 percent compared to 2.56 percent for the first quarter of 2004.

Interest income and fees on loans increased $293,000 or 5 percent in the first quarter of 2005 compared to the same period in 2004. Average loans were $16,406,000 or 4 percent higher in the first quarter of 2005 compared with 2004. The increase in loan volume reflects new loan originations. Higher interest rates in the first quarter of 2005 compared with 2004 also contributed to the additional interest income generated in 2005. The average yield on loans increased to 6.25 percent for the first quarter of 2005, compared to 6.15 percent in the first quarter of 2004. The yield on the Company’s loan portfolio is affected by the amount of nonaccrual loans (which do not earn interest income), the mix of the portfolio (real estate loans generally have a lower overall yield than commercial and agricultural loans), the effects of competition and the interest rate environment on the amounts and volumes of new loan originations, and the mix of variable rate versus fixed rate loans in the Company’s portfolio. Additionally, many of the borrowers have refinanced their real estate mortgages outside the Company to take advantage of long-term fixed-rate loans. The Company has typically not retained this type of loan in its portfolio in order to reduce interest rate risk. Competition in the local markets served by the Company has caused the pricing of new and many existing loans to be at or near the national prime rate. Historically, the Company had been able to price many of these loans higher than prime. Recent increases in the prime rate have helped offset the competitive factors to increase the overall loan portfolio yield.

Interest and discount income on loan pool participations increased $21,000 or 1 percent in the first quarter of 2005 compared with 2004. Interest income and discount collected on the loan pool participations for the three months ended March 31, 2005 was $2,756,000 compared with $2,735,000 collected in the first quarter of 2004. The yield on loan pool participations was 10.90 percent for the first quarter of 2005 compared with 13.09 percent for the same period in 2004. Settlements of loans in litigation and collections of non-performing loans were higher than historical averages during the first quarter of 2004. The average loan pool participation investment balance was $18,568,000 or 22 percent higher in the first quarter of 2005 than in 2004 as pools were purchased during the previous and current quarters. These loan pool participations are pools of performing and distressed and nonperforming loans that the Company has purchased at a discount from the aggregate outstanding principal amount of the underlying loans. Income is derived from this investment in the form of interest collected and the repayment of the principal in excess of the purchase cost which is herein referred to as “discount recovery.” The Company recognizes interest income and discount recovery on its loan pool participations on a cash basis. The loan pool participations have traditionally been a high-yield activity for the Company, but this yield has fluctuated from period to period based on the amount of cash collection, discount recovery, and net collection expenses of the servicer in any given period. The income and yield on loan pool participations may vary in future periods due to the volume and discount rate on loan pools purchased.

Interest income on investment securities decreased $274,000 or 24 percent in the quarter ended March 31, 2005, compared with the quarter ended March 31, 2004 due to decreased volume and yield in the portfolio. Interest income on investment securities totaled $875,000 for the first quarter of 2005 compared with $1,149,000 in 2004. The average balance of investments in 2005 was $96,161,000 versus $110,121,000 in the first quarter of 2004. The yield on the Company’s investment portfolio in the first quarter of 2005 decreased to 3.97 percent from 4.42 percent in the comparable period of 2004 reflecting new purchases and reinvestment of maturing securities at lower market interest rates.

Interest expense on deposits was $51,000 or 2 percent greater in the first quarter of 2005 compared with 2004 mainly due to increased deposit volumes. Average interest-bearing deposits for the first quarter of 2005 were $12,371,000 greater compared with the same period in 2004. The weighted average rate paid on interest-bearing deposits was 2.03 percent in the first quarter of 2005 and 2004. Recently, the Company has noted higher market rates and has increased the rates it pays on deposit accounts in response to the competition.

Interest expense on borrowed funds was $124,000 or 10 percent greater in the first quarter of 2005 compared with 2004, reflecting the Company’s higher average borrowed funds and increased market interest rates in 2005 compared with 2004. Average borrowed funds for the first quarter of 2005 were $8,994,000 greater compared to the same period in 2004. The weighted average rate paid on borrowed funds rose to 4.79 percent in the first quarter of 2005 compared with 4.68 percent in the first quarter of 2004.

Provision for Loan Losses

The Company recorded a provision for loan losses of $191,000 in the first quarter of 2005 compared with $158,000 in the first quarter of 2004. Management determines an appropriate provision based on its evaluation of the adequacy of the allowance for loan losses in relationship to a continuing review of problem loans, the current economic conditions, actual loss experience and industry trends. Management believes that the allowance for loan losses is adequate based on the inherent risk in the portfolio as of March 31, 2005; however, growth in the loan portfolio and the uncertainty of the general economy require that management continue to evaluate the adequacy of the allowance for loan losses and make additional provisions in future periods as deemed necessary.

Other Income

Other income results from the charges and fees collected by the Company from its customers for various services performed, data processing income received from nonaffiliated banks, miscellaneous other income and gains (or losses) from the sale of investment securities held in the available for sale category. Total other income was $14,000 greater in the first quarter of 2005 compared with 2004. Brokerage fees increased $106,000 to $153,000 for the first quarter of 2005 compared with the same period in 2004 due to the acquisition of the assets of a broker and registered investment advisor on July 30, 2004. Service charges on deposit accounts declined to $351,000 in the first quarter of 2005 compared to $372,000 for the quarter ended March 31, 2004 primarily as a result of lower NSF fees. Available for sale investment security losses totaled $10,000 in the first quarter of 2005. There were no sales of investment securities during the quarter ended March 31, 2004. Secondary market loan origination fees declined to $66,000 in the first quarter of 2005 compared to $83,000 for the quarter ended March 31, 2004 as a result of declining mortgage originations in the current rising market rate environment. Data processing income declined $18,000 to $48,000 as of March 31, 2005 compared to $66,000 for the first three months of 2004.

Other Expense

Total other noninterest expense for the quarter ended March 31, 2005 was $414,000 or 8 percent lower compared to noninterest expense for the first quarter of 2004. Other expense includes all the costs incurred to operate the Company except for interest expense, the loan loss provision and income taxes. Salaries and benefits expense for the first quarter of 2005 was $411,000 lower compared with the same period in 2004. The decrease was attributable to the one-time charges in 2004 associated with the retirement of the president of a subsidiary bank. The President of MidWestOne Bank in Burlington was covered by an employment agreement that provided benefits to the individual in the event of early retirement. The agreement was originally entered into by Midwest Bancshares, Inc., which was acquired by the Company in 1999. Occupancy and equipment expense increased by $102,000 in the first quarter of 2005 compared with the three months ended March 31, 2004 due to the higher depreciation expense on data processing equipment and increased maintenance agreement expense on check handling equipment. Other operating expenses declined $105,000, or 9 percent in the first quarter of 2005 compared to the first quarter of 2004.

Income Tax Expense

The Company incurred income tax expense of $912,000 for the three months ended March 31, 2005 compared with $818,000 for the three months ended March 31, 2004. The effective income tax rate as a percent of income before taxes for the three months ended March 31, 2005 and 2004 was 34.5 percent and 34.4 percent, respectively. The effective tax rate varies from the statutory rate due to state taxes and the amount of tax-exempt income earned during the period.

FINANCIAL CONDITION

Total assets as of March 31, 2005 were $641,616,000 compared with $650,564,000 as of December 31, 2004, a decrease of $8,948,000 or 1 percent. As of March 31, 2005, the Company had $2,160,000 federal funds purchased compared with $930,000 sold and $2,090,000 purchased as of December 31, 2004. Federal funds are purchased on a short-term basis to meet liquidity needs.

Investment Securities

Investment securities available for sale totaled $82,337,000 as of March 31, 2005. This is a decrease of $5,458,000 from December 31, 2004. Investment securities classified as held to maturity rose to $11,546,000 as of March 31, 2005, compared with $9,190,000 on December 31, 2004.

Loans

Total loans were $404,802,000 as of March 31, 2005, compared with $398,854,000 as of December 31, 2004, an increase of $5,948,000 or 1 percent. As of March 31, 2005, the Company’s loan to deposit ratio was 85.7 percent compared with a year-end 2004 loan to deposit ratio of 84.0 percent. As of March 31, 2005, loans secured by real estate (including 1 to 4 family, multi-family, commercial and agricultural) comprised the largest category in the portfolio at approximately 65 percent of total loans. Commercial loans were the next largest category at 18 percent. Agricultural loans were approximately 14 percent of the total loan portfolio and loans to individuals constituted approximately 3 percent.

Loan Pool Participations

As of March 31, 2005, the Company had loan pool participations of $96,597,000, a decrease of $8,905,000 or 8 percent from the December 31, 2004 balance of $105,502,000. The decrease in the loan pool participations is the result of purchases of $3,684,000 during the first three months of 2005, which was offset by net collections of loan pool participations of $12,589,000. The loan pool investment balance shown as an asset on the Company’s Statement of Condition represents the discounted purchase cost of the loan pool participations. The average loan pool participation balance of $102,575,000 for the first three months of 2005 was $18,568,000 or 22 percent higher than the average balance of $84,007,000 for the first three months of 2004.

Goodwill and Other Intangible Assets

Goodwill totaled $13,156,000 as of March 31, 2005 and December 31, 2004. Goodwill is subject to testing for impairment in accordance with the provisions of Financial Accounting Standards Board Statement No. 142. No impairment write-down of goodwill has been recorded.

Other intangible assets decreased to $1,244,000 as of March 31, 2005 from the December 31, 2004 total of $1,318,000. The gross carrying amount of other intangible assets and the associated accumulated amortization at March 31, 2005 is presented in the table below. Amortization expense for other intangible assets was $74,000 for the three months ended March 31, 2005 and 2004.

	Gross Carrying Amount	Accumulated Amortization	Unamortized Intangible Assets
		(in thousands)
Other intangible assets:
Core deposit premium	$3,281	2,368	913
Customer list intangible	$382	51	331

Total	$3,663	$2,419	$1,244

Amortization of intangible assets is recorded using an accelerated method based on the estimated life of the core deposit intangible. Projections of amortization expense are based on existing asset balances and the remaining useful lives. The following table shows the estimated future amortization expense.

	Core Deposit Premium	Customer List Intangible	Totals
		(in thousands)
Nine months ended December 31, 2005	$164	54	218

Year ended December 31,
2006	184	64	248
2007	155	56	211
2008	156	47	203
2009	127	39	166
2010	41	31	72
Thereafter	86	40	126

Deposits

Total deposits as of March 31, 2005 were $472,255,000 compared with $475,102,000 as of December 31, 2004, a decrease of $2,847,000 or 1 percent. Certificates of deposit remain the largest category of deposits at March 31, 2005 representing approximately 50 percent of total deposits.

Borrowed Funds/Notes Payable

The Company had $2,160,000 in Federal Funds purchased on March 31, 2005. There was $2,090,000 in Federal Funds purchased on December 31, 2004. During the first three months of 2005, the Company had an average balance of Federal Funds purchased of $5,021,000. Advances from the Federal Home Loan Bank totaled $84,922,000 as of March 31, 2005 compared with $91,874,000 as of December 31, 2004. The Company utilizes Federal funds purchased and Federal Home Loan Bank Advances as a supplement to customer deposits to fund earning assets. Notes payable decreased to $9,200,000 on March 31, 2005 compared to $9,700,000 as of December 31, 2004. Long-term debt in the form of a trust-preferred security was $10,310,000 as of March 31, 2005 and December 31, 2004.

Nonperforming Assets

The Company’s nonperforming assets totaled $2,550,000 (.63 percent of total loans) as of March 31, 2005, compared to $3,056,000 (.77 percent of total loans) as of December 31, 2004. All nonperforming asset totals and related ratios exclude the loan pool participations. The following table presents the categories of nonperforming assets as of March 31, 2005 compared with December 31, 2004:

	March 31, 2005	December 31, 2004
	(in thousands)
Impaired loans and leases:
Nonaccrual	$1,121	1,571
Restructured	297	486

Total impaired loans and leases	1,418	2,057
Loans and leases past due 90 days and more	747	858

Total nonperforming loans	2,165	2,915
Other real estate owned	385	141

Total nonperforming assets	$2,550	3,056

From December 31, 2004 to March 31, 2005, the Company’s nonaccrual loans decreased $450,000. Loans ninety days past due decreased $111,000. Troubled debt restructurings decreased $189,000 and other real estate owned increased by $244,000. The Company’s allowance for loan losses as of March 31, 2005 was $4,906,000, which was 1.21 percent of total loans as of that date. This compares with an allowance for loan losses of $4,745,000 as of December 31, 2004, which was 1.19 percent of total loans. The allowance for loan losses increased $161,000 during the first three months of 2005 as a result of net charge-offs taken during the period only slightly offsetting the provision for loan loss taken. As of March 31, 2005, the allowance for loan losses was 192.40 percent of nonperforming assets compared with 155.31 percent as of December 31, 2004. Based on the inherent risk in the loan portfolio, management believes that as of March 31, 2005, the allowance for loan losses is adequate. For the three months ended March 31, 2005, the Company’s net loan charge-offs were $30,000 compared with net charge-offs of $180,000 during the quarter ended March 31, 2004.

Changes in the allowance for loan losses for the three months ended March 31, 2005 and 2004 were as follows:

	2005	2004
	(in thousands)
Balance at beginning of year	$4,745	4,857
Provision for loan losses	191	158
Recoveries on loans previously charged off	85	17
Loans charged off	(115)	(197)

Balance at end of period	$4,906	4,835

Capital Resources

Total shareholders’ equity was 9.0 percent of total assets as of March 31, 2005 and 8.8 percent as of December 31, 2004. The Company’s Tier 1 Capital Ratio was 11.2 percent of risk-weighted assets as of March 31, 2005 and was 10.9 percent as of December 31, 2004, compared to a 4.0 percent regulatory requirement. Risk-based capital guidelines require the classification of assets and some off-balance-sheet items in terms of credit-risk exposure and the measuring of capital as a percentage of the risk-adjusted asset totals. Tier 1 Capital is the Company’s total common shareholders’ equity plus the trust preferred security reduced by goodwill. Management believes that, as of March 31, 2005, the Company and its subsidiary banks meet all capital adequacy requirements to which they are subject. As of that date, all the bank subsidiaries were “well capitalized” under regulatory prompt corrective action provisions. A total of 18,785 shares were issued during the first quarter of 2005 for options exercised under previously awarded grants. Cash dividends of $.17 per share were paid to shareholders on March 15, 2005.

Liquidity

Liquidity management involves meeting the cash flow requirements of depositors and borrowers. The Company conducts liquidity management on both a daily and long-term basis; and it adjusts its investments in liquid assets based on expected loan demand, projected loan maturities and payments, estimated cash flows from the loan pool participations, expected deposit flows, yields available on interest-bearing deposits, and the objectives of its asset/liability management program. The Company had liquid assets (cash and cash equivalents) of $11,443,000 as of March 31, 2005, compared with $15,415,000 as of December 31, 2004. Investment securities classified as available for sale could be sold to meet liquidity needs if necessary. Additionally, the bank subsidiaries maintain lines of credit with correspondent banks and the Federal Home Loan Bank that would allow them to borrow federal funds on a short-term basis if necessary. The Company also maintains a line of credit with a major commercial bank that provides liquidity for the purchase of loan pool participations and other corporate needs. Management believes that the Company has sufficient liquidity as of March 31, 2005 to meet the needs of borrowers and depositors.

Commitments and Contingencies

In the ordinary course of business, the Company is engaged in various issues involving litigation. Management believes that none of this litigation is material to the Company’s results of operations.

Acquisition of Securities Brokerage Company

On June 10, 2004, the Company entered into a definitive agreement to acquire the assets of the Koogler Company of Iowa, a sole proprietorship, which was a broker and registered investment advisor. It is planned to offer improved investment advisory and brokerage services utilizing the expertise of Mr. Koogler and his staff throughout the banking offices of the Company. The Company formed a new wholly-owned subsidiary called MidWestOne Investment Services, Inc. to provide these services. Closing for the transaction occurred on July 30, 2004.

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

Off-Balance Sheet Arrangements.

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers, which include commitments to extend credit. The Company’s exposure to credit loss in the event of nonperformance by the other party to the commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. As of March 31, 2005 and December 31, 2004, outstanding commitments to extend credit totaled approximately $66,900,000 and $66,086,000, respectively.

Commitments under standby letters of credit outstanding aggregated $3,623,000 and $3,427,000 as of March 31, 2005 and December 31, 2004, respectively. The Company does not anticipate any losses as a result of these transactions.

Part I – Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Market risk is the risk of earnings volatility that results from adverse changes in interest rates and market prices. The Company’s market risk is primarily comprised of interest rate risk arising from its core banking activities of lending and deposit taking. Interest rate risk is the risk that changes in market interest rates may adversely affect the Company’s net interest income. Management continually develops and applies strategies to mitigate this risk. The Company has not experienced any material changes to its market risk position since December 31, 2004, from that disclosed in the Company’s 2004 Form 10-K Annual Report. Management does not believe that the Company’s primary market risk exposures and how those exposures were managed in the first three months of 2005 changed when compared to 2004.

The Company uses a third-party computer software simulation modeling program to measure its exposure to potential interest rate changes. For various assumed hypothetical changes in market interest rates, numerous other assumptions are made such as prepayment speeds on loans and securities backed by mortgages, the slope of the Treasury yield curve, the rates and volumes of the Company’s deposits and the rates and volumes of the Company’s loans. This analysis measures the estimated change in net interest income in the event of hypothetical changes in interest rates. This analysis of the Company’s interest rate risk was presented in the Form 10-K filed by the Company for the year ended December 31, 2004.

Part I – Item 4. Controls and Procedures.

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

Part II – Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)-(b) Not applicable

(c) Not applicable

Part II – Item 6. Exhibits.

(a) The following exhibits and financial statement schedules are filed as part of this report:

Exhibits

3.1	Articles of Incorporation, as amended through April 30, 1998, of Mahaska Investment Company. The Articles of Incorporation, as amended, of Mahaska Investment Company are incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 1998.

3.1.1	Amendment to the Articles of Incorporation of Mahaska Investment Company changing the name of the corporation to MidWestOne Financial Group, Inc. The Amendment to the Articles of Incorporation of Mahaska Investment Company are incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2003.

3.2	Bylaws of Mahaska Investment Company. The Amended and Restated Bylaws of Mahaska Investment Company dated July 23, 1998, are incorporated by reference to the Company’s quarterly report on Form 10-Q for the Quarter ended September 30, 1998.

10.1	Mahaska Investment Company Employee Stock Ownership Plan & Trust as restated and amended. This Plan & Trust is incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994.

10.2.1	1993 Stock Incentive Plan. This 1993 Stock Incentive Plan is incorporated by reference to Form S-1 Registration Number 33-81922 of Mahaska Investment Company.

10.2.2	1996 Stock Incentive Plan. This 1996 Stock Incentive Plan is incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996.

10.2.3	1998 Stock Incentive Plan. This 1998 Stock Incentive Plan is incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.

10.3	States Resources Corp. Loan Participation and Servicing Agreement dated February 5, 1999 between States Resources Corp. and Mahaska Investment Company. This agreement is incorporated herein by reference to the Form 10-K Annual Report filed by Mahaska Investment Company for the Year ended December 31, 1999.

10.5	Second Amended and Restated Credit Agreement dated November 30, 2003 between MidWestOne Financial Group, Inc. and Harris Trust and Savings Bank. This Agreement is incorporated herein by reference to the Form 10-K Annual Report filed by MidWestOne Financial Group, Inc. for the Year ended December 31, 2003.

10.5.1	First Amendment to the Second Amended and Restated Credit Agreement dated November 30, 2004 between MidWestOne Financial Group, Inc. and Harris Trust and Savings Bank. This amendment is incorporated herein by reference to the Form 10-K Annual Report filed by MidWestOne Financial Group, Inc. for the Year ended December 31, 2004.

10.6	Stock Purchase Agreement By and Between Mahaska Investment Company and Belle Plaine Service Corp. dated October 4, 2002. This agreement is incorporated herein by reference to the Form 10-K Annual Report filed by Mahaska Investment Company for the Year ended December 31, 2002.

11	Computation of Per Share Earnings.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934 and 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MidWestOne Financial Group, Inc. (Registrant)

By:	/s/ CHARLES S. HOWARD
Charles S. Howard
Chairman, President, Chief Executive Officer

May 13, 2005
Dated

By:	/s/ DAVID A. MEINERT
David A. Meinert
Executive Vice President and Chief Financial Officer (Principal Accounting Officer)

May 13, 2005
Dated