Form 10-Q
period 2005-06-30
MIDWESTONE FINANCIAL GROUP INC
filed 2005-08-11
CIK 741390

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Yes  ☐    No  ☒

As of July 29, 2005, there were 3,750,036 shares of common stock $5 par value outstanding.

PART I — Item 1. Financial Statements

MIDWESTONE FINANCIAL GROUP, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

(unaudited) (dollars in thousands)	June 30, 2005	December 31, 2004
ASSETS
Cash and due from banks	$12,044	$14,117
Interest-bearing deposits in banks	150	368
Federal funds sold	2,475	930

Cash and cash equivalents	14,669	15,415

Investment securities:
Available for sale at fair value	79,174	87,795
Held to maturity (fair value of $13,984 as of June 30, 2005 and $9,486 as of December 31, 2004)	13,826	9,190
Loans	415,511	398,854
Allowance for loan losses	(4,881)	(4,745)

Net loans	410,630	394,109

Loan pool participations	102,861	105,502
Premises and equipment, net	11,000	10,492
Accrued interest receivable	4,313	4,573
Goodwill	13,156	13,156
Other intangible assets, net	1,171	1,318
Cash surrender value of life insurance	7,386	7,190
Other assets	3,158	1,824

Total assets	$661,344	$650,564

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand	$41,556	$46,016
NOW and Super NOW	70,293	67,993
Savings	117,042	125,247
Certificates of deposit	237,220	235,846

Total deposits	466,111	475,102
Federal funds purchased	26,845	2,090
Federal Home Loan Bank advances	84,950	91,874
Notes payable	10,300	9,700
Long-term debt	10,310	10,310
Other liabilities	4,616	4,558

Total liabilities	603,132	593,634

Shareholders’ equity:
Common stock, $5 par value; authorized 20,000,000 shares; issued 4,912,849 shares as of June 30, 2005 and December 31, 2004	24,564	24,564
Capital surplus	12,913	12,956
Treasury stock at cost, 1,172,484 shares as of June 30, 2005, and 1,161,463 shares as of December 31, 2004	(15,996)	(15,640)
Retained earnings	37,066	35,085
Accumulated other comprehensive loss	(335)	(35)

Total shareholders’ equity	58,212	56,930

Total liabilities and shareholders’ equity	$661,344	$650,564

See accompanying notes to consolidated financial statements.

PART I — Item 1. Financial Statements, Continued

MIDWESTONE FINANCIAL GROUP, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited) (dollars in thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Interest income:
Interest and fees on loans	$6,533	$5,908	$12,662	$11,744
Interest and discount on loan pool participations	2,583	2,225	5,339	4,960
Interest on bank deposits	1	1	3	2
Interest on federal funds sold	6	6	12	7
Interest on investment securities:
Available for sale	739	969	1,511	1,977
Held to maturity	128	117	231	258

Total interest income	9,990	9,226	19,758	18,948

Interest expense:
Interest on deposits:
NOW and Super NOW	76	61	151	95
Savings	390	322	747	628
Certificates of deposit	1,802	1,678	3,508	3,425
Interest on federal funds purchased	84	22	117	35
Interest on Federal Home Loan Bank advances	957	991	1,974	1,977
Interest on notes payable	124	97	250	188
Interest on long-term debt	182	129	347	256

Total interest expense Total interest expense	3,615	3,300	7,094	6,604

Net interest income Net interest income	6,375	5,926	12,664	12,344
Provision for loan losses	108	372	299	530

Net interest income after provision for loan losses	6,267	5,554	12,365	11,814

Noninterest income:
Service charges	726	674	1,408	1,253
Data processing income	54	61	102	127
Mortgage origination fees	113	146	179	229
Other operating income	230	263	450	527
(Loss) gain on sale of available for sale securities	(44)	110	(54)	110

Total noninterest income	1,079	1,254	2,085	2,246

Noninterest expense:
Salaries and employee benefits	2,921	2,597	5,332	5,419
Net occupancy expense	848	788	1,734	1,572
Professional fees	198	305	374	488
Other intangible asset amortization	73	73	147	147
Other operating expense	997	832	1,912	1,845

Total noninterest expense	5,037	4,595	9,499	9,471

Income before income tax expense	2,309	2,213	4,951	4,589
Income tax expense	778	764	1,690	1,582

Net income	$1,531	$1,449	$3,261	$3,007

Earnings per common share - basic	$0.41	$0.38	$0.87	$0.79
Earnings per common share - diluted	$0.40	$0.37	$0.85	$0.77
Dividends per common share	$0.17	$0.17	$0.34	$0.34

See accompanying notes to consolidated financial statements.

PART I — Item 1. Financial Statements, Continued

MIDWESTONE FINANCIAL GROUP, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited) (in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income	$1,531	$1,449	$3,261	$3,007
Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period, net of tax	210	(1,460)	(334)	(1,201)
Less: reclassification adjustment for net losses (gains) included in net income, net of tax	28	(69)	34	(69)

Other comprehensive income (loss), net of tax	238	(1,529)	(300)	(1,270)

Comprehensive income (loss)	$1,769	$(80)	$2,961	$1,737

See accompanying notes to consolidated financial statements.

PART I — Item 1. Financial Statements, Continued

MIDWESTONE FINANCIAL GROUP, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(unaudited) (in thousands, except per share amounts)	Common Stock	Capital Surplus	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2003	$24,564	12,976	(14,589)	31,832	1,361	56,144
Comprehensive income:
Net income	—	—	—	3,007	—	3,007
Unrealized losses arising during the period on securities available for sale	—	—	—	—	(1,201)	(1,201)
Less realized gains on securities available for sale, net of tax	—	—	—	—	(69)	(69)

Total comprehensive income	—	—	—	3,007	(1,270)	1,737

Dividends paid ($.34 per share)		—	—	(1,300)	—	(1,300)
Stock options exercised (70,604 shares)	—	(120)	914	—	—	794
Treasury stock purchased (87,879 shares)	—	—	(1,647)	—	—	(1,647)

Balance at June 30, 2004	$24,564	12,856	(15,322)	33,539	91	55,728

Balance at December 31, 2004	$24,564	12,956	(15,640)	35,085	(35)	56,930

Comprehensive income:
Net income	—	—	—	3,261	—	3,261
Unrealized losses arising during the period on securities available for sale	—	—	—	—	(334)	(334)
Less realized losses on securities available for sale, net of tax	—	—	—	—	34	34

Total comprehensive income	—	—	—	3,261	(300)	2,961

Dividends paid ($.34 per share)	—	—	—	(1,280)	—	(1,280)
Stock options exercised (28,979 shares)	—	(43)	391	—	—	348
Treasury stock purchased (40,000 shares)	—	—	(747)	—	—	(747)

Balance at June 30, 2005	$24,564	12,913	(15,996)	37,066	(335)	58,212

See accompanying notes to consolidated financial statements.

PART I — Item 1. Financial Statements, Continued

MIDWESTONE FINANCIAL GROUP, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (dollars in thousands)	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net income	$3,261	$3,007
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,108	1,064
Provision for loan losses	299	530
Loss (gain) on sale of available for sale securities	54	(110)
Gain on sale of other assets	—	(108)
(Gain) loss on sale of premises and equipment	(2)	33
Amortization of investment securities and loan premiums	368	421
Accretion of investment securities and loan discounts	(43)	(50)
Increase in other assets	(1,270)	(1,776)
Increase (decrease) in other liabilities	237	(442)

Net cash provided by operating activities	4,012	2,569

Cash flows from investing activities:
Investment securities available for sale:
Proceeds from sales	4,990	8,917
Proceeds from maturities	11,878	8,918
Purchases	(9,072)	(10,019)
Investment securities held to maturity:
Proceeds from maturities	154	2,845
Purchases	(4,806)	—
Net increase in loans	(16,837)	(17,464)
Purchases of loan pool participations	(20,266)	(30,724)
Resale of loan pool participations	2,326	3,097
Principal recovery on loan pool participations	20,581	19,514
Purchases of premises and equipment	(1,393)	(1,206)
Proceeds from sale of premises and equipment	2	7

Net cash used in investing activities	(12,443)	(16,115)

Cash flows from financing activities:
Net (decrease) increase in deposits	(8,991)	4,424
Net increase in federal funds purchased	24,755	5,195
Federal Home Loan Bank advances	15,000	6,000
Repayment of Federal Home Loan Bank advances	(22,000)	(3,634)
Advances on notes payable	1,600	1,850
Principal payments on notes payable	(1,000)	(500)
Dividends paid	(1,280)	(1,300)
Proceeds from exercise of stock options	348	794
Purchases of treasury stock	(747)	(1,647)

Net cash provided by financing activities	7,685	11,182

Net decrease in cash and cash equivalents	(746)	(2,364)
Cash and cash equivalents at beginning of period	15,415	14,540

Cash and cash equivalents at end of period	$14,669	$12,176

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$6,953	$6,698

Income taxes	$2,262	$2,181

See accompanying notes to consolidated financial statements.

1.	Basis of Presentation

The accompanying consolidated statements of income and the consolidated statements of comprehensive income for the three months and six months ended June 30, 2005 and 2004, the consolidated statements of cash flows for the six months ended June 30, 2005 and 2004 and the consolidated statements of condition as of June 30, 2005 and December 31, 2004 include the accounts and transactions of MidWestOne Financial Group, Inc. (the “Company”) and its six wholly-owned subsidiaries, MidWestOne Bank & Trust, Central Valley Bank, Pella State Bank, MidWestOne Bank, MidWestOne Investment Services, Inc. and MIC Financial, Inc. All material intercompany balances and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2005, and the results of operations and cash flows for the three months and the six months ended June 30, 2005 and 2004.

The results for the three months and the six months ended June 30, 2005 may not be indicative of results for the year ending December 31, 2005, or for any other period.

2.	Consolidated Statements of Cash Flows

In the consolidated statements of cash flows, cash and cash equivalents include cash and due from banks, interest-bearing deposits in banks, and federal funds sold.

3.	Income Taxes

Federal income tax expense for the three months and the six months ended June 30, 2005 and 2004 was computed using the consolidated effective federal tax rate. The Company also recognized income tax expense pertaining to state franchise taxes payable individually by the subsidiary banks.

4.	Earnings Per Common Share

Basic earnings per common share computations are based on the weighted average number of shares of common stock actually outstanding during the period. The weighted average number of shares outstanding for the three-month periods ended June 30, 2005 and 2004 was 3,764,908 and 3,806,385, respectively. The weighted average number of shares outstanding for the six-month periods ended June 30, 2005 and 2004 was 3,764,315 and 3,802,626, respectively. Diluted earnings per share amounts are computed by dividing net income by the weighted average number of shares outstanding and all dilutive potential shares outstanding during the period. The computation of diluted earnings per share used a weighted average number of shares outstanding of 3,844,517 and 3,909,806 for the three months ended June 30, 2005 and 2004, respectively. The weighted average number of shares used in the computation of diluted earnings per share for the six-month periods ended June 30, 2005 and 2004 was 3,850,162 and 3,914,982, respectively.

5.	Effect of New Financial Accounting Standards

In December 2003, the American Institute of Certified Public Accountants (“AICPA”) issued a Statement of Position (“SOP”) 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer”, that addresses the accounting for differences between contractual and expected future cash flows from an investor’s initial investment in certain loans and debt securities. It includes such loans acquired in a transfer if those differences are attributable, at least in part, to credit quality. The SOP limits the yield that may be accreted (accretable yield) to the excess of the investor’s estimate of undiscounted expected future principal and interest cash flows (expected future cash flows) over the investor’s initial investment in the loan. The implementation of this SOP is effective for fiscal years beginning after December 15, 2004. The Company adopted SOP 03-3 on January 1, 2005 related to its accounting treatment for loan pool participations. Adoption of this SOP did not have a material impact on the Company’s financial position or results of operations.

In March 2004, the Emerging Issues Task Force (“EITF”) revisited EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments”. Effective with reporting periods beginning after June 15, 2004, companies carrying certain types of debt and equity securities at amounts higher than the securities’ fair market values would have to use more detailed criteria to evaluate whether to record a loss and would have to disclose additional information about unrealized losses. The Company has reviewed the revised EITF No. 03-1 and had planned to implement these additional procedures effective with the quarter beginning July 1, 2004; however, the FASB has since issued a staff position deferring the effective date of the measurement and recognition provisions of the revised EITF No. 03-1 until further implementation issues may be resolved. Adoption of the new issuance could have a material impact on the Company’s financial position and results of operations but the extent of any impact will vary due to the fact that the model, as issued, calls for many judgments and additional evidence gathering as such evidence exists at each securities valuation date.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standards (“SFAS”) No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29”. SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 become effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after December 31, 2004. The provisions of SFAS No. 153 are to be applied prospectively. The Company expects to adopt SFAS No. 153 on July 1, 2005; however, adoption of the standard is not expected to have a material effect on the Company’s financial position or results of operations.

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

On May 5, 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections” (SFAS No. 154”), replacing APB Opinion No. 20, “Accounting for Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” Unless specified in an accounting standard, SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle and correction of errors. APB Opinion No. 20 previously provided that most changes in accounting principle be recognized by including in net income the cumulative effect of changing to the new principle in the period of adoption. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005. The Company will adopt the provisions of SFAS No. 154 on January 1, 2006.

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

The Company has a stock incentive plan under which up to 550,000 shares of common stock are reserved for issuance pursuant to options or other awards which may be granted to officers, key employees and certain non-employee directors of the Company. The exercise price of each option equals the market price of the Company’s stock on the date of grant. The option’s maximum term is ten years, with vesting occurring at the rate of thirty-three percent on the one-year anniversary of the date of grant, sixty-six percent vesting on the two-year anniversary, and one hundred percent vesting on the three-year anniversary of the date of the grant. The Company applies APB Opinion No. 25 and related interpretations in accounting for this plan. Accordingly, no compensation cost has been recognized in the financial statements for the stock options.

Had compensation cost for the Company’s stock incentive plan been determined in accordance with FASB Statement No. 123R, “Accounting for Stock-Based Compensation,” the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	3 Months Ended June 30,		6 Months Ended June 30,
	2005	2004	2005	2004
Net income (dollars in thousands):
As reported	$1,531	1,449	3,261	3,007
Pro forma	$1,446	1,379	3,091	2,867

Earnings per share:
As reported – basic	$.41	$.38	$.87	$.79
As reported – diluted	$.40	$.37	$.85	$.77
Pro forma – basic	$.38	$.36	$.82	$.75
Pro forma – diluted	$.39	$.36	$.83	$.75

8.	Reclassifications

Certain reclassifications have been made to prior year consolidated financial statements in order to conform to current year presentation.

PART I — Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

QUARTER ENDED JUNE 30, 2005

The Company recorded net income of $1,531,000 for the quarter ended June 30, 2005, compared with net income of $1,449,000 for the quarter ended June 30, 2004, an increase of $82,000 or 6 percent. The increase in net income was primarily due to an increase in net interest income and a lower provision for loan loss, which were partially offset by a decrease in gains on sale of available for sale securities and a charge in the second quarter of 2005 related to the retirement of a subsidiary bank executive vice president. Basic earnings per share for the second quarter of 2005 were $.41 versus $.38 for the second quarter of 2004. Diluted earnings per share for the second quarter of 2005 were $.40 and $.37 for the second quarter of 2004. Actual weighted average shares outstanding were 3,764,908 and 3,806,385 for the second quarter of 2005 and 2004, respectively. The Company’s return on average assets for the quarter ended June 30, 2005 was .95 percent compared with a return of .92 percent for the quarter ended June 30, 2004. The Company’s return on average equity was 10.55 percent for the three months ended June 30, 2005 versus 10.02 percent for the three months ended June 30, 2004.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income is computed by subtracting total interest expense from total interest income. Fluctuations in net interest income can result from the changes in the volumes of assets and liabilities as well as changes in interest rates. The Company’s net interest income for the quarter ended June 30, 2005 increased $449,000 or 8 percent to $6,375,000 from $5,926,000 for the three months ended June 30, 2004. Total interest income was $764,000 greater in the second quarter of 2005 compared with the same period in 2004 primarily due to an increase in the volume and yields on loans and loan pool participations. The increase in interest income was partially offset by lower interest income generated through decreased volume and yields on investment securities. Total interest expense for the second quarter of 2005 increased $315,000 or 10 percent compared with the same period in 2004 due to increased volumes and a higher cost of funds, reflecting the interest rate environment. The Company’s net interest margin on a federal tax-equivalent basis for the second quarter of 2005 increased to 4.33 percent from 4.07 percent in the second quarter of 2004. Net interest margin is a measure of the net return on interest-earning assets and is computed by dividing annualized net interest income by the average of total interest-earning assets for the period. The Company’s overall yield on earning assets rose to 6.75 percent for the second quarter of 2005 compared with 6.31 percent for the second quarter of 2004. The rate on interest-bearing liabilities increased in the second quarter of 2005 to 2.68 percent compared to 2.49 percent for the second quarter of 2004.

Interest income and fees on loans increased $625,000 or 11 percent in the second quarter of 2005 compared to the same period in 2004. Average loans were $16,848,000 or 4 percent higher in the second quarter of 2005 compared with 2004. The increase in loan volume reflects new loan originations. Higher interest rates in the second quarter of 2005 compared with 2004 also contributed to the additional interest income generated in 2005. The average yield on loans increased to 6.40 percent for the second quarter of 2005, compared to 6.05 percent in the second quarter of 2004. The yield on the Company’s loan portfolio is affected by the amount of nonaccrual loans (which do not earn interest income), the mix of the portfolio (real estate loans generally have a lower overall yield than commercial and agricultural loans), the effects of competition and the interest rate environment on the amounts and volumes of new loan originations, and the mix of variable rate versus fixed rate loans in the Company’s portfolio. Additionally, many of the borrowers have refinanced their real estate mortgages outside the Company to take advantage of long-term fixed-rate loans. The Company has typically not retained this type of loan in its portfolio in order to reduce interest rate risk. Competition in the local markets served by the Company has caused the pricing of new and many existing loans to be at or near the national prime rate. Historically, the Company had been able to price many of these loans higher than prime. Recent increases in the prime rate have helped offset the competitive factors to increase the overall loan portfolio yield.

Interest and discount income on loan pool participations increased $358,000 or 16 percent in the second quarter of 2005 compared with the same period in 2004. Interest income and discount collected on the loan pool participations for the three months ended June 30, 2005 was $2,583,000 compared with $2,225,000 collected in the second quarter of 2004. The yield on loan pool participations was 10.86 percent for the second quarter of 2005 compared with 10.11 percent for the same period in 2004. The average loan pool participation investment balance was $6,897,000 or 8 percent higher in the second quarter of 2005 than in 2004. These loan pool participations are pools of performing and distressed and nonperforming loans that the Company has purchased at a discount from the aggregate outstanding principal amount of the underlying loans. Income is derived from this investment in the form of interest collected and the repayment of the principal in excess of the purchase cost which is herein referred to as “discount recovery.” The Company recognizes interest income and discount recovery on its loan pool participations on a cash basis. The loan pool participations have traditionally been a high-yield activity for the Company, but this yield has fluctuated from period to period based on the amount of cash collection, discount recovery, and net collection expenses of the servicer in any given period. The income and yield on loan pool participations may vary in future periods due to the volume and discount rate on loan pools purchased. The adoption of SOP 03-3 on January 1, 2005 has not had a material effect on the income recognized on loan pool participations through June 30, 2005. All loans that the Company had purchased prior to January 1, 2005 continue to utilize the cash basis for recognition of interest income and discount recovery. The loan pool participations purchased subsequent to January 1, 2005 that are subject to the “accretable yield” income recognition requirements of SOP 03-3 have not generated significant amounts of income to date.

Interest income on investment securities decreased $219,000 or 20 percent in the quarter ended June 30, 2005, compared with the quarter ended June 30, 2004 due to decreased volume and yield in the portfolio. Interest income on investment securities totaled $867,000 for the second quarter of 2005 compared with $1,086,000 in 2004. The average balance of investments in the second quarter of 2005 was $92,932,000 versus $107,331,000 in the second quarter of 2004. The yield on the Company’s investment portfolio in the second quarter of 2005 decreased to 4.10 percent from 4.30 percent in the comparable period of 2004 reflecting new purchases and reinvestment of maturing securities at lower market interest rates.

Interest expense on deposits was $207,000 or 10 percent greater in the second quarter of 2005 compared with the same period in 2004 mainly due to increased deposit rates. Average interest-bearing deposits for the second quarter of 2005 were $2,351,000 greater compared with the same period in 2004. The weighted average rate paid on interest-bearing deposits was 2.13 percent in the second quarter of 2005 compared to 1.95 percent paid in the second quarter of 2004. The Company has noted higher market rates and has increased the rates it pays on deposit accounts in response to the competition.

Interest expense on borrowed funds was $108,000 or 9 percent greater in the second quarter of 2005 compared with the same period in 2004, reflecting the Company’s higher average borrowed funds and increased market interest rates in 2005 compared with 2004. Average borrowed funds for the second quarter of 2005 were $4,588,000 greater compared to the same period in 2004. The weighted average rate paid on borrowed funds rose to 4.75 percent in the second quarter of 2005 compared with 4.56 percent in the second quarter of 2004.

Provision for Loan Losses

The Company recorded a provision for loan losses of $108,000 in the second quarter of 2005 compared with $372,000 in the second quarter of 2004. The decrease in 2005 compared to 2004 was primarily due to a decrease in net loan charge offs. Net loans charged off in the second quarter of 2005 were $133,000 compared with $450,000 in the second quarter of 2004. The lower loan loss provision in the second quarter of 2005 is also due to the decrease in the amount of non-performing loans as of June 30, 2005 compared with June 30, 2004. Management determines an appropriate provision based on its evaluation of the adequacy of the allowance for loan losses in relationship to a continuing review of problem loans, the current economic conditions, actual loss experience and industry trends. Management believes that the allowance for loan losses is adequate based on the inherent risk in the portfolio as of June 30, 2005; however, growth in the loan portfolio and the uncertainty of the general economy require that management continue to evaluate the adequacy of the allowance for loan losses and make additional provisions in future periods as deemed necessary.

Noninterest Income

Noninterest income results from the charges and fees collected by the Company from its customers for various services performed, data processing income received from nonaffiliated banks, miscellaneous other income and gains (or losses) from the sale of investment securities held in the available for sale category. Total noninterest income was $175,000 lower in the second quarter of 2005 compared with the same period in 2004. Brokerage fees increased $44,000 to $133,000 for the second quarter of 2005 compared with the same period in 2004 due to the acquisition of the assets of a broker and registered investment advisor on July 30, 2004. Service charges on deposit accounts declined to $392,000 in the second quarter of 2005 compared to $418,000 for the quarter ended June 30, 2004 primarily as a result of lower NSF fees. Available for sale investment security losses totaled $44,000 in the second quarter of 2005 versus available for sale investment security gains of $110,000 for the three months ended June 30, 2004. Secondary market loan origination fees declined to $113,000 in the second quarter of 2005 compared to $146,000 for the quarter ended June 30, 2004 as a result of declining mortgage originations in the current rising market rate environment. Data processing income declined $7,000 to $54,000 in the second quarter of 2005 compared to $61,000 for the same period of 2004.

Noninterest Expense

Total noninterest expense for the quarter ended June 30, 2005 was $442,000 or 10 percent greater compared to noninterest expense for the second quarter of 2004. Noninterest expense includes all the costs incurred to operate the Company except for interest expense, the loan loss provision and income taxes. Salaries and benefits expense for the second quarter of 2005 was $324,000 higher compared with the same period in 2004. The increase was attributable to additional salaries and benefits expense for a new non-bank subsidiary and the charges in the second quarter of 2005 totaling $136,000 associated with the retirement of the executive vice president of a subsidiary bank. The Executive Vice President of MidWestOne Bank in Burlington was covered by an employment agreement that provided for payment of salary and standard fringe benefits to the individual for the remaining term of the employment agreement in the event of early retirement. The agreement was originally entered into by Midwest Bancshares, Inc., which was acquired by the Company in 1999, and was scheduled to terminate on September 30, 2006. Occupancy and equipment expense increased by $60,000 in the second quarter of 2005 compared with the three months ended June 30, 2004 due to the higher depreciation expense on data processing equipment and increased maintenance agreement expense on check handling equipment. Other operating expenses rose $58,000 or 5 percent in the second quarter of 2005 compared to the second quarter of 2004.

Income Tax Expense

The Company incurred income tax expense of $778,000 for the three months ended June 30, 2005 compared with $764,000 for the three months ended June 30, 2004. The effective income tax rate as a percent of income before taxes for the three months ended June 30, 2005 and 2004 was 33.7 percent and 34.5 percent, respectively. The effective tax rate varies from the statutory rate due to state taxes and the amount of tax-exempt income earned during the period.

SIX MONTHS ENDED JUNE 30, 2005

The Company recorded net income of $3,261,000 for the six months ended June 30, 2005, compared with net income of $3,007,000 for the first half of 2004, an increase of $254,000 or 8 percent. The increase in net income was primarily due to an increase in net interest income and a lower provision for loan loss, which were partially offset by a decrease in gains on sale of available for sale securities. Basic earnings per share for the first six months of 2005 were $.87 versus $.79 for the first six months of 2004. Diluted earnings per share for the six months ended June 30, 2005 were $.85 and $.77 for the first six months of 2004. Actual weighted average shares outstanding were 3,764,315 and 3,802,626 for the first half of 2005 and 2004, respectively. The Company’s return on average assets for the six months ended June 30, 2005 was 1.02 percent compared with a return of .96 percent for the six months ended June 30, 2004. The Company’s return on average equity was 11.37 percent for the six months ended June 30, 2005 versus 10.50 percent for the six months ended June 30, 2004.

RESULTS OF OPERATIONS

Net Interest Income

The Company’s net interest income for the six months ended June 30, 2005 increased $320,000 or 3 percent to $12,664,000 from $12,344,000 for the six months ended June 30, 2004. Total interest income was $810,000 greater in the first half of 2005 compared with the same period in 2004 primarily due to an increase in the volume and yields on loans and an increase in the volume of loan pool participations. The increase in interest income was partially offset by lower interest income generated through decreased volume and yields on investment securities. Total interest expense for the six months ended June 30, 2005 increased $490,000 or 7 percent compared with the same period in 2004 due to increased volumes and a higher cost of funds, reflecting the interest rate environment. The Company’s net interest margin on a federal tax-equivalent basis for the first half of 2005 increased to 4.32 percent from 4.29 percent in the first half of 2004. The Company’s overall yield on earning assets rose to 6.71 percent for the first half of 2005 compared with 6.56 percent for the first half of 2004. The rate on interest-bearing liabilities increased in the first half of 2005 to 2.65 percent compared to 2.52 percent for the first half of 2004.

Interest income and fees on loans increased $918,000 or 8 percent in the first half of 2005 compared to the same period in 2004. Average loans were $16,660,000 or 4 percent higher in the first half of 2005 compared with 2004. The increase in loan volume reflects new loan originations. Higher interest rates in the first six months of 2005 compared with 2004 also contributed to the additional interest income generated in 2005. The average yield on loans increased to 6.33 percent for the first six months of 2005, compared to 6.10 percent in the first six months of 2004.

Interest and discount income on loan pool participations increased $379,000 or 8 percent in the first half of 2005 compared with 2004. Interest income and discount collected on the loan pool participations for the six months ended June 30, 2005 was $5,339,000 compared with $4,960,000 collected in the first six months of 2004. The yield on loan pool participations was 10.88 percent for the first half of 2005 compared with 11.57 percent for the same period in 2004. The average loan pool participation investment balance was $12,712,000 or 15 percent higher in the first six months of 2005 than in 2004 as additional pools were purchased during the last half of 2004 and the first six months of 2005.

Interest income on investment securities decreased $493,000 or 22 percent in the six months ended June 30, 2005, compared with the six months ended June 30, 2004 due to decreased volume and yield in the portfolio. Interest income on investment securities totaled $1,742,000 for the first half of 2005 compared with $2,235,000 in 2004. The average balance of investments in the first six months of 2005 was $94,538,000 versus $108,726,000 in the first six months of 2004. The yield on the Company’s investment portfolio in the first half of 2005 decreased to 4.03 percent from 4.36 percent in the comparable period of 2004 reflecting new purchases and reinvestment of maturing securities at lower market interest rates.

Interest expense on deposits was $258,000 or 6 percent greater in the first half of 2005 compared with 2004 mainly due to increased deposit rates. Average interest-bearing deposits for the first six months of 2005 were $7,362,000 greater compared with the same period in 2004. The weighted average rate paid on interest-bearing deposits was 2.08 percent in the first half of 2005 compared to 1.99 percent paid in the first six months of 2004.

Interest expense on borrowed funds was $232,000 or 9 percent greater in the first half of 2005 compared with 2004, reflecting the Company’s higher average borrowed funds and increased market interest rates in 2005 compared with 2004. Average borrowed funds for the first six months of 2005 were $6,792,000 greater compared to the same period in 2004. The weighted average rate paid on borrowed funds rose to 4.77 percent in the first half of 2005 compared with 4.62 percent in the first half of 2004.

Provision for Loan Losses

The Company recorded a provision for loan losses of $299,000 in the first six months of 2005 compared with $530,000 in the first six months of 2004. The decrease in 2005 compared to 2004 was due to a decrease in net loan charge offs from $630,000 in the first half of 2004 to $163,000 in the first half of 2005. The reduced loan loss provision in the first half of 2005 also reflects the decline in nonperforming loans.

Noninterest Income

Total noninterest income was $161,000 lower in the first half of 2005 compared with the same period in 2004. Brokerage fees increased $150,000 to $286,000 for the first six months of 2005 compared with the same period in 2004 due to the acquisition of the assets of a broker and registered investment advisor on July 30, 2004. Service charges on deposit accounts declined to $743,000 in the first half of 2005 compared to $790,000 for the six months ended June 30, 2004 primarily as a result of lower NSF fees. Available for sale investment security losses totaled $54,000 in the first half of 2005 versus available for sale investment security gains of $110,000 for the six months ended June 30, 2004. Secondary market loan origination fees declined to $179,000 in the first six months of 2005 compared to $229,000 for the six months ended June 30, 2004 as a result of declining mortgage originations in the current rising market rate environment. Data processing income declined $25,000 to $102,000 in the first half of 2005 compared to $127,000 for the same period of 2004.

Noninterest Expense

Total noninterest expense for the six months ended June 30, 2005 was $28,000 greater compared to noninterest expense for the first half of 2004. Salaries and benefits expense for the first six months of 2005 was $87,000 lower compared with the same period in 2004. The Company recognized charges of approximately $136,000 in the first half of 2005 and $411,000 in the first half of 2004 associated with the retirements of the executive vice president and president of a subsidiary bank. The President and

Executive Vice President of MidWestOne Bank in Burlington were covered by employment agreements that provided for payment of salaries and standard fringe benefits to the individuals for the remaining term of their employment agreements in the event of early retirement. The agreements were originally entered into by Midwest Bancshares, Inc., which was acquired by the Company in 1999, and were scheduled to terminate on September 30, 2006. The former President and Executive Vice President of MidWestOne Bank were the only two individuals covered by employment agreements. Occupancy and equipment expense increased by $162,000 in the first half of 2005 compared with the six months ended June 30, 2004 due to the higher depreciation expense on data processing equipment and increased maintenance agreement expense on check handling equipment. Other operating expenses declined $47,000 or 2 percent in the first half of 2005 compared to the first six months of 2004.

Income Tax Expense

The Company incurred income tax expense of $1,690,000 for the six months ended June 30, 2005 compared with $1,582,000 for the six months ended June 30, 2004. The effective income tax rate as a percent of income before taxes for the six months ended June 30, 2005 and 2004 was 34.1 percent and 34.5 percent, respectively. The effective tax rate varies from the statutory rate due to state taxes and the amount of tax-exempt income earned during the period.

FINANCIAL CONDITION

Total assets as of June 30, 2005 were $661,344,000 compared with $650,564,000 as of December 31, 2004, an increase of $10,780,000 or 2 percent. As of June 30, 2005, the Company had $2,475,000 in federal funds sold and $26,845,000 in federal funds purchased compared with $930,000 sold and $2,090,000 purchased as of December 31, 2004. Federal funds are purchased on a short-term basis to meet liquidity needs.

Investment Securities

Investment securities available for sale totaled $79,174,000 as of June 30, 2005. This is a decrease of $8,621,000 from December 31, 2004. Investment securities classified as held to maturity rose to $13,826,000 as of June 30, 2005, compared with $9,190,000 on December 31, 2004 due to the purchase of municipal bonds.

Loans

Total loans were $415,511,000 as of June 30, 2005, compared with $398,854,000 as of December 31, 2004, an increase of $16,657,000 or 4 percent. As of June 30, 2005, the Company’s loan to deposit ratio was 89.1 percent compared with a year-end 2004 loan to deposit ratio of 84.0 percent. As of June 30, 2005, loans secured by real estate (including 1 to 4 family, multi-family, commercial and agricultural) comprised the largest category in the portfolio at approximately 65 percent of total loans. Commercial loans were the next largest category at 17 percent. Agricultural loans were approximately 15 percent of the total loan portfolio and loans to individuals constituted approximately 3 percent.

Loan Pool Participations

As of June 30, 2005, the Company had loan pool participations of $102,861,000, a decrease of $2,641,000 or 3 percent from the December 31, 2004 balance of $105,502,000. The decrease in the loan pool participations is the result of purchases of $20,266,000 during the first six months of 2005, which was offset by net collections of loan pool participations of $22,907,000. The loan pool investment balance shown as an asset on the Company’s Statement of Condition represents the discounted purchase cost of the loan pool participations. The average loan pool participation balance of $98,953,000 for the first six months of 2005 was $12,172,000 or 15 percent higher than the average balance of $86,241,000 for the first six months of 2004.

Goodwill and Other Intangible Assets

Goodwill totaled $13,156,000 as of June 30, 2005 and December 31, 2004. Goodwill is subject to testing for impairment in accordance with the provisions of Financial Accounting Standards Board Statement No. 142. No impairment write-down of goodwill has been recorded.

Other intangible assets decreased to $1,171,000 as of June 30, 2005 from the December 31, 2004 total of $1,318,000. The gross carrying amount of other intangible assets and the associated accumulated amortization at June 30, 2005 is presented in the table below. Amortization expense for other intangible assets was $147,000 for the six months ended June 30, 2005 and 2004.

	Gross Carrying Amount	Accumulated Amortization	Unamortized Intangible Assets
	(in thousands)
Other intangible assets:
Core deposit premium	$3,281	2,422	859
Customer list intangible	$382	70	312

Total	$3,663	$2,492	$1,171

Amortization of intangible assets is recorded using an accelerated method based on the estimated life of the core deposit intangible. Projections of amortization expense are based on existing asset balances and the remaining useful lives. The following table shows the estimated future amortization expense.

	Core Deposit Premium	Customer List Intangible	Totals
	(in thousands)
Six months ended December 31, 2005	$110	35	145

Year ended December 31,
2006	184	64	248
2007	155	56	211
2008	156	47	203
2009	127	39	166
2010	41	31	72
Thereafter	86	40	126

Deposits

Total deposits as of June 30, 2005 were $466,111,000 compared with $475,102,000 as of December 31, 2004, a decrease of $8,991,000 or 2 percent. Certificates of deposit remain the largest category of deposits at June 30, 2005 representing approximately 51 percent of total deposits.

Borrowed Funds/Notes Payable

The Company had $26,845,000 in federal funds purchased on June 30, 2005. There was $2,090,000 in federal funds purchased on December 31, 2004. During the first six months of 2005, the Company had an average balance of Federal Funds purchased of $7,251,000. Advances from the Federal Home Loan Bank totaled $84,950,000 as of June 30, 2005 compared with $91,874,000 as of December 31, 2004. The Company utilizes Federal funds purchased and Federal Home Loan Bank Advances as a supplement to customer deposits to fund earning assets. Notes payable increased to $10,300,000 on June 30, 2005 compared to $9,700,000 as of December 31, 2004. Long-term debt in the form of a trust-preferred security was $10,310,000 as of June 30, 2005 and December 31, 2004.

Nonperforming Assets

The Company’s nonperforming assets totaled $2,803,000 (.67 percent of total loans) as of June 30, 2005, compared to $3,056,000 (.77 percent of total loans) as of December 31, 2004. All nonperforming asset totals and related ratios exclude the loan pool participations. The following table presents the categories of nonperforming assets as of June 30, 2005 compared with December 31, 2004:

	June 30, 2005	December 31, 2004
	(in thousands)
Impaired loans and leases:
Nonaccrual	$780	1,571
Restructured	220	486

Total impaired loans and leases	1,000	2,057
Loans and leases past due 90 days and more	1,301	858

Total nonperforming loans	2,301	2,915
Other real estate owned	502	141

Total nonperforming assets	$2,803	3,056

From December 31, 2004 to June 30, 2005, the Company’s nonaccrual loans decreased $791,000. Loans ninety days past due increased $443,000. Troubled debt restructurings decreased $266,000 and other real estate owned increased by $361,000. The Company’s allowance for loan losses as of June 30, 2005 was $4,881,000, which was 1.17 percent of total loans as of that date. This compares with an allowance for loan losses of $4,745,000 as of December 31, 2004, which was 1.19 percent of total loans. The allowance for loan losses increased $136,000 during the first six months of 2005 as a result of net charge-offs taken during the period only partially offsetting the provision for loan loss taken. As of June 30, 2005, the allowance for loan losses was 174.12 percent of nonperforming assets compared with 155.31 percent as of December 31, 2004. Based on the inherent risk in the loan portfolio, management believes that as of June 30, 2005, the allowance for loan losses is adequate. For the six months ended June 30, 2005, the Company’s net loan charge-offs were $163,000 compared with net charge-offs of $630,000 during the six months ended June 30, 2004.

Changes in the allowance for loan losses for the six months ended June 30, 2005 and 2004 were as follows:

	2005	2004
	(in thousands)
Balance at beginning of year	$4,745	4,857
Provision for loan losses	299	530
Recoveries on loans previously charged off	227	35
Loans charged off	(390)	(665)

Balance at end of period	$4,881	4,757

Capital Resources

Total shareholders’ equity was 8.8 percent of total assets as of June 30, 2005 and December 31, 2004. The Company’s Tier 1 Capital Ratio was 10.8 percent of risk-weighted assets as of June 30, 2005 and was 10.9 percent as of December 31, 2004, compared to a 4.0 percent regulatory requirement. Risk-based capital guidelines require the classification of assets and some off-balance-sheet items in terms of credit-risk exposure and the measuring of capital as a percentage of the risk-adjusted asset totals. Tier 1 Capital is the Company’s total common shareholders’ equity plus the trust preferred security reduced by goodwill. Management believes that, as of June 30, 2005, the Company and its subsidiary banks meet all capital adequacy requirements to which they are subject. As of that date, all the bank subsidiaries were “well capitalized” under regulatory prompt corrective action provisions. The Company repurchased no shares of common stock on the open market during the first quarter of 2005. On May 2, 2005, the Company announced that the Board of Directors authorized a stock repurchase of up to $2,000,000 until October 31, 2005. Subsequent to this announcement and prior to June 30, 2005, the Company repurchased 40,000 shares on the open market at a cost of $747,000. A total of 28,979 shares were issued during the first six months of 2005 for options exercised under previously awarded grants. Cash dividends of $.17 per share were paid to shareholders on June 15, 2005 and March 15, 2005.

Liquidity

Liquidity management involves meeting the cash flow requirements of depositors and borrowers. The Company conducts liquidity management on both a daily and long-term basis; and it adjusts its investments in liquid assets based on expected loan demand, projected loan maturities and payments, estimated cash flows from the loan pool participations, expected deposit flows, yields available on interest-bearing deposits, and the objectives of its asset/liability management program. The Company had liquid assets (cash and cash equivalents) of $14,669,000 as of June 30, 2005, compared with $15,415,000 as of December 31, 2004. Investment securities classified as available for sale could be sold to meet liquidity needs if necessary. Additionally, the bank subsidiaries maintain lines of credit with correspondent banks and the Federal Home Loan Bank that would allow them to borrow federal funds on a short-term basis if necessary. The Company also maintains a line of credit with a major commercial bank that provides liquidity for the purchase of loan pool participations and other corporate needs. Management believes that the Company has sufficient liquidity as of June 30, 2005 to meet the needs of borrowers and depositors.

Commitments and Contingencies

In the ordinary course of business, the Company is engaged in various issues involving litigation. Management believes that none of this litigation is material to the Company’s results of operations.

Acquisition of Securities Brokerage Company

On June 10, 2004, the Company entered into a definitive agreement to acquire the assets of the Koogler Company of Iowa, a sole proprietorship, which was a broker and registered investment advisor. The Company formed a new wholly-owned subsidiary called MidWestOne Investment Services, Inc. to provide investment advisory and brokerage services throughout the banking offices of the Company. Closing for the transaction occurred on July 30, 2004.

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

Off-Balance-Sheet Arrangements.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. As of June 30, 2005 and December 31, 2004, outstanding commitments to extend credit totaled approximately $67,331,000 and $66,086,000, respectively.

Commitments under standby letters of credit outstanding aggregated $4,346,000 and $3,427,000 as of June 30, 2005 and December 31, 2004, respectively. The Company does not anticipate any losses as a result of these transactions.

Part I – Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Market risk is the risk of earnings volatility that results from adverse changes in interest rates and market prices. The Company’s market risk is primarily comprised of interest rate risk arising from its core banking activities of lending and deposit taking. Interest rate risk is the risk that changes in market interest rates may adversely affect the Company’s net interest income. Management continually develops and applies strategies to mitigate this risk. The Company has not experienced any material changes to its market risk position since December 31, 2004, from that disclosed in the Company’s 2004 Form 10-K Annual Report. Management does not believe that the Company’s primary market risk exposures and how those exposures were managed in the first six months of 2005 changed when compared to 2004.

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

Part II – Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)-(b) Not applicable

(c)

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 2005	—	$—	—	$2,000,000
May 2005	15,000	18.850	15,000	1,717,250
June 2005	25,000	18.600	25,000	1,252,250

Total	40,000	$18.694	40,000	$1,252,250

On April 29, 2005, the Board of Directors authorized the repurchase of up to $2,000,000 of the Company’s common stock. This program expires on October 31, 2005.

Part II – Item 4. Submission of Matters to a vote of Security Holders.

The Company’s annual meeting of shareholders was held on April 29, 2005. The record date for determination of shareholders entitled to vote at the meeting was February 25, 2005. There were 3,769,166 shares outstanding as of that date, each such share being entitled to one vote. At the shareholders’ meeting the holders of 3,310,016 or 87.82 percent of the outstanding shares were represented in person or by proxy, which constituted a quorum. The following proposals were voted on at the meeting:

Proposal I - Election of Directors:

Four directors were to be elected to serve for the specified term or until their successors shall have been elected and qualified. At the shareholders’ meeting, the individuals received the number of votes set opposite their names:

	FOR	VOTE WITHHELD
One-year term (2006):
Barbara J. Kniff	3,285,978	24,038

Three-year term (2008):
Charles S. Howard	3,248,516	61,500
David A. Meinert	3,242,371	67,645
James G. Wake	3,293,820	16,196

Proposal II - Ratification of Auditors’ Appointment:

A vote was also taken on the ratification of the appointment of KPMG LLP as independent auditors of the Company for the fiscal year ending December 31, 2005. The results of the vote were as follows:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
3,277,328	20,264	12,424	0

Part II – Item 6. Exhibits.

(a) The following exhibits and financial statement schedules are filed as part of this report:

Exhibits
3.1	Articles of Incorporation, as amended through April 30, 1998, of Mahaska Investment Company. The Articles of Incorporation, as amended, of Mahaska Investment Company are incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 1998.

3.1.1	Amendment to the Articles of Incorporation of Mahaska Investment Company changing the name of the corporation to MidWestOne Financial Group, Inc. The Amendment to the Articles of Incorporation of Mahaska Investment Company are incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2003.

3.2	Bylaws of MidWestOne Financial Group, Inc. (f/k/a Mahaska Investment Company). The Amended and Restated Bylaws of Mahaska Investment Company dated July 23, 1998, are incorporated by reference to the Company’s quarterly report on Form 10-Q for the Quarter ended September 30, 1998.

10.1	Mahaska Investment Company Employee Stock Ownership Plan & Trust as restated and amended. This Plan & Trust is incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994.

10.2.1	1993 Stock Incentive Plan. This 1993 Stock Incentive Plan is incorporated by reference to Form S-1 Registration Number 33-81922 of Mahaska Investment Company.

10.2.2	1996 Stock Incentive Plan. This 1996 Stock Incentive Plan is incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996.

10.2.3	1998 Stock Incentive Plan. This 1998 Stock Incentive Plan is incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.

10.3	States Resources Corp. Loan Participation and Servicing Agreement dated February 5, 1999 between States Resources Corp. and Mahaska Investment Company. This agreement is incorporated herein by reference to the Form 10-K report filed by Mahaska Investment Company for the Year ended December 31, 1999.

10.5	Second Amended and Restated Credit Agreement dated November 30, 2003 between MidWestOne Financial Group, Inc. and Harris Trust and Savings Bank. This Agreement is incorporated herein by reference to the Form 10-K Annual Report filed by MidWestOne Financial Group, Inc. for the Year ended December 31, 2003.

10.5.1	Second Amendment to the Second Amended and Restated Credit Agreement dated April 12, 2005 between MidWestOne Financial Group, Inc. and Harris Trust and Savings Bank.

10.6	Stock Purchase Agreement By and Between Mahaska Investment Company and Belle Plaine Service Corp. dated October 4, 2002. This agreement is incorporated herein by reference to the Form 10-K report filed by Mahaska Investment Company for the Year ended December 31, 2002.

11	Computation of Per Share Earnings.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934 and 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MidWestOne Financial Group, Inc.
(Registrant)

By:	/S/ CHARLES S. HOWARD
Charles S. Howard
Chairman, President, Chief Executive Officer

August 10, 2005
Dated

By:	/S/ DAVID A. MEINERT
David A. Meinert
Executive Vice President
and Chief Financial Officer
(Principal Accounting Officer)

August 10, 2005
Dated