Form 10-K/A
period 2004-12-31
MIDWESTONE FINANCIAL GROUP INC
filed 2005-09-14
CIK 741390

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to                         .

Commission file number 0-24630

MIDWESTONE FINANCIAL GROUP, INC.

222 First Avenue East

Oskaloosa, Iowa 52577

Registrant’s telephone number:  641-673-8448

Iowa	42-1003699
(State of Incorporation)	(I.R.S. Employer Identification No.)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $5 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒.

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

EXPLANATORY NOTE

This Amendment No. 1 to MidWestOne Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004, is being filed to add the Registrant’s Definitive Proxy Statement containing the financial statements as Exhibit 13.1 of Item 15, Part IV. These financial statements were originally filed in the Registrant’s Definitive Proxy Statement and were incorporated by reference to the original Annual Report on Form 10-K filed on March 30, 2005. In accordance with Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, the Registrant has included in this Amendment No. 1 only Exhibit 13.1 of Item 15 of Part IV. The remainder of the information contained in the original filing is not amended hereby.

Item 15.	Exhibits and Financial Statement Schedules

Exhibit 13.1

Definitive Proxy Statement of MidWestOne Financial Group, Inc.

Exhibit 31.1

Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

Exhibit 31.2

Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

Exhibit 32.1

Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MidWestOne Financial Group, Inc. (Registrant)

September 13, 2005	By:	/S/ CHARLES S. HOWARD
Charles S. Howard Chairman, President, Chief Executive Officer and Director

September 13, 2005	By:	/S/ DAVID A. MEINERT
David A. Meinert Executive Vice President, Chief Financial Officer and Director

2