Form 10-Q
period 2005-09-30
MIDWESTONE FINANCIAL GROUP INC
filed 2005-11-14
CIK 741390

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company ( as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 31, 2005, there were 3,733,187 shares of common stock $5 par value outstanding.

PART I — Item 1. Financial Statements

MIDWESTONE FINANCIAL GROUP, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

(unaudited) (dollars in thousands)	September 30, 2005	December 31, 2004
ASSETS
Cash and due from banks	$12,737	$14,117
Interest-bearing deposits in banks	683	368
Federal funds sold	—	930

Cash and cash equivalents	13,420	15,415

Investment securities:
Available for sale at fair value	74,600	87,795
Held to maturity (fair value of $13,047 as of September 30, 2005 and $9,486 as of December 31, 2004)	13,002	9,190
Loans	423,440	398,854
Allowance for loan losses	(4,956)	(4,745)

Net loans	418,484	394,109

Loan pool participations	96,379	105,502
Premises and equipment, net	10,923	10,492
Accrued interest receivable	5,404	4,573
Goodwill	13,672	13,156
Other intangible assets, net	1,098	1,318
Cash surrender value of life insurance	7,455	7,190
Other assets	3,327	1,824

Total assets	$657,764	$650,564

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Demand	$42,693	$46,016
NOW and Super NOW	70,044	67,993
Savings	115,691	125,247
Certificates of deposit	253,721	235,846

Total deposits	482,149	475,102
Federal funds purchased	7,145	2,090
Federal Home Loan Bank advances	84,100	91,874
Notes payable	10,900	9,700
Long-term debt	10,310	10,310
Other liabilities	5,053	4,558

Total liabilities	599,657	593,634

Shareholders' equity:
Common stock, $5 par value; authorized 20,000,000 shares; issued 4,912,849 shares as of September 30, 2005 and December 31, 2004	24,564	24,564
Capital surplus	12,894	12,956
Treasury stock at cost, 1,186,847 shares as of September 30, 2005, and 1,161,463 shares as of December 31, 2004	(16,429)	(15,640)
Retained earnings	37,615	35,085
Accumulated other comprehensive loss	(537)	(35)

Total shareholders' equity	58,107	56,930

Total liabilities and shareholders' equity	$657,764	$650,564

See accompanying notes to consolidated financial statements.

PART I — Item 1. Financial Statements, Continued

MIDWESTONE FINANCIAL GROUP, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(unaudited) (dollars in thousands, except per share amounts)	2005	2004	2005	2004
Interest income:
Interest and fees on loans	$6,713	$6,035	$19,375	$17,779
Interest and discount on loan pool participations	2,159	2,226	7,498	7,186
Interest on bank deposits	1	1	4	3
Interest on federal funds sold	—	4	12	11
Interest on investment securities:
Available for sale	687	866	2,198	2,843
Held to maturity	132	94	363	352

Total interest income	9,692	9,226	29,450	28,174

Interest expense:
Interest on deposits:
NOW and Super NOW	74	69	225	164
Savings	410	345	1,157	973
Certificates of deposit	2,028	1,665	5,536	5,090
Interest on federal funds purchased	106	41	223	76
Interest on Federal Home Loan Bank advances	983	994	2,957	2,971
Interest on notes payable	160	114	410	302
Interest on long-term debt	193	141	540	397

Total interest expense	3,954	3,369	11,048	9,973

Net interest income	5,738	5,857	18,402	18,201
Provision for loan losses	76	158	375	688

Net interest income after provision for loan losses	5,662	5,699	18,027	17,513

Noninterest income:
Service charges	746	676	2,154	1,929
Data processing income	52	40	154	167
Mortgage origination fees	121	101	300	330
Other operating income	155	108	605	635
Gain on sale of available for sale securities	82	26	28	136

Total noninterest income	1,156	951	3,241	3,197

Noninterest expense:
Salaries and employee benefits	2,821	2,247	8,153	7,666
Net occupancy expense	887	818	2,621	2,390
Professional fees	309	233	683	721
Other intangible asset amortization	73	64	220	211
Other operating expense	957	853	2,869	2,698

Total noninterest expense	5,047	4,215	14,546	13,686

Income before income tax expense	1,771	2,435	6,722	7,024
Income tax expense	590	846	2,280	2,428

Net income	$1,181	$1,589	$4,442	$4,596

Earnings per common share - basic	$0.31	$0.42	$1.18	$1.21
Earnings per common share - diluted	$0.31	$0.41	$1.16	$1.18
Dividends per common share	$0.17	$0.17	$0.51	$0.51

See accompanying notes to consolidated financial statements.

PART I — Item 1. Financial Statements, Continued

MIDWESTONE FINANCIAL GROUP, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(unaudited) (in thousands)	2005	2004	2005	2004
Net income	$1,181	$1,589	$4,442	$4,596
Other comprehensive (loss) income:
Unrealized (losses) gains on securities available for sale:
Unrealized holding (losses) gains arising during the period, net of tax	(147)	300	(481)	(901)
Reclassification adjustment for net gains included in net income, net of tax	(55)	(15)	(21)	(84)

Other comprehensive (loss) income, net of tax	(202)	285	(502)	(985)

Comprehensive income	$979	$1,874	$3,940	$3,611

See accompanying notes to consolidated financial statements.

PART I — Item 1. Financial Statements, Continued

MIDWESTONE FINANCIAL GROUP, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(unaudited) (in thousands, except per share amounts)	Common Stock	Capital Surplus	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2003	$24,564	12,976	(14,589)	31,832	1,361	56,144

Comprehensive income:
Net income	—	—	—	4,596	—	4,596
Unrealized losses arising during the year on securities available for sale	—	—	—	—	(901)	(901)
Reclassification for realized gains on securities available for sale, net of tax	—	—	—	—	(84)	(84)

Total comprehensive income	—	—	—	4,596	(985)	3,611

Dividends paid ($.51 per share)		—	—	(1,938)	—	(1,938)
Treasury stock reissued for acquisition of intangible assets (6,601 shares)	—	27	88	—	—	115
Stock options exercised (71,938 shares)	—	(126)	931	—	—	805
Treasury stock purchased (115,379 shares)	—	—	(2,144)	—	—	(2,144)

Balance at September 30, 2004	$24,564	12,877	(15,714)	34,490	376	56,593

Balance at December 31, 2004	$24,564	12,956	(15,640)	35,085	(35)	56,930

Comprehensive income:
Net income	—	—	—	4,442	—	4,442
Unrealized losses arising during the period on securities available for sale	—	—	—	—	(481)	(481)
Reclassification for realized gains on securities available for sale, net of tax	—	—	—	—	(21)	(21)

Total comprehensive income	—	—	—	4,442	(502)	3,940

Dividends paid ($.51 per share)	—	—	—	(1,912)	—	(1,912)
Treasury stock reissued for acquisition of nonbank subsidiary (4,393 shares)	—	21	61	—	—	82
Stock options exercised (55,988 shares)	—	(83)	760	—	—	677
Treasury stock purchased (85,765 shares)	—	—	(1,610)	—	—	(1,610)

Balance at September 30, 2005	$24,564	12,894	(16,429)	37,615	(537)	58,107

See accompanying notes to consolidated financial statements.

PART I — Item 1. Financial Statements, Continued

MIDWESTONE FINANCIAL GROUP, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(unaudited) (dollars in thousands)	2005	2004
Cash flows from operating activities:
Net income	$4,442	$4,596
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,602	1,618
Provision for loan losses .	375	688
Gain on sale of available for sale securities	(28)	(136)
Gain on sale of other assets	—	(106)
Loss on sale of premises and equipment	13	33
Amortization of investment securities and loan premiums	541	612
Accretion of investment securities and loan discounts .	(65)	(70)
Increase in other assets .	(2,563)	(2,741)
Increase (decrease) in other liabilities	457	(757)

Net cash provided by operating activities	4,774	3,737

Cash flows from investing activities:
Investment securities available for sale:
Proceeds from sales	5,113	12,616
Proceeds from maturities	19,009	15,860
Purchases	(12,124)	(16,413)
Investment securities held to maturity:
Proceeds from maturities	968	3,169
Purchases	(4,806)	(300)
Net increase in loans	(24,773)	(22,564)
Purchases of loan pool participations	(22,237)	(39,351)
Resale of loan pool participations	2,326	3,097
Principal recovery on loan pool participations .	29,034	31,926
Purchases of premises and equipment	(1,947)	(1,419)
Proceeds from sale of premises and equipment	197	7
Cash paid for the purchase of intangible assets	—	(450)
Cash paid for the purchase of nonbank subsidiary	(136)

Net cash used in investing activities	(9,376)	(13,822)

Cash flows from financing activities:
Net increase in deposits	7,047	3,766
Net increase in federal funds purchased	5,055	890
Federal Home Loan Bank advances	15,000	12,000
Repayment of Federal Home Loan Bank advances	(22,850)	(7,449)
Advances on notes payable	2,600	2,200
Principal payments on notes payable	(1,400)	(500)
Dividends paid	(1,912)	(1,938)
Proceeds from exercise of stock options	677	805
Purchases of treasury stock	(1,610)	(2,144)

Net cash provided by financing activities . .	2,607	7,630

Net decrease in cash and cash equivalents	(1,995)	(2,455)
Cash and cash equivalents at beginning of period	15,415	14,540

Cash and cash equivalents at end of period	$13,420	$12,085

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$10,736	$10,062

Income taxes	$2,863	$3,194

Acquisitions:
Treasury stock reissued for the purchase of intangible assets	$—	$115

Treasury stock reissued for the purchase of nonbank subsidiary	$82	$—

See accompanying notes to consolidated financial statements.

1.	Basis of Presentation

The accompanying consolidated statements of income and the consolidated statements of comprehensive income for the three months and nine months ended September 30, 2005 and 2004, the consolidated statements of cash flows for the nine months ended September 30, 2005 and 2004 and the consolidated statements of condition as of September 30, 2005 and December 31, 2004 include the accounts and transactions of MidWestOne Financial Group, Inc. (the “Company”) and its seven wholly-owned subsidiaries, MidWestOne Bank & Trust, Central Valley Bank, Pella State Bank, MidWestOne Bank, MidWestOne Investment Services, Inc., Cook & Son Agency, Inc. and MIC Financial, Inc. The four subsidiary banks operate as one business segment. All material intercompany balances and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2005, and the results of operations and cash flows for the three months and the nine months ended September 30, 2005 and 2004.

The results for the three months and the nine months ended September 30, 2005 may not be indicative of results for the year ending December 31, 2005, or for any other period.

2.	Consolidated Statements of Cash Flows

In the consolidated statements of cash flows, cash and cash equivalents include cash and due from banks, interest-bearing deposits in banks, and federal funds sold.

3.	Income Taxes

Federal income tax expense for the three months and the nine months ended September 30, 2005 and 2004 was computed using the consolidated effective federal tax rate. The Company also recognized income tax expense pertaining to state franchise taxes payable individually by the subsidiary banks.

4.	Earnings Per Common Share

Basic earnings per common share computations are based on the weighted average number of shares of common stock actually outstanding during the period. The weighted average number of shares outstanding for the three-month periods ended September 30, 2005 and 2004 was 3,738,178 and 3,759,673, respectively. The weighted average number of shares outstanding for the nine-month periods ended September 30, 2005 and 2004 was 3,755,507 and 3,788,203, respectively. Diluted earnings per share amounts are computed by dividing net income by the weighted average number of shares outstanding and all dilutive potential shares outstanding during the period. The computation of diluted earnings per share used a weighted average number of shares outstanding of 3,817,361 and 3,847,760 for the three months ended September 30, 2005 and 2004, respectively. The weighted average number of shares used in the computation of diluted earnings per share for the nine-month periods ended September 30, 2005 and 2004 was 3,838,893 and 3,892,459, respectively. The following table presents the computation of earnings per common share for the respective periods:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Earnings per Share Information:
Weighted average number of shares outstanding during the period	3,738,178	3,759,673	3,755,507	3,788,203
Weighted average number of shares outstanding during the period including all dilutive potential shares	3,817,361	3,847,760	3,838,893	3,892,459
Net earnings	$1,181,000	$1,589,000	$4,442,000	$4,596,000
Earnings per share - basic	$0.31	$0.42	$1.18	$1.21
Earnings per share - diluted	$0.31	$0.41	$1.16	$1.18

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

In March 2004, the Emerging Issues Task Force (“EITF”) revisited EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments”. Effective with reporting periods beginning after June 15, 2004, companies carrying certain types of debt and equity securities at amounts higher than the securities’ fair market values would have to use more detailed criteria to evaluate whether to record a loss and would have to disclose additional information about unrealized losses. The FASB subsequently issued a staff position deferring the effective date of the measurement and recognition provisions of the revised EITF No. 03-1 until further implementation issues may be resolved. On November 3, 2005, the FASB issued a Staff Position (“FSP”) that addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in the FSP shall be applied to reporting periods beginning after December 15, 2005. Adoption of the new issuance could have a material impact on the Company’s financial position and results of operations but the extent of any impact will vary due to the fact that the model, as issued, calls for many judgments and additional evidence gathering as such evidence exists at each securities valuation date.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standards (“SFAS”) No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29”. SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commerial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 become effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after December 31, 2004. The provisions of SFAS No. 153 are to be applied prospectively. The Company adopted SFAS No. 153 on July 1, 2005. The adoption of the standard did not have a material effect on the Company’s financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS No. 123R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. However, SFAS No. 123R provides certain exceptions to the measurement method if it is not possible to reasonably estimate the fair value of the award at the grant date. A nonpublic entity also may choose to measure its liabilities under share-based payment arrangements at intrinsic value. SFAS No. 123R also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from nonemployees in share-based payment transactions. SFAS No. 123R amends SFAS No. 95, “Statement of Cash Flows” to require that excess tax benefits be reported as financing cash inflow rather than a reduction of taxes paid. SFAS No. 123R replaces SFAS No. 123 and supersedes APB No. 25. Additional other pronouncements are also superseded or amended by SFAS No. 123R. SFAS No. 123R was to be become effective for public entities that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. However, a recent Securities and Exchange Commission ruling allows companies to implement SFAS No. 123R at the beginning of their next fiscal year beginning after June 15, 2005. Therefore, the Company will adopt the provisions of SFAS No. 123R on or before January 1, 2006. Adoption of the standard will affect results of operations to the extent that expenses associated with stock options are required to be recognized in the financial statements under the fair value accounting method. The disclosures included under Note 8 (“Stock Incentive Plan”) provide an estimation of the impact on the Company’s results of operations under the revised accounting standard.

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

7.	Acquisition of Insurance Agency

On September 1, 2005, the Company completed its acquisition of Cook & Son Agency, Inc. (“Cook”), a full-service insurance agency in Pella, Iowa. The acquisition was a purchase transaction with the Company acquiring Cook’s net assets of $396,000 in exchange for $830,000 in cash and 4,393 shares of the Company’s stock with a fair market value of $82,000, resulting in the recording of goodwill of $516,000. An evaluation to determine the amount of any customer list intangible was not completed prior to September 30, 2005. Cook’s results of operations from September 1, 2005 are included in the Company’s consolidated statements of income.

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

Had compensation cost for the Company’s stock incentive plan been determined in accordance with FASB Statement No. 123R, “Accounting for Stock-Based Compensation,” the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	3 Months Ended September 30,		9 Months Ended September 30,
	2005	2004	2005	2004
Net income (dollars in thousands):
As reported	$1,181	1,589	4,442	4,596
Pro forma	$1,096	1,519	4,187	4,386
Earnings per share:
As reported – basic	$.31	$.42	$1.18	$1.18
As reported – diluted	$.31	$.41	$1.16	$1.16
Pro forma – basic	$.29	$.40	$1.11	$1.16
Pro forma – diluted	$.29	$.40	$1.12	$1.15

9.	Reclassifications

Certain reclassifications have been made to prior year consolidated financial statements in order to conform to current year presentation.

PART I — Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

QUARTER ENDED SEPTEMBER 30, 2005

The Company recorded net income of $1,181,000 for the quarter ended September 30, 2005, compared with net income of $1,589,000 for the quarter ended September 30, 2004, a decrease of $408,000 or 26 percent. The decrease in net income was primarily due to a decrease in net interest income and an increase in non-interest expense. Basic earnings per share for the third quarter of 2005 were $.31 versus $.42 for the third quarter of 2004. Diluted earnings per share for the third quarter of 2005 were $.31 and $.41 for the third quarter of 2004. Actual weighted average shares outstanding were 3,738,178 and 3,759,673 for the third quarter of 2005 and 2004, respectively. The Company’s return on average assets for the quarter ended September 30, 2005 was .71 percent compared with a return of 1.00 percent for the quarter ended September 30, 2004. The Company’s return on average equity was 8.03 percent for the three months ended September 30, 2005 versus 11.34 percent for the three months ended September 30, 2004.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income is computed by subtracting total interest expense from total interest income. Fluctuations in net interest income can result from the changes in the volumes of assets and liabilities as well as changes in interest rates. The Company’s net interest income for the quarter ended September 30, 2005 decreased $119,000 or 2 percent to $5,738,000 from $5,857,000 for the three months ended September 30, 2004. Total interest income was $466,000 greater in the third quarter of 2005 compared with the same period in 2004 due to an increase in the volume and yields on loans. The increase in interest income was partially offset by lower interest income generated through decreased yields on loan pool participations and decreased volume and yields on investment securities. Total interest expense for the third quarter of 2005 increased $585,000 or 17 percent compared with the same period in 2004 due to increased volumes and a higher cost of funds, reflecting the interest rate environment. The Company’s net interest margin on a federal tax-equivalent basis for the third quarter of 2005 decreased to 3.80 percent from 4.02 percent in the third quarter of 2004. Net interest margin is a measure of the net return on interest-earning assets and is computed by dividing annualized net interest income by the average of total interest-earning assets for the period. The Company’s overall yield on earning assets rose to 6.38 percent for the third quarter of 2005 compared with 6.31 percent for the third quarter of 2004. The rate on interest-bearing liabilities increased in the third quarter of 2005 to 2.86 percent compared to 2.53 percent for the third quarter of 2004.

Interest income and fees on loans increased $678,000 or 11 percent in the third quarter of 2005 compared to the same period in 2004. Average loans were $24,977,000 or 6 percent higher in the third quarter of 2005 compared with 2004. The increase in loan volume reflects new loan originations. Higher interest rates in the third quarter of 2005 compared with 2004 also contributed to the additional interest income generated in 2005. The average yield on loans increased to 6.34 percent for the third quarter of 2005, compared to 6.08 percent in the third quarter of 2004. The yield on the Company’s loan portfolio is affected by the amount of nonaccrual loans (which do not earn interest income), the mix of the portfolio (real estate loans generally have a lower overall yield than commercial and agricultural loans), the effects of competition and the interest rate environment on the amounts and volumes of new loan originations, and the mix of variable rate versus fixed rate loans in the Company’s portfolio. Additionally, many of the borrowers have refinanced their real estate mortgages outside the Company to take advantage of long-term fixed-rate loans. The Company has typically not retained this type of loan in its portfolio in order to reduce interest rate risk. Competition in the local markets served by the Company has caused the pricing of new and many existing loans to be at or near the national prime rate. Historically, the Company had been able to price many of these loans higher than prime. Recent increases in the prime rate have helped offset the competitive factors to increase the overall loan portfolio yield.

Interest and discount income on loan pool participations decreased $67,000 or 3 percent in the third quarter of 2005 compared with the same period in 2004. Interest income and discount collected on the loan pool participations for the three months ended September 30, 2005 was $2,159,000 compared with $2,226,000 collected in the third quarter of 2004. The yield on loan pool participations was 8.75 percent for the third quarter of 2005 compared with 9.58 percent for the same period in 2004. The average loan pool participation investment balance was $5,353,000 or 6 percent higher in the third quarter of 2005 than in 2004. These loan pool participations are pools of performing and distressed and nonperforming loans that the Company has purchased at a discount from the aggregate outstanding principal amount of the underlying loans. Income is derived from this investment in the form of interest collected and the repayment of the principal in excess of the purchase cost which is herein referred to as “discount recovery.” The Company recognizes interest income and discount recovery on its loan pool participations on a cash basis. The loan pool participations have traditionally been a high-yield activity for the Company, but this yield has fluctuated from period to period based on the amount of cash collection, discount recovery, and net collection expenses of the servicer in any given period. The income and yield on loan pool participations may vary in future periods due to the volume and discount rate on loan pools purchased. The adoption of SOP 03-3 on January 1, 2005 has not had a material effect on the income recognized on loan pool participations through September 30, 2005. All loans that the Company had purchased prior to January 1, 2005 continue to utilize the cash basis for recognition of interest income and discount recovery. The loan pool participations purchased subsequent to January 1, 2005 that are subject to the “accretable yield” income recognition requirements of SOP 03-3 have not generated significant amounts of income to date.

Interest income on investment securities decreased $141,000 or 15 percent in the quarter ended September 30, 2005, compared with the quarter ended September 30, 2004 due to decreased volume and yield in the portfolio. Interest income on investment securities totaled $819,000 for the third quarter of 2005 compared with $960,000 in 2004. The average balance of investments in the third quarter of 2005 was $89,771,000 versus $96,574,000 in the third quarter of 2004. The yield on the Company’s investment portfolio in the third quarter of 2005 decreased to 4.01 percent from 4.19 percent in the comparable period of 2004 reflecting new purchases and reinvestment of maturing securities at lower market interest rates.

Interest expense on deposits was $433,000 or 21 percent greater in the third quarter of 2005 compared with the same period in 2004 mainly due to increased deposit volumes and rates. Average interest-bearing deposits for the third quarter of 2005 were $15,048,000 greater compared with the same period in 2004. The weighted average rate paid on interest-bearing deposits was 2.30 percent in the third quarter of 2005 compared to 1.98 percent paid in the third quarter of 2004. The Company has noted higher market rates and has increased the rates it pays on deposit accounts in response to the competition.

Interest expense on borrowed funds was $152,000 or 12 percent greater in the third quarter of 2005 compared with the same period in 2004, reflecting the Company’s higher average borrowed funds and increased market interest rates in 2005 compared with 2004. Average borrowed funds for the third quarter of 2005 were $4,009,000 greater compared to the same period in 2004. The weighted average rate paid on borrowed funds rose to 4.89 percent in the third quarter of 2005 compared with 4.55 percent in the third quarter of 2004.

Provision for Loan Losses

The Company recorded a provision for loan losses of $76,000 in the third quarter of 2005 compared with $158,000 in the third quarter of 2004. The decrease in 2005 compared to 2004 was primarily due to a decrease in net loan charge offs. Net loans charged off in the third quarter of 2005 was $1,000 compared with $55,000 in the third quarter of 2004. Management determines an appropriate provision based on its evaluation of the adequacy of the allowance for loan losses in relationship to a continuing review of problem loans, the current economic conditions, actual loss experience and industry trends. Management believes that the allowance for loan losses is adequate based on the inherent risk in the portfolio as of September 30, 2005; however, growth in the loan portfolio and the uncertainty of the general economy require that management continue to evaluate the adequacy of the allowance for loan losses and make additional provisions in future periods as deemed necessary. Although non-performing loans increased significantly in the third quarter of 2005 compared to prior periods, management believes that the allowance for loan losses remains adequate given the collateral values and borrower guarantees in place on the newly identified non-performing loans.

Noninterest Income

Noninterest income results from the charges and fees collected by the Company from its customers for various services performed, data processing income received from nonaffiliated banks, miscellaneous other income and gains (or losses) from the sale of investment securities held in the available for sale category. Total noninterest income was $205,000 greater in the third quarter of 2005 compared with the same period in 2004. Brokerage fees increased $54,000 to $136,000 for the third quarter of 2005 compared with the same period in 2004 due to the acquisition of the assets of a broker and registered investment advisor on July 30, 2004. Property and casualty insurance income was $25,000 in the third quarter of 2005 due to the acquisition of a full-service insurance agency on September 1, 2005. Service charges on deposit accounts declined to $412,000 in the third quarter of 2005 compared to $424,000 for the quarter ended September 30, 2004. Available for sale investment security gains totaled $82,000 in the third quarter of 2005 versus available for sale investment security gains of $26,000 for the three months ended September 30, 2004. Loan origination fees on single-family real estate loans that were originated by the Company and sold servicing-released to the secondary market increased to $121,000 in the third quarter of 2005 compared to $101,000 for the quarter ended September 30, 2004. Data processing income rose $12,000 to $52,000 in the third quarter of 2005 compared to $40,000 for the same period of 2004.

Noninterest Expense

Total noninterest expense for the quarter ended September 30, 2005 was $832,000 or 20 percent greater compared to noninterest expense for the third quarter of 2004. Noninterest expense includes all the costs incurred to operate the Company except for interest expense, the loan loss provision and income taxes. Salaries and benefits expense for the third quarter of 2005 was $574,000 higher compared with the same period in 2004. The increase was attributable to additional salaries and benefits expense for two new non-bank subsidiaries. Total full-time equivalent employees increased from 200 as of September 30, 2004 to 212 as of September 30, 2005. Additionally, the Company incurred three payroll periods during the month of September 2005 that impacted the third quarter results by increasing salary and benefit expense for the quarter by approximately $340,000. Three payroll periods in one month typically occurs twice each year. In 2004, a third payroll period was experienced in a month in the fourth quarter. Occupancy and equipment expense increased by $69,000 in the third quarter of 2005 compared with the three months ended September 30, 2004 due to the higher depreciation expense on data processing equipment and increased maintenance agreement expense on check handling equipment. Other operating expenses rose $180,000 or 17 percent in the third quarter of 2005 compared to the third quarter of 2004. Increased legal and consulting fees, as well as costs associated with the upcoming bank merger contributed to the increase in other operating expense.

Income Tax Expense

The Company incurred income tax expense of $590,000 for the three months ended September 30, 2005 compared with $846,000 for the three months ended September 30, 2004. The effective income tax rate as a percent of income before taxes for the three months ended September 30, 2005 and 2004 was 33.3 percent and 34.7 percent, respectively. The effective tax rate varies from the statutory rate due to state taxes and the amount of tax-exempt income earned during the period.

NINE MONTHS ENDED SEPTEMBER 30, 2005

The Company recorded net income of $4,442,000 for the nine months ended September 30, 2005, compared with net income of $4,596,000 for the first nine months of 2004, a decrease of $154,000 or 3 percent. Increased net interest income and reduced provisions for loan losses were offset by greater non-interest expense, resulting in an overall decline in net income for the first nine months of 2005 compared with the same period of 2004. Basic earnings per share for the first nine months of 2005 were $1.18 versus $1.21 for the first nine months of 2004. Diluted earnings per share for the nine months ended September 30, 2005 were $1.16 and $1.18 for the first nine months of 2004. Actual weighted average shares outstanding were 3,755,507 and 3,788,203 for the first nine months of 2005 and 2004, respectively. The Company’s return on average assets for the nine months ended September 30, 2005 was .92 percent compared with a return of .98 percent for the nine months ended September 30, 2004. The Company’s return on average equity was 10.24 percent for the nine months ended September 30, 2005 versus 10.77 percent for the nine months ended September 30, 2004.

RESULTS OF OPERATIONS

Net Interest Income

The Company’s net interest income for the nine months ended September 30, 2005 increased $201,000 or 1 percent to $18,402,000 from $18,201,000 for the nine months ended September 30, 2004. Total interest income was $1,276,000 greater in the first nine months of 2005 compared with the same period in 2004 primarily due to an increase in the volume and yields on loans and an increase in the volume of loan pool participations. The increase in interest income was partially offset by lower interest income generated through decreased volume and yields on investment securities. Total interest expense for the nine months ended September 30, 2005 increased $1,075,000 or 11 percent compared with the same period in 2004 due to increased volumes and a higher cost of funds, reflecting the interest rate environment. The Company’s net interest margin on a federal tax-equivalent basis for the first nine months of 2005 declined to 4.14 percent from 4.20 percent in the first nine months of 2004. The Company’s overall yield on earning assets rose to 6.60 percent for the first nine months of 2005 compared with 6.48 percent for the first nine months of 2004. The rate on interest-bearing liabilities increased in the first nine months of 2005 to 2.72 percent compared to 2.53 percent for the first nine months of 2004.

Interest income and fees on loans increased $1,596,000 or 9 percent in the first nine months of 2005 compared to the same period in 2004. Average loans were $19,473,000 or 5 percent higher in the first nine months of 2005 compared with 2004. The increase in loan volume reflects new loan originations. Higher interest rates in the first nine months of 2005 compared with 2004 also contributed to the additional interest income generated in 2005. The average yield on loans increased to 6.33 percent for the first nine months of 2005, compared to 6.09 percent in the first nine months of 2004.

Interest and discount income on loan pool participations increased $312,000 or 4 percent in the first nine months of 2005 compared with 2004. Interest income and discount collected on the loan pool participations for the nine months ended September 30, 2005 was $7,498,000 compared with $7,186,000 collected in the first nine months of 2004. The yield on loan pool participations was 10.17 percent for the first nine months of 2005 compared with 10.87 percent for the same period in 2004. The average loan pool participation investment balance was $10,240,000 or 12 percent higher in the first nine months of 2005 than in 2004 as additional pools were purchased during the last half of 2004 and the first nine months of 2005.

Interest income on investment securities decreased $634,000 or 20 percent in the nine months ended September 30, 2005, compared with the nine months ended September 30, 2004 due to decreased volume and yield in the portfolio. Interest income on investment securities totaled $2,561,000 for the first nine months of 2005 compared with $3,195,000 in 2004. The average balance of investments in the first nine months of 2005 was $92,931,000 versus $104,646,000 in the first nine months of 2004. The yield on the Company’s investment portfolio in the first nine months of 2005 decreased to 4.02 percent from 4.31 percent in the comparable period of 2004 reflecting new purchases and reinvestment of maturing securities at lower market interest rates.

Interest expense on deposits was $691,000 or 11 percent greater in the first nine months of 2005 compared with 2004 due to increased deposit volumes and rates. Average interest-bearing deposits for the first nine months of 2005 were $9,950,000 greater compared with the same period in 2004. The weighted average rate paid on interest-bearing deposits was 2.16 percent in the first nine months of 2005 compared to 1.99 percent paid in the first nine months of 2004.

Interest expense on borrowed funds was $384,000 or 10 percent greater in the first nine months of 2005 compared with 2004, reflecting the Company’s higher average borrowed funds and increased market interest rates in 2005 compared with 2004. Average borrowed funds for the first nine months of 2005 were $5,861,000 greater compared to the same period in 2004. The weighted average rate paid on borrowed funds rose to 4.81 percent in the first nine months of 2005 compared with 4.60 percent in the first nine months of 2004.

Provision for Loan Losses

The Company recorded a provision for loan losses of $375,000 in the first nine months of 2005 compared with $688,000 in the first nine months of 2004. The decrease in 2005 compared to 2004 was due to a decrease in net loan charge offs from $685,000 in the first nine months of 2004 to $164,000 in the first nine months of 2005. Net loans charged off for the nine months ended September 30, 2005 were reduced due to the recovery of a large agricultural line previously charged off. Although non-performing loans increased significantly in the third quarter of 2005 compared to prior periods, management believes that the allowance for loan losses remains adequate given the collateral values and borrower guarantees in place on the newly identified non-performing loans.

Noninterest Income

Total noninterest income was $44,000 greater in the first nine months of 2005 compared with the same period in 2004. Brokerage fees increased $207,000 to $426,000 for the first nine months of 2005 compared with the same period in 2004 due to the acquisition of the assets of a broker and registered investment advisor on July 30, 2004. Property and casualty insurance income was $25,000 in 2005 due to the acquisition of a full-service insurance agency on September 1, 2005. Service charges on deposit accounts declined to $1,156,000 in the first nine months of 2005 compared to $1,213,000 for the nine months ended September 30, 2004. Available for sale investment security gains totaled $28,000 in the first nine months of 2005 versus $136,000 for the nine months ended September 30, 2004. Secondary market loan origination fees declined to $300,000 in the first nine months of 2005 compared to $330,000 for the nine months ended September 30, 2004 as a result of declining mortgage originations in the current rising market rate environment. Data processing income declined $13,000 to $154,000 in the first nine months of 2005 compared to $167,000 for the same period of 2004.

Noninterest Expense

Total noninterest expense for the nine months ended September 30, 2005 was $860,000 greater compared to noninterest expense for the first nine months of 2004. Salaries and benefits expense for the first nine months of 2005 was $487,000 higher compared with the same period in 2004. The Company recognized charges of approximately $136,000 in the first nine months of 2005 and $411,000 in the first nine months of 2004 associated with the retirements of the executive vice president and president of a subsidiary bank. The President and Executive Vice President of MidWestOne Bank in Burlington were covered by employment agreements that provided for payment of salaries and standard fringe benefits to the individuals for the remaining term of their employment agreements in the event of early retirement. The agreements were originally entered into by Midwest Bancshares, Inc., which was acquired by the Company in 1999, and were scheduled to terminate on September 30, 2006. The former President and Executive Vice President of MidWestOne Bank were the only two individuals covered by employment agreements. Occupancy and equipment expense increased by $231,000 in the first nine months of 2005 compared with the nine months ended September 30, 2004 due to the higher depreciation expense on data processing equipment and increased maintenance agreement expense on check handling equipment. Other operating expenses rose $133,000 or 4 percent in the first nine months of 2005 compared to the first nine months of 2004.

Income Tax Expense

The Company incurred income tax expense of $2,280,000 for the nine months ended September 30, 2005 compared with $2,428,000 for the nine months ended September 30, 2004. The effective income tax rate as a percent of income before taxes for the nine months ended September 30, 2005 and 2004 was 33.9 percent and 34.6 percent, respectively. The effective tax rate varies from the statutory rate due to state taxes and the amount of tax-exempt income earned during the period.

FINANCIAL CONDITION

Total assets as of September 30, 2005 were $657,764,000 compared with $650,564,000 as of December 31, 2004, an increase of $7,200,000 or 1 percent. As of September 30, 2005, the Company had no federal funds sold and $7,145,000 in federal funds purchased compared with $930,000 sold and $2,090,000 purchased as of December 31, 2004. Federal funds are purchased on a short-term basis to meet liquidity needs.

Investment Securities

Investment securities available for sale totaled $74,600,000 as of September 30, 2005. This is a decrease of $13,195,000 from December 31, 2004. Investment securities classified as held to maturity rose to $13,002,000 as of September 30, 2005, compared with $9,190,000 on December 31, 2004 due to the purchase of municipal bonds.

Loans

Total loans were $423,440,000 as of September 30, 2005, compared with $398,854,000 as of December 31, 2004, an increase of $24,586,000 or 6 percent. As of September 30, 2005, the Company’s loan to deposit ratio was 87.8 percent compared with a year-end 2004 loan to deposit ratio of 84.0 percent. As of September 30, 2005, loans secured by real estate (including single-family, multi-family, commercial and agricultural) comprised the largest category in the portfolio at approximately 66 percent of total loans. Commercial loans were the next largest category at 18 percent. Agricultural loans were approximately 13 percent of the total loan portfolio and loans to individuals constituted approximately 3 percent.

Loan Pool Participations

As of September 30, 2005, the Company had loan pool participations of $96,379,000, a decrease of $9,123,000 or 9 percent from the December 31, 2004 balance of $105,502,000. The decrease in the loan pool participations is the result of purchases of $22,237,000 during the first nine months of 2005, which was offset by net collections of loan pool participations of $31,360,000. The loan pool investment balance shown as an asset on the Company’s Statement of Condition represents the discounted purchase cost of the loan pool participations. The average loan pool participation balance of $98,571,000 for the first nine months of 2005 was $10,240,000 or 12 percent higher than the average balance of $88,331,000 for the first nine months of 2004.

Goodwill and Other Intangible Assets

Goodwill increased to $13,672,000 as of September 30, 2005 from $13,156,000 as of December 31, 2004, reflecting the excess of the purchase price of $912,000 over the fair value of the net assets acquired of Cook & Son Agency, Inc. of $396,000. Total goodwill from the transaction was $516,000. Goodwill is subject to testing at least annually for impairment in accordance with the provisions of Financial Accounting Standards Board Statement No. 142. No impairment write-down of goodwill has been recorded.

Other intangible assets decreased to $1,098,000 as of September 30, 2005 from the December 31, 2004 total of $1,318,000. The gross carrying amount of other intangible assets and the associated accumulated amortization at September 30, 2005 and December 31, 2004 is presented in the table below. Amortization expense for other intangible assets for the nine months ended September 30, 2005 and 2004 was $220,000 and $211,000, respectively.

	Gross Carrying Amount	Accumulated Amortization	Unamortized Intangible Assets
	(in thousands)
September 30, 2005
Other intangible assets:
Core deposit premium	$3,281	2,477	804
Customer list intangible	$382	88	294

Total	$3,663	$2,565	$1,098

December 31, 2004
Other intangible assets:
Core deposit premium	$3,281	2,313	968
Customer list intangible	$382	32	350

Total	$3,663	$2,345	$1,318

Amortization of intangible assets is recorded using an accelerated method based on the estimated life of the core deposit intangible. Projections of amortization expense are based on existing asset balances and the remaining useful lives. The following table shows the estimated future amortization expense.

	Core Deposit Premium	Customer List Intangible	Totals
	(in thousands)
Three months ended December 31, 2005	$55	17	72

Year ended December 31,
2006	184	64	248
2007	155	56	211
2008	156	47	203
2009	127	39	166
2010	41	31	72
Thereafter	86	40	126

Deposits

Total deposits as of September 30, 2005 were $482,149,000 compared with $475,102,000 as of December 31, 2004, an increase of $7,047,000 or 1 percent. Certificates of deposit remain the largest category of deposits at September 30, 2005 representing approximately 53 percent of total deposits.

Borrowed Funds/Notes Payable

The Company had $7,145,000 in federal funds purchased on September 30, 2005. There was $2,090,000 in federal funds purchased on December 31, 2004. During the first nine months of 2005, the Company had an average balance of Federal Funds purchased of $8,712,000. Advances from the Federal Home Loan Bank totaled $84,100,000 as of September 30, 2005 compared with $91,874,000 as of December 31, 2004. The Company utilizes Federal funds purchased and Federal Home Loan Bank Advances as a supplement to customer deposits to fund earning assets. Notes payable increased to $10,900,000 on September 30, 2005 compared to $9,700,000 as of December 31, 2004. Long-term debt in the form of a trust-preferred security was $10,310,000 as of September 30, 2005 and December 31, 2004.

Nonperforming Assets

The Company’s nonperforming assets totaled $7,921,000 (1.87 percent of total loans) as of September 30, 2005, compared to $3,056,000 (.77 percent of total loans) as of December 31, 2004. The increase in nonperforming assets is primarily due to two large credits. All nonperforming asset totals and related ratios exclude the loan pool participations. The following table presents the categories of nonperforming assets as of September 30, 2005 compared with December 31, 2004:

	September 30, 2005	December 31, 2004
	(in thousands)
Impaired loans and leases:
Nonaccrual	$3,901	1,571
Restructured	159	486

Total impaired loans and leases	4,060	2,057
Loans and leases past due 90 days and more	3,407	858

Total nonperforming loans	7,467	2,915
Other real estate owned	454	141

Total nonperforming assets	$7,921	3,056

From December 31, 2004 to September 30, 2005, the Company’s nonaccrual loans increased $2,330,000. The increase in nonaccrual loans is primarily due to one commercial real estate loan on a truck stop/convenience store totaling $2,855,000 that was placed on nonaccrual status during the third quarter of 2005 and is now in the process of foreclosure. Management believes that this loan is adequately secured and guaranteed. Loans ninety days past due increased $2,549,000. The largest loan contributing to the increase in the ninety days past due category is a $1,300,000 commercial operating line that is in the process of being restructured to improve the borrower’s cash flow. Management anticipates that this line is adequately secured and will be performing again in a reasonable period of time with no loss of earnings or principal. Troubled debt restructurings decreased $327,000 and other real estate owned increased by $313,000. The Company’s allowance for loan losses as of September 30, 2005 was $4,956,000, which was 1.17 percent of total loans as of that date. This compares with an allowance for loan losses of $4,745,000 as of December 31, 2004, which was 1.19 percent of total loans. The allowance for loan losses increased $211,000 during the first nine months of 2005 as a result of net charge-offs taken during the period only partially offsetting the provision for loan loss recorded. As of September 30, 2005, the allowance for loan losses was 62.57 percent of nonperforming assets compared with 155.31 percent as of December 31, 2004. Based on the inherent risk in the loan portfolio, management believes that as of September 30, 2005, the allowance for loan losses is adequate. Although non-performing loans increased significantly in the third quarter of 2005 compared to prior periods, management believes that the allowance for loan losses remains adequate given the collateral values and borrower guarantees in place on the newly identified non-performing loans. For the nine months ended September 30, 2005, the Company’s net loan charge-offs were $164,000 compared with net charge-offs of $685,000 during the nine months ended September 30, 2004.

Changes in the allowance for loan losses for the nine months ended September 30, 2005 and 2004 were as follows:

	2005	2004
	(in thousands)
Balance at beginning of year	$4,745	4,857
Provision for loan losses	375	688
Recoveries on loans previously charged off	248	52
Loans charged off	(412)	(737)

Balance at end of period	$4,956	4,860

Capital Resources

Total shareholders’ equity was 8.8 percent of total assets as of September 30, 2005 and December 31, 2004. The Company’s Tier 1 Capital Ratio was 10.8 percent of risk-weighted assets as of September 30, 2005 and was 10.9 percent as of December 31, 2004, compared to a 4.0 percent regulatory requirement. Risk-based capital guidelines require the classification of assets and some off-balance-sheet items in terms of credit-risk exposure and the measuring of capital as a percentage of the risk-adjusted asset totals. Tier 1 Capital is the Company’s total common shareholders’ equity plus the trust preferred security reduced by goodwill. Management believes that, as of September 30, 2005, the Company and its subsidiary banks meet all capital adequacy requirements to which they are subject. As of that date, all the bank subsidiaries were “well capitalized” under regulatory prompt corrective action provisions.

On May 2, 2005, the Company announced that the Board of Directors authorized a stock repurchase of up to $2,000,000 until October 31, 2005. Subsequent to this announcement and prior to September 30, 2005, the Company repurchased 80,000 shares on the open market at a cost of $1,501,750. For additional information pertaining to the share repurchase program during the third quarter, see the response in Part II – Item 2 of this Form 10-Q. An additional 5,765 shares were reacquired by the Company as payment for the exercise of options. A total of 55,988 shares were issued during the first nine months of 2005 for options exercised under previously awarded grants. Cash dividends of $.17 per share were paid to shareholders on September 15, 2005, June 15, 2005 and March 15, 2005.

Liquidity

Liquidity management involves meeting the cash flow requirements of depositors and borrowers. The Company conducts liquidity management on both a daily and long-term basis; and it adjusts its investments in liquid assets based on expected loan demand, projected loan maturities and payments, estimated cash flows from the loan pool participations, expected deposit flows, yields available on interest-bearing deposits, and the objectives of its asset/liability management program. The Company had liquid assets (cash and cash equivalents) of $13,420,000 as of September 30, 2005, compared with $15,415,000 as of December 31, 2004. Investment securities classified as available for sale could be sold to meet liquidity needs if necessary. Additionally, the bank subsidiaries maintain lines of credit with correspondent banks and the Federal Home Loan Bank that would allow them to borrow federal funds on a short-term basis if necessary. The Company also maintains a line of credit with a major commercial bank that provides liquidity for the purchase of loan pool participations and other corporate needs. Management believes that the Company has sufficient liquidity as of September 30, 2005 to meet the needs of borrowers and depositors.

Commitments and Contingencies

In the ordinary course of business, the Company is engaged in various issues involving litigation. Management believes that none of this litigation is material to the Company’s results of operations.

Acquisition of Insurance Agency

On September 1, 2005, the Company acquired Cook & Son Agency, Inc., a full-service insurance agency in Pella, Iowa. This new wholly-owned subsidiary will provide property and casualty insurance services throughout the banking offices of the Company.

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

The allowance for loan losses is based on management’s estimate. Management believes the allowance for loan losses is adequate to absorb probable losses in the existing portfolio. In evaluating the portfolio, management takes into consideration numerous factors, including current economic conditions, prior loan loss experience, the composition of the loan portfolio, and management’s estimate of probable credit losses. The allowance for loan loss is established through a provision for loss based on management’s evaluation of the risk inherent in the loan portfolio, the composition of the portfolio, specific impaired loans, and current economic conditions. Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loss experience, and other factors that warrant recognition in providing for an adequate allowance for loan loss.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. As of September 30, 2005 and December 31, 2004, outstanding commitments to extend credit totaled approximately $67,906,000 and $66,086,000, respectively.

Commitments under standby letters of credit outstanding aggregated $5,082,000 and $3,427,000 as of September 30, 2005 and December 31, 2004, respectively. The Company does not anticipate any losses as a result of these transactions.

Part I – Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Market risk is the risk of earnings volatility that results from adverse changes in interest rates and market prices. The Company’s market risk is primarily comprised of interest rate risk arising from its core banking activities of lending and deposit taking. Interest rate risk is the risk that changes in market interest rates may adversely affect the Company’s net interest income. Management continually develops and applies strategies to mitigate this risk. The Company has not experienced any material changes to its market risk position since December 31, 2004, from that disclosed in the Company’s 2004 Form 10-K Annual Report. Management does not believe that the Company’s primary market risk exposures and how those exposures were managed in the first nine months of 2005 changed when compared to 2004.

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

Part II – Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) - (b) Not applicable

(c)

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 2005	—	$—	—	$1,252,250
August 2005	40,000	18.850	40,000	498,250
September 2005	—	—	—	498,250

Total	40,000	$18.850	40,000	$498,250

On April 29, 2005, the Board of Directors authorized the repurchase of up to $2,000,000 of the Company's common stock.

This program expires on October 31, 2005.

Part II – Item 6. Exhibits.

(a) The following exhibits and financial statement schedules are filed as part of this report:

Exhibits
3.1	Articles of Incorporation, as amended through April 30, 1998, of Mahaska Investment Company. The Articles of Incorporation, as amended, of Mahaska Investment Company are incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 1998.

3.1.1	Amendment to the Articles of Incorporation of Mahaska Investment Company changing the name of the corporation to MidWestOne Financial Group, Inc. The Amendment to the Articles of Incorporation of Mahaska Investment Company are incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2003.

3.2	Bylaws of MidWestOne Financial Group, Inc. (f/k/a Mahaska Investment Company). The Amended and Restated Bylaws of Mahaska Investment Company dated July 23, 1998, are incorporated by reference to the Company’s quarterly report on Form 10-Q for the Quarter ended September 30, 1998.

10.1	Mahaska Investment Company Employee Stock Ownership Plan & Trust as restated and amended. This Plan & Trust is incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994.

10.2.1	1993 Stock Incentive Plan. This 1993 Stock Incentive Plan is incorporated by reference to Form S-1 Registration Number 33-81922 of Mahaska Investment Company.

10.2.2	1996 Stock Incentive Plan. This 1996 Stock Incentive Plan is incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996.

10.2.3	1998 Stock Incentive Plan. This 1998 Stock Incentive Plan is incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.

10.3	States Resources Corp. Loan Participation and Servicing Agreement dated February 5, 1999 between States Resources Corp. and Mahaska Investment Company. This agreement is incorporated herein by reference to the Form 10-K report filed by Mahaska Investment Company for the Year ended December 31, 1999.

10.5	Second Amended and Restated Credit Agreement dated November 30, 2003 between MidWestOne Financial Group, Inc. and Harris Trust and Savings Bank. This Agreement is incorporated herein by reference to the Form 10-K Annual Report filed by MidWestOne Financial Group, Inc. for the Year ended December 31, 2003.

10.5.1	Second Amendment to the Second Amended and Restated Credit Agreement dated April 12, 2005 between MidWestOne Financial Group, Inc. and Harris Trust and Savings Bank. This Agreement is incorporated herein by reference to the Form 10-Q filed by MidWestOne Financial Group, Inc. for the Quarter ended June 30, 2005.

10.6	Stock Purchase Agreement By and Between Mahaska Investment Company and Belle Plaine Service Corp. dated October 4, 2002. This agreement is incorporated herein by reference to the Form 10-K report filed by Mahaska Investment Company for the Year ended December 31, 2002.

11	Computation of Per Share Earnings.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934 and 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MidWestOne Financial Group, Inc.
(Registrant)

By:	/s/ Charles S. Howard
Charles S. Howard
Chairman, President, Chief Executive Officer

November 14, 2005
Dated

By:	/s/ David A. Meinert
David A. Meinert
Executive Vice President
and Chief Financial Officer
(Principal Accounting Officer)

November 14, 2005
Dated