Form 10-K
period 2005-12-31
MIDWESTONE FINANCIAL GROUP INC
filed 2006-03-22
CIK 741390

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	Commission file number 0-24630
December 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

MIDWESTONE FINANCIAL GROUP, INC.

(State of Incorporation)	(I.R.S. Employer Identification No.)
Iowa	42-1003699

222 First Avenue East, Oskaloosa, Iowa 52577

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐.    No  ☒.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2005, was $62,337,559.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most recent practicable date, March 15, 2006.

3,707,308 shares Common Stock, $5 par value

DOCUMENTS INCORPORATED BY REFERENCE

The Annual Report to Shareholders for the 2005 fiscal year is incorporated by reference into Part II hereof to the extent indicated in such Part.

The definitive proxy statement of MidWestOne Financial Group, Inc. for the 2006 annual meeting of shareholders is incorporated by reference into Part III hereof to the extent indicated in such Part.

PART I

Item 1.  Business

A.  General Description

MidWestOne Financial Group, Inc. (the “Company”) is a community-based financial holding company headquartered in Oskaloosa, Mahaska County, Iowa. The Company, through its wholly owned subsidiaries, provides a wide range of services, including traditional banking services, trust services, residential mortgage services, insurance brokerage and retail securities brokerage services. Through December 31, 2005, the Company’s principal operating subsidiaries were four Iowa community banks. These four banks were MidWestOne Bank & Trust (“MBT”), Central Valley Bank (“CVB”), Pella State Bank (“PSB”) and MidWestOne Bank (“MWB”). Effective January 1, 2006, the other three banks were merged into MBT and the name of MBT was changed to MidWestOne Bank (collectively referred to as the “Bank”), with headquarters in Oskaloosa. The Company operates in one business segment, community banking, providing a full range of services to individual and corporate customers. The nature of the Bank’s products, type or class of customer, methods to distribute products and regulatory environment are similar.

The Bank subsidiary engages in retail and commercial banking and related financial services, providing the usual products and services such as deposits, commercial, agricultural, real estate, and consumer loans, and trust services. The Bank is a community-oriented, full-service commercial bank, providing traditional banking services to individuals, small to medium sized business, farmers, government and public entities and not-for-profit organizations. The Bank operates out of 18 locations in south central and eastern Iowa.

MidWestOne Investment Services, Inc. (“MWI”) provides retail brokerage and financial planning services throughout the banking offices of the Company. MWI is a wholly-owned subsidiary of the Company that was established in 2004.

On September 1, 2005, the Company acquired Cook & Son Agency, Inc. (“Cook”) to provide insurance agency services for individuals and corporations in the markets served by the Company. Initially, Cook serves customers in the Pella, Iowa area.

The Company also owns 100% of the stock of a commercial finance company, MIC Financial, Inc. (“MIC Financial”). MIC Financial provided factoring, equipment leasing and accounts receivable financing to small business clients. MIC Financial is no longer offering these services and is now inactive.

Since 1988, the Company, either directly or through the Bank, has invested in loan pool participations that have been purchased by certain non-affiliated independent service corporations (collectively, the “Servicer”) from various sources including large financial institutions and the Federal Deposit Insurance Corporation (“FDIC”). These loan pool investments generally consist of performing, nonperforming, or distressed loans that have been sold at prices reflecting varying discounts from the aggregate outstanding principal amount of the underlying loans depending on the credit quality of the portfolio. The Servicer collects these loans from the borrowers.

The Company was incorporated in Iowa in 1973 and was a bank holding company registered under the Bank Holding Company Act of 1956. Effective January 9, 2005, the Company became a financial holding company pursuant to the provisions of the Gramm-Leach-Bliley Act of 1999.

Through December 31, 2005, the Company provided various support services to the four subsidiary banks. These included management assistance, auditing services, human resources administration, marketing assistance and coordination, assistance with respect to accounting and operating systems and procedures, loan review, check processing and data processing. The Company also provided data processing services to one non-affiliated bank. Following the consolidation of the bank charters on January 1, 2006, many of the support services were transferred back to the Bank, with the Company continuing to provide management assistance, auditing and loan review services.

B.  Subsidiaries

Effective January 1, 2006, the Company’s other three bank subsidiaries were merged into MBT and the name was changed to MidWestOne Bank. The Iowa charter of MBT was retained after the merger. The headquarters of the newly-consolidated bank is located in Oskaloosa, Iowa and all previously existing banking locations were retained as branches of the new bank. All banking services provided by the individual banks will continue to be offered by the new consolidated bank.

MidWestOne Bank & Trust—Prior to the merger of the bank subsidiaries MBT was a full-service, commercial bank chartered as an Iowa state bank in 1931. MBT operates in south central and eastern Iowa and served all of Mahaska County from its main bank and branch office in Oskaloosa, portions of Keokuk and Iowa counties from its branch office in North English, Black Hawk County from its branch offices in Hudson and Waterloo, and Benton County from its branch office in Belle Plaine. MBT entered the Hudson, Waterloo and Belle Plaine markets in 2003 through the acquisition of Citizens Bank & Trust. MBT provides a wide array of retail and commercial banking services, including demand, savings and time deposits, loans, and trust services. After the merger, MBT will perform all of the services offered prior to the merger in all of its previous locations plus all of the locations maintained by the other former bank subsidiaries.

Central Valley Bank—Prior to the merger, CVB was a full-service, de novo institution chartered by the Company in June 1994 as a federally chartered savings association. On January 1, 2004, CVB converted to an Iowa state chartered commercial bank. CVB operated in south central Iowa from its main office in Ottumwa, serving Wapello County, and from its two branches located in Fairfield and one branch in Sigourney, serving Jefferson and Keokuk counties, respectively. CVB provided retail deposit services including demand, savings, and time deposit products and offered commercial, agricultural, real estate, and consumer loans. CVB also provided crop insurance products to its customers.

Pella State Bank—Prior to the merger, PSB was a full-service, Iowa state chartered commercial bank that the Company formed as a de novo institution in December 1997. PSB mainly served the community of Pella, Iowa and the surrounding area located in Marion County. PSB’s main office was a leased facility in downtown Pella and maintained a branch office on the south side of the community. PSB provided full retail and commercial banking services to its customers.

MidWestOne Bank—Prior to the merger, MWB was a full-service bank that was acquired by the Company on September 30, 1999 as a federally chartered savings bank. On January 1, 2004, MWB converted to a commercial bank chartered by the State of Iowa. MWB was headquartered in Burlington, located in the southeast part of Iowa. MWB served the Des Moines County market through its main office and a branch in Burlington. MWB also served the Lee County market through a branch in Fort Madison and the Louisa County area through a branch in Wapello. MWB is a community-oriented financial institution that offered a variety of financial services to meet the needs of the communities it served. MWB was primarily engaged in attracting retail deposits from the general public by offering checking accounts, savings accounts, and certificates of deposit. MWB offered residential real estate and construction loans, small business commercial loans, consumer and other loans in its market area.

MIC Financial, Inc.—MIC Financial is an Iowa corporation that was formed by the Company in 1974 under the name of MIC Leasing Co. The company operated under the name of On-Site Commercial Services until June 1997 when the name was officially changed to On-Site Credit Services, Inc. Effective March 21, 2000, the name was changed to MIC Financial, Inc. MIC Financial originated and serviced machinery and equipment leases to small businesses and farmers and also provided accounts receivable financing and factoring services to small businesses mainly in the state of Iowa. In April 1999, the Company’s Board of Directors determined that it would discontinue the activities of MIC Financial and subsequently sold, collected, or charged off a substantial portion of the entity’s assets. As of December 31, 2005, the company had no remaining assets.

MidWestOne Investment Services, Inc.—MWI is an Iowa corporation that was formed in 2004. The entity provides retail brokerage and financial planning services in conjunction with the Company’s bank subsidiary locations in Pella, Oskaloosa, Sigourney and Burlington, Iowa.

Cook & Son Agency, Inc.—Cook is an Iowa corporation that was acquired by the Company in 2005. Cook acts as an insurance agency for individuals, sole proprietorships and corporations in the Pella, Iowa area.

C.  Loan Pool Participations

The Company, directly and through the Bank, has participation interests in pools of loans purchased at varying discounts from the aggregate outstanding principal amount of the underlying loans. The Company has been purchasing participation interests in discounted loans since 1988. These pools of loans are currently held and serviced by a separate independent servicing corporation (referred to as the “Servicer”) known as States Resources Corporation. The Company does not have any ownership interest in or control over States Resources Corporation. States Resources Corporation was founded in 1998 and is owned by Randal Vardaman. Prior to the formation of States Resources Corporation, Mr. Vardaman owned various other independent loan servicing corporations. The Company has maintained a business relationship with Mr. Vardaman and the various predecessor corporations owned by him since 1988. Mr. Vardaman has been engaged in credit analysis and loan portfolio management in various positions since 1970.

The Company has invested in loan pools purchased by the Servicer from large non-affiliated banking organizations and from the FDIC acting as receiver of failed banks and savings institutions. The loans comprising the pools were originated throughout the United States. As part of the agreement to purchase participation interests in the loan pools, the Company and the Bank have contracted with the Servicer to service the underlying loans within the respective loan pools which are owned of record by the Servicer. The Servicer also evaluates various loan pools prior to purchase and makes recommendations to the Company concerning the creditworthiness of proposed loan pool purchases and proposes appropriate bids to the Company and any other potential loan pool participants.

The Servicer and its predecessor organizations have bid on loan pools from various regional offices of the FDIC and from other sources since 1988. The Company and the Bank have purchased participation interests in such pools of loans. The purchase prices paid by the Company for loan pool participations have ranged from 5.5% to 97.7% of the aggregate outstanding principal amount of the loans comprising such pools at the time of purchase. The Servicer acquires the loan pools without recourse against the sellers and, accordingly, the risk of noncollectibility is, for the most part, assumed by the Company and any other investors in a particular pool.

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

The sales of loan pools by the FDIC and by other sellers are generally conducted by sealed bid auction. A sealed bid auction requires each bidder to submit a confidential bid on the subject loan pool and the loan pool is awarded to the highest bidder. In recent years, the Servicer and the Company have faced increasing competition in bidding for loan pools.

Since 1988, the Servicer and its predecessor organizations, on behalf of the Company and other investors, have bid on a large number of loan pools and have been successful in purchasing 123 loan pools including 6 in 2005. The Company and other investors in the loan pools fund the purchase by the Servicer and each investor receives a percentage interest in the loan pool based on its proportional investment relative to the total purchase price of the pool. Each investor receives a loan pool participation certificate reflecting this interest.

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

The investment in loan pools has historically been accounted for on a nonaccrual (or cash) basis in one of three methods, depending on the circumstances. First, if a borrower makes regular payments on a loan, the payment received is first applied to interest income in the amount of interest due at the contract rate. Further payments are applied to principal in a ratio reflecting the proportion of cost basis to loan principal amount. Payments in excess of interest and this ratio are recorded as discount income. Discount income earned over the life of a loan represents loan principal collected in excess of the price originally paid to acquire the loan from the FDIC or any other sellers, which price constitutes the cost “basis” of the loan.

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

Beginning on January 1, 2005, subsequent pools acquired are accounted for in accordance with the provisions of Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (“SOP 03-3”) issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants. No change is required for those pools acquired prior to December 31, 2004, and the accounting treatment utilized on those pools remains as previously discussed.

SOP 03-3 provides updated guidance on the accounting for purchased loans that show evidence of deterioration of credit quality since origination and for which it is probable, at acquisition, that the purchaser will be unable to collect all contractually required payments receivable. SOP 03-3 generally requires that the excess of the estimated cash flows expected to be collected on the loan over the initial investment be accreted over the estimated remaining life of loan. According to SOP 03-3, in order to apply the interest method of recognition to these types of loans, there must be sufficient information to reasonably estimate the amount and timing of the cash flows expected to be collected. When that is not the case, the loan should be accounted for as a nonaccrual status applying the cash basis income recognition to the loan.

The Company has developed and implemented procedures to determine if accretion of the discount (“accretable yield”) on the purchased loans in a pool is required under SOP 03-3. These procedures were applied to all loans acquired subsequent to January 1, 2005 (the adoption date of SOP 03-3) that had been held by the Servicer for at least six months as of December 31, 2005. Given the impaired nature of the loan pools typically purchased, the individual loans are evaluated for SOP 03-3 purposes by the end of a six-month window from the date of purchase. This provides time for the Servicer to assess the quality of the loans and assign basis to each loan within the pool. Purchased loans are evaluated individually with a determination made utilizing various criteria including: past-due status, late payments, legal status of the loan (not in foreclosure, judgment against the borrower, or referred to legal counsel), frequency of payments made, collateral adequacy and the borrower’s financial condition. If all the criteria are met, the individual loan will utilize the accounting treatment required by SOP 03-3 with the accretable yield difference between the expected cash flows and the purchased basis accreted into income on the level yield basis over the anticipated life of the loan. If any of the six criteria are not met, the loan is accounted for on the cash-basis of accounting.

In the event that a prepayment is received on a loan accounted for under SOP 03-3, the accretable yield is recomputed and the revised amount accreted over the estimated remaining life of the loan on the level yield basis. If a loan subject to accretable yield under SOP 03-3 fails to make timely payments, it is subject to classification and an allowance for loss would be established.

Collection expenses incurred by the Servicer are netted against discount income. These costs include salary and benefits paid by the Servicer to its employees, legal fees, costs to maintain and insure real estate owned, and other operating expenses. Discount income is added to interest income and reflected as one amount on the Company’s consolidated statements of income. Profit (or loss) from collection activities is determined on a monthly basis.

The Company does not recognize as income any accrued interest receivable on the loan pools. Interest income is only recognized when collected and actually remitted to the Company by the Servicer for those loans acquired prior to December 31, 2004, and for those loans subject to nonaccrual status in accordance with SOP 03-3. Many of the pools that have been purchased by the Servicer do not include purchased interest in the cost basis; thus, interest collected does not have a cost basis and represents profit. Interest income collected by the Servicer is reflected in the Company’s consolidated financial statements as interest income included as part of interest income and discount on loan pool participations.

The Servicer provides the Company with monthly reports detailing collections of principal and interest, face value of loans collected and those written off, actual operating expenses incurred, remaining asset balances (both in terms of cost basis and principal amount of loans), a comparison of actual collections and expenses with target collections and budgeted expenses, and summaries of remaining collection targets. The Servicer also provides aging reports and “watch lists” for the loan pools. Monthly meetings are held between the Company and representatives of the Servicer to review collection efforts and results, to discuss future plans of action, and to discuss potential opportunities. Additionally, the Company’s and the Servicer’s personnel communicate on almost a daily basis to discuss various issues regarding the loan pools. Company management personnel visit the Servicer’s operation in Omaha, Nebraska on a regular basis; and the Company’s loan review officer and its internal auditor perform asset reviews and audit procedures on a regular basis.

Beginning in 1998, all purchases of loan pools were made by the servicing organization called States Resources Corporation. This corporation was created to enable the Company and the Servicer to invest in higher-quality performing assets and still provide both parties with an acceptable return. Under the terms of the States Resources agreement, the Servicer receives a servicing fee based on one percent of the gross monthly collections of principal and interest, net of collection costs. Additionally, the Servicer receives a tiered percentage share of the recovery profit in excess of the investors’ required return on investment on each individual loan pool. In the event that the return on a particular pool does not exceed the required return on investment, the Servicer does not receive a percentage share of the recovery profit.

The Company’s overall cost basis in its loan pool participations represents a discount from the aggregate outstanding principal amount of the loans underlying the pools. As of December 31, 2005 and 2004, such cost basis was $103,570,000 and $105,502,000, respectively, while the contractual outstanding principal amounts of the underlying loans as of such dates were approximately $150,556,000 and $151,731,000, respectively. The discounted cost basis inherently reflects the assessed collectibility of the underlying loans and thus creates a built-in reserve against the risk of nonpayment in the loan pools. The Company does not include any amounts related to the loan pool participations in its totals of nonperforming loans. As part of the ongoing collection process, the Servicer may, from time to time, foreclose on real estate mortgages and acquire title to property in satisfaction of such debts. This real estate may be held by the servicer as “real estate owned” for a period of time until it can be sold. Since the Company’s investments in loan pools are classified as participations in pools of loans, the Company does not include the real estate owned that is held by the Servicer with the amount of any other real estate it may hold directly as a result of its own foreclosure activities.

The underlying loans in the loan pool participations include both fixed rate and variable rate instruments. No amounts for interest due are reflected in the carrying value of the loan pool participations. Based on historical experience, the average period of collectibility for loans underlying the Company’s loan pool participations, many of which have exceeded contractual maturity dates, is approximately three to five years. Management has reviewed the recoverability of the underlying loans and believes that the carrying value does not exceed the net realizable value of its investment in loan pool participations.

D.  Competition

The Company competes in the commercial banking industry through the Bank. This industry is highly competitive, and the Bank faces strong direct competition for deposits, loans, and other financial-related services. The offices in Benton, Black Hawk, Des Moines, Iowa, Jefferson, Keokuk, Lee, Louisa, Mahaska, Marion, and Wapello counties in south central and eastern Iowa compete with other commercial banks, other thrifts, credit unions, stockbrokers, finance divisions of auto and farm equipment companies, agricultural suppliers, and other agricultural-related lenders. Some of these competitors are local, while others are statewide or nationwide. The Bank competes for deposits principally by offering depositors a wide variety of deposit programs, convenient office locations, hours and other services, and for loan originations primarily through interest rates and loan fees charged, the efficiency and quality of services provided to borrowers and the variety of loan products offered. Some of the financial institutions and financial service organizations with which the Bank competes are not subject to the same degree of regulation as that imposed on federally insured Iowa-chartered banks. As a result, such competitors have advantages over the Bank in providing certain services. As of December 31, 2005, there were approximately 60 other banks having 169 offices or branches operating within the 11 counties in which the Company has locations. Based on deposit information collected by the FDIC as of June 30, 2005, the Company maintained approximately 9 percent of the bank deposits within the 11 counties. New competitors may develop that are substantially larger and have significantly greater resources than the Bank. Currently, major competitors in some of the Company’s markets include banking subsidiaries of Wells Fargo Bank, U. S. Bank, Regions Bank and Bank of the West.

The Company also faces competition with respect to its investments in loan pool participations. The Company’s financial success to date is largely attributable to the Servicer’s ability to determine which loan pools to bid on and ultimately purchase, the availability of assets to fund the purchases and the Servicer’s ability to collect on the underlying assets. Investments in loan pools have become increasingly popular in recent years, leading financial institutions and other competitors to become active at loan pool auctions conducted by the FDIC and other sellers. There is no assurance that the Company, through the Servicer, will be able to bid successfully in the future. Certain existing competitors of the Company are substantially larger and have significantly greater financial resources than the Company. Increased participation by new institutions or other investors may also create increased buying interest which could also result in higher bid prices for the type of loan pools considered for investment by the Company. In addition, new and existing competitors may develop due diligence procedures comparable to the Servicer’s procedures. The emergence of such competition could have a material adverse effect on the Company’s business and financial results. The Company expects that its success in the future will depend more on the performance of the Bank and less on the investment in loan pool participations.

E.  Supervision and Regulation

Financial holding companies and banks are extensively regulated under federal and state law. References under this heading to applicable statutes or regulations are brief summaries of the portions thereof and do not purport to be complete and are qualified in their entirety by reference to those statutes and regulations. Any change in applicable laws or regulation may have a material adverse effect on the business of the Company and the Bank.

The Company, as a financial holding company, is subject to regulation under the Bank Holding Company Act of 1956 (the “Act”) and is registered with the Board of Governors of the Federal Reserve System. Under the Act, the Company is prohibited, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to affiliated banks, except that the Company may engage in and own shares of companies engaged in certain businesses found by the Board of Governors to be so closely related to banking “as to be proper incident thereto,” such as owning a savings association. The Act does not place territorial restrictions on the activities of bank-related subsidiaries of bank holding companies. The Company is required by the Act to file periodic reports of its operations with the Board of Governors and is subject to examination by the Board of Governors. Under the Act and Federal Reserve Board regulations, the Company and the Bank is prohibited from engaging in certain tie-in arrangements in connection with an extension of credit, lease, sale of property, or furnishing of services.

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

Under Iowa law, the Bank is subject to supervision and examination by the Iowa Division of Banking. The Bank is required to pay supervisory assessments to the Iowa Division of Banking to fund the operations of that agency. The amount of the assessment is calculated on the basis of the institution’s total assets. As an affiliate of the Bank, the Company is also subject to examination by the Iowa Division of Banking.

The customer deposits in the Bank are insured by the Federal Deposit Insurance Corporation (the “FDIC”), thus the Bank is subject to the supervision and examination by the FDIC. The Bank is required to maintain certain minimum capital ratios established by these regulators. The Bank is assessed fees by the FDIC to insure the funds of customers on deposit.

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

The FDIC Improvement Act of 1991 (the “FDICIA”) was primarily designed to recapitalize the FDIC’s Bank Insurance Fund (the “BIF”) and the Savings Association Insurance Fund (the “SAIF”). To accomplish this purpose the FDIC was granted additional borrowing authority, granted the power to levy emergency special assessments on all insured depository institutions, granted the power to change the BIF and SAIF rates on deposits on a semi-annual basis, and directed to draft regulations that provided for a “Risk-Based Assessment System” that was implemented on January 1, 1994. The FDICIA also imposed additional regulatory safety and soundness standards upon depository institutions and granted additional authority to the FDIC. The FDICIA generally requires that all institutions be examined by the FDIC regularly. Under the provisions of the FDICIA, all regulatory authorities are required to examine their regulatory accounting standards and, to the extent possible, are required to conform to generally accepted accounting principles. Finally, the FDICIA requires the federal banking regulators to take prompt corrective action with respect to depository institutions that fall below certain capital standards and prohibits any depository institution from making any capital distribution that would cause it to be undercapitalized.

Legislation became effective on September 30, 1995, which served to lessen or remove certain legal barriers to interstate banking and branching by financial institutions. The legislation has resulted in an increase in the nationwide consolidation activity occurring among financial institutions by facilitating interstate bank operations and acquisitions.

On November 2, 1999, the Gramm-Leach-Bliley Act was enacted into law. This legislation provides for significant financial services reform by repealing key provisions of the Glass Steagall Act thereby permitting commercial banks to affiliate with investment banks, it substantially modifies the Bank Holding Company Act of 1956 to permit companies that own banks to engage in any type of financial activity, and it allows subsidiaries of banks to engage in a broad range of financial activities that are not permitted for banks themselves. The Gramm-Leach-Bliley Act significantly changed the competitive environment in which the Company and its subsidiaries conduct business, including the opportunity for brokerage and financial services such as those offered through MWI and insurance agency services offered by Cook.

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

F.  Employees

On December 31, 2005, the Company had 207 full-time equivalent employees. The Company provides its employees with a comprehensive program of benefits, some of which are on a contributory basis, including comprehensive medical and dental plans, life insurance, long-term and short-term disability coverage, a 401(k) plan, and an employee stock ownership plan. None of the Company’s employees are represented by unions. Management considers its relationship with its employees to be excellent.

Item 1A.     Risk Factors

The performance of the Company is subject to various risks. We consider the risks described below to be the most significant risks we face, but such risks are not the only risk factors that could affect us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or results of operations.

We may be adversely affected by economic conditions in the local economies in which we conduct our operations, and in the United States in general.

Unfavorable or uncertain economic and market conditions may adversely affect our business and profitability. Our business faces various material risks, including credit risk and the risk that the demand for our products and services will decrease. Foreign or domestic terrorism or geopolitical events could shock commodity and financial markets and cause an economic downturn. In an economic downturn, our credit risk and litigation expense would increase. Also, decreases in consumer confidence, real estate values, interest rates and investment returns, usually associated with a downturn, could make the types of loans we originate less profitable.

We invest in pools of performing and nonperforming loans that comprise a significant component of our assets and generate substantial interest income with yields that may fluctuate considerably resulting in inconsistent profitability from period to period.

As of December 31, 2005, approximately seventeen percent of the Company’s earning assets were invested in loan pools. For the year ended December 31, 2005, approximately twenty-three percent of the Company’s gross total revenue was derived from the loan pools. The loan pool investment is a “non-traditional” activity that the Company has been involved with since 1988 that has historically provided a higher return than typical loans and investment securities. The return on the Company’s investment in loan pools and the effect on the Company’s profitability is somewhat unpredictable due to fluctuations in the balance of loan pools and collections from borrowers by the loan pool Servicer. Balances of the loan pools are affected by the ability to purchase additional loan pools to maintain the level of investment and by the payment and refinancing activities of the borrowers resulting in pay-offs of the underlying loans and reduction in the balances. Purchase of new loan pools are subject to many factors that are outside the Company’s control including: availability, competition, credit and performance quality of assets offered for sale, asset size and type, and the economic and interest rate environment. Collections from the individual borrowers are managed by the Servicer and are affected by the borrower’s financial ability and willingness to pay, foreclosure and legal action, collateral value, and the economy in general. Any of these identified factors, and others not identified, can affect the Company’s return on the loan pool investment. We believe that the higher return historically recorded on the loan pool investment compensates for the unpredictability of purchases and collections on the pools.

Our growth strategy involves risks that may negatively impact our net income and we may experience difficulties in managing our growth.

We may acquire banks and related businesses as part of our growth strategy that we believe provide a strategic and/or a geographic fit with our business. To the extent that we grow through acquisitions, we cannot assure you that we will be able to adequately and profitably manage this growth. There are risks typically associated with acquiring other banks and businesses, including the difficulty and expense of integrating operations and personnel, the possible loss of key customers and/or employees of the acquired business, potential asset quality issues, the potential disruption to our business, diversion of management’s time and attention, and the possibility of unknown or contingent liabilities. In addition to acquisitions, we may expand into new communities by opening “de novo” banks and/or branches. As we expand via the opening of de novo banks or branches, we are likely to incur higher operating expenses relative to operating income from the new operations, which may have an adverse effect on our net income, return on average equity and return on average assets.

Our ability to retain and attract qualified employees is critical to the success of our business and the failure to do so may materially adversely affect our performance.

Our people are our most important resource and competition for qualified employees is intense. In order to retain and attract qualified employees, we must compensate such employees at market levels. Typically, those levels have caused employee compensation to be our greatest noninterest expense. If we are unable to continue to retain and attract qualified employees, or if compensation costs required to retain and attract qualified employees becomes more expensive, our performance, including our competitive position, could be affected.

Our allowance for loan losses may be insufficient to absorb possible losses in our loan portfolio.

Like all financial institutions, we maintain an allowance for loan losses to provide for loans in our portfolio that may not be repaid in their entirety. We believe that our allowance for loan losses is maintained at a level adequate to absorb probable losses inherent in our loan portfolio as of the corresponding balance sheet date. However, our allowance for loan losses may not be sufficient to cover actual losses, and future provisions for loan losses could materially adversely affect our operating results.

We are subject to substantial regulation which could adversely affect our business and operations.

As a financial institution, we are subject to extensive regulation, which materially affects our business. Statutes, regulations and policies that we are subject to may be changed at any time, and the interpretation and the application of those laws and regulations by our regulators is also subject to change. There can be no assurance that future changes in regulations or in their interpretation or application will not adversely affect us.

We have established policies, procedures and systems designed to comply with these regulatory and operational risk requirements. We do, however, face complexity and costs associated with our compliance efforts. Adverse publicity and damage to our reputation arising from the failure or perceived failure to comply with legal, regulatory or contractual requirements could affect our ability to attract and retain customers or could result in enforcement actions, fines, penalties and lawsuits.

If we are not able to anticipate and keep pace with rapid changes in technology, or do not respond to rapid technological changes in our industry, our business can be adversely affected.

The financial services industry continues to experience rapid technological changes with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and reduce costs. Our future success will depend, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. As a result, we may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers.

We are subject to security and operational risks relating to our use of technology that could damage our reputation and our business.

Security breaches in our internet banking activities could expose us to possible liability and damage our reputation. Any compromise of our security could also prevent customers from using our internet banking services that involve the transmission of confidential information. We rely on standard internet security systems to provide the security and authentication necessary to effect secure transmission of data. These precautions may not protect our systems from compromises or breaches of our security measures that could result in damage to our reputation and our business.

We are subject to operational risk and an operational failure that could materially adversely affect our business.

Operational risk refers to the risk of loss arising from inadequate or failed internal processes, people, and/or systems. Operational risk also refers to the risk that external events, such as external changes (e.g., natural disasters, terrorist attacks and/or health epidemics), failures or frauds, will result in losses to our business. We seek to monitor and control our risk exposure through a variety of financial, credit, operational, compliance and legal reporting systems. We employ risk monitoring and risk mitigation techniques, but those techniques and the judgements that accompany their application may not be adequate to deal with unexpected economic and financial events or the specifics and timing of such events. Employee errors and employee or customer misconduct could subject us to financial losses or regulatory sanctions and seriously harm our reputation. We maintain a system of internal control and insurance coverage to mitigate against operational risks, including data processing system failures and errors and customer or employee fraud.

We experience intense competition for loans and deposits.

The banking business is highly competitive and we experience competition in all of our markets from many other financial institutions. We compete with large regional banks, local community banks, credit unions, thrifts, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market mutual funds, and other non-bank financial service providers. We compete with these institutions both in attracting deposits and making loans as well as in providing other financial services. Increased competition in our market may result in a decrease in amounts of our loans and deposits, reduced spreads between loan rates and deposit rates, or loan terms that are more favorable to the borrowers. Any of these could have a material adverse effect on our ability to grow and remain profitable.

Changing interest rates may adversely affect our profits.

The spread between the interest rates earned on investments, loans and loan pools and the interest rates paid on deposits and other interest-bearing liabilities affects, in part, our profitability. Like other financial institutions, our net interest spread and margin will be affected by general economic conditions and other factors that influence market interest rates and our ability to respond to changes in such rates. Our assets and liabilities at any given time will be such that they are affected differently by a given change in interest rates. As a result, an increase or decrease in rates, the length of loan and certificate of deposit terms or the mix of adjustable and fixed rate loans in our portfolio could have a positive or negative effect on our profitability. We measure interest rate risk under various rate scenarios and using specific criteria and assumptions. This process is summarized under Item 7A of Part II of this Form 10-K. Although we believe our current level of interest rate sensitivity is reasonable and effectively managed, significant fluctuations in interest rates may have an adverse effect on our business, financial condition and results of operations.

If we do not continue to meet or exceed regulatory capital requirements and maintain our “well-capitalized” status, there could be an adverse effect on the manner in which we do business and on the confidence our customers have in us.

Under regulatory capital guidelines, we must meet guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items. Failure to meet minimum capital requirements could have a material effect on our financial conditions and could subject us to a variety of enforcement actions, as well as certain restrictions on our business. Failure to maintain the status of “well-capitalized” under the regulatory framework could adversely affect the confidence that our customers have in us, which could lead to a decline in the demand for our products and affect the prices that we are able to charge for our products and services.

Item 1B.     Unresolved Staff Comments

NONE

Item 2.  Properties

The Company owns its headquarters building located at 222 First Avenue East, Oskaloosa, Iowa. This building is a two-story combination office, data processing facility, and motor bank that was constructed in 1975. The Company’s offices are located on the second floor and the data processing area is located on the first floor. MBT rents the first floor motor bank area, which includes four drive-up lanes and two walk-up windows and the basement from the Company. The basement contains a meeting room, kitchen, and storage. MBT leases the facility on a month-to-month basis from the Company.

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

After the merger with Central Valley Bank, the Bank owns four facilities in the communities of Ottumwa, Fairfield, and Sigourney, Iowa. The Ottumwa building is a two-story brick structure constructed in 1981 and completely remodeled and expanded in 2005. The approximately 10,910 square foot building has several offices, two drive-up lanes, and a drive-up 24 hour automatic teller machine. The building is located at 116 West Main in Ottumwa’s downtown business district. The Fairfield facility is a two-story building located at 58 East Burlington on the southeast corner of the downtown square. The building’s 8,932 square feet is all utilized by the Bank. In 2001, CVB occupied a new 3,500 square foot branch facility at 2408 West Burlington Street in Fairfield. The Sigourney facility located at 112 North Main Street is one-half block northwest of the community’s courthouse square in the downtown business district. The 4,596 square foot one-story masonry building was constructed in 1972 as a banking facility with one drive-up window.

After the merger with Pella State Bank, the Bank leases a facility in Pella’s downtown business district that opened on January 29, 2001. The 5,700 square foot facility is located in a retail/office complex and is leased for a period of ten years with options to renew. PSB owned a branch facility at 500 Oskaloosa Street in Pella, Iowa. The facility is located approximately six blocks south of the community’s main business district. The building was acquired in the summer of 1997 and was completely renovated to become a modern banking facility containing approximately 1,860 square feet of usable space with two drive-up teller lanes.

After the merger with MidWestOne Bank, the Bank owns the main office in Burlington, Iowa and three branch office facilities. The main office located at 3225 Division Street, on the western side of the community, is adjacent to one of the major highways through Burlington. It is a one-story facility of approximately 10,300 square feet, constructed in 1974, with four drive-up lanes and one ATM. The Bank also owns a branch facility located in Burlington’s main downtown business district at 323 Jefferson Street. This facility is approximately 2,400 square feet and was the main office until 1974. The branch located in Fort Madison, Iowa at 926 Avenue G was acquired in 1975, has one drive-up window, and contains approximately 3,300 square feet on one level. The 960 square foot Wapello, Iowa branch is located on Highway 61 and was acquired in 1974.

MidWestOne Investments, Inc. leases approximately 2,600 square feet of office space adjoining the Bank facility in downtown Pella. The office space is leased for a period of ten years with options to renew.

Cook & Son Agency, Inc. rents office space of approximately 1,260 square feet in downtown Pella. The rental agreement is on a month-to-month basis.

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

PART II

Item 5.  Market for the Registrant’s Common Equity and Related Stockholder Matters

The information appearing on page 18 of the Company’s Annual Report, filed as Exhibit 13 hereto, is incorporated herein by reference.

There were approximately 408 holders of record of the Company’s $5 common stock as of March 1, 2006. Additionally, there are an estimated 1,266 beneficial holders whose stock was held in street name by brokerage houses as of that date. The closing price of the Company’s common stock was $18.91 on March 15, 2006.

The Company paid dividends to common shareholders in 2005 and in 2004 of $.68 per share. Dividend declarations are evaluated and determined by the Board of Directors on a quarterly basis. In February 2006, the Board of Directors declared a quarterly dividend of $.17 per common share payable March 15. The Company’s loan agreement with Harris N.A. allows the Company to pay dividends so long as no default or event of default exists. Except for certain regulatory restrictions that may affect dividend payments, there are no other restrictions on the Company’s present or future ability to pay dividends. The Company currently anticipates that comparable cash dividends will continue to be paid in the future.

The Company repurchased shares on the open market in 2005 as authorized by a stock repurchase program adopted by the Board of Directors on April 29, 2005. The Board authorized the repurchase of up to $2,000,000 of the outstanding shares of the Company through October 31, 2005. During the period from May through September 2005, the Company repurchased 80,000 shares for $1,501,750, or an average of $18.77 per share. On October 20, 2005, the Board authorized management to repurchase up to $2,000,000 of the outstanding shares on the open market through April 30, 2006. During the period from October through December 2005, the Company repurchased 33,000 shares for $603,570, or an average of $18.29 per share. During the year 2005, the Company received 14,797 shares in exchange from the exercise of stock options previously granted.

The Company has a stock incentive plan under which shares of common stock are reserved for issuance pursuant to options or other awards that may be granted to officers, key employees and certain non-employee directors of the Company. The stock incentive plan has been approved by the Company’s shareholders. A summary of the shares that potentially could be issued, the weighted-average price and the remaining shares as of December 31, 2005 follows:

Plan Category	Number of Securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance
Stock incentive plan approved by shareholders	571,732	$16.56	88,478

Item 6.  Selected Financial Data

The following table sets forth certain selected consolidated financial data at or for the periods indicated. This information should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto included herein. See “Item 8, Consolidated Financial Statements and Supplementary Data.”

Year Ended December 31 (In thousands, except per share data)	2005	2004	2003	2002	2001
Summary of income data:
Interest income excluding loan pool participations	$29,858	27,977	28,593	27,482	30,510
Interest and discount on loan pool participations	10,222	9,395	8,985	10,058	9,595

Total interest income	40,080	37,372	37,578	37,540	40,105
Total interest expense	15,426	13,370	14,767	17,027	21,427

Net interest income	24,654	24,002	22,811	20,513	18,678
Provision for loan losses	468	858	589	1,070	1,776
Noninterest income	4,428	4,276	4,358	3,787	4,287
Noninterest expense	19,415	18,513	17,387	14,426	14,467

Income before income tax expense	9,199	8,907	9,193	8,804	6,722
Income tax expense	3,111	3,078	3,267	3,015	2,366

Net income	$6,088	5,829	5,926	5,789	4,356

Per share data:
Net income—basic	$1.63	1.54	1.54	1.49	1.10
Net income—diluted	1.59	1.50	1.50	1.46	1.09
Cash dividends declared	0.68	0.68	0.64	0.64	0.60
Book value	15.77	15.18	14.84	14.17	13.12
Net tangible book value	11.77	11.32	11.08	11.53	10.37

Selected financial ratios:
Net income to average assets	0.93%	0.92%	0.98%	1.07%	0.82%
Net income to average equity	10.49	10.23	10.52	10.91	8.59
Dividend payout ratio	41.72	44.16	41.56	42.95	54.55
Total shareholders’ equity to total assets	8.63	8.75	9.01	10.37	9.32
Tangible shareholders’ equity to tangible assets	6.59	6.67	6.88	8.60	7.51
Tier 1 capital ratio	10.38	10.88	11.20	14.67	9.95
Net interest margin	4.11	4.13	4.10	4.10	3.84
Gross revenue of loan pools to total gross revenue	22.97	22.17	21.42	24.34	21.61
Allowance for loan losses to total loans	1.16	1.19	1.29	1.30	1.05
Non-performing loans to total loans	0.77	0.73	0.83	0.86	1.08
Net loans charged off to average loans	0.05	0.25	0.08	0.15	0.42

December 31 (In thousands)	2005	2004	2003	2002	2001
Selected balance sheet data:
Total assets	$676,332	650,564	623,306	537,026	545,160
Total loans net of unearned discount	433,437	398,854	377,017	306,024	322,681
Total loan pool participations	103,570	105,502	89,059	82,341	110,393
Allowance for loan losses	5,011	4,745	4,857	3,967	3,381
Total deposits	505,245	475,102	453,125	395,546	378,645
Total shareholders’ equity	58,386	56,930	56,144	55,698	50,827

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following presents management’s discussion and analysis of the consolidated financial condition and results of operations of the Company as of the dates and for the periods indicated. This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and the Selected Financial Data presented herein.

SAFE HARBOR STATEMENT

This report contains certain forward-looking statements within the meanings of such term in the Private Securities Litigation Reform Act of 1995. The Company and its representatives may, from time to time, make written or oral statements that are “forward-looking” and provide information other than historical information, including statements contained in the Form 10-K, the Company’s other filings with the Securities and Exchange Commission or in communications to its stockholders. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statement. These factors include, among other things, the factors listed below.

Forward-looking statements, which may be based upon beliefs, expectations and assumptions of the Company’s management and on information currently available to management, are generally identifiable by the use of words such as “believe”, “expect”, “anticipate”, “should”, “could”, “would”, “plans”, “intend”, “project”, “estimate”, “forecast”, “may” or similar expressions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, these statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Additionally, the Company undertakes no obligation to update any statement in light of new information or future events.

The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors that could have an impact on the Company’s ability to achieve operating results, growth plan goals and future prospects include, but are not limited to, the following:

•	Management’s ability to reduce and effectively manage interest rate risk and the impact of interest rates in general on the volatility of the Company’s net interest income.

•	Changes in the economic environment, competition, or other factors that may affect the Company’s ability to acquire loan pool participations.

•	Fluctuations in the value of the Company’s investment securities.

•	The ability to attract and retain key executives and employees experienced in banking and financial services.

•	The sufficiency of the allowance for loan losses to absorb the amount of actual losses inherent in the existing loan portfolio.

•	The Company’s ability to adapt successfully to technological changes to compete effectively in the marketplace.

•	Credit risks and risks from concentrations (by geographic area and by industry) within the Bank’s loan portfolio.

•	The effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds, and other financial institutions operating in the Company’s market or elsewhere or providing similar services.

•	The failure of assumptions underlying the establishment of allowances for loan losses and estimation of values of collateral and various financial assets and liabilities.

•	Volatility of rate sensitive deposits.

•	Operation risks, including data processing system failures or fraud.

•	Asset/liability matching risks and liquidity risks.

•	Changes in the economic environment, competition, or other factors that may influence the anticipated growth rate of loans and deposits and the quality of the loan portfolio and loan and deposit pricing.

•	The Company’s ability to successfully pursue acquisition and expansion strategies and integrate any acquired companies.

•	The costs, effects and outcomes of existing or future litigation.

•	Governmental monetary and fiscal policies, as well as legislative and regulatory changes, that may result in the imposition of costs and constraints on the Company.

•	Changes in general economic or industry conditions, nationally or in the communities in which the Company conducts business.

•	Acts of war or terrorism.

•	Changes in accounting policies and practices, as may be adopted by state and federal regulatory agencies and the Financial Accounting Standards Board.

•	The ability of the Company to manage the risks associated with the foregoing as well as anticipated.

These risks and uncertainties should be considered in evaluation of the forward-looking statements and undue reliance should not be placed on such statements. The Company cautions that the foregoing list of important factors may not be all-inclusive and specifically declines to undertake any obligation to publicly revise any forward-looking statements that have been made to reflect any events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

OVERVIEW

The Company is a diversified financial services holding company providing full-service community banking through its bank subsidiary in south central and eastern Iowa. The Company’s recent initiatives include the expansion of non-banking activities to provide additional financial services such as investment brokerage and property and casualty insurance to customers in the markets it serves. Additionally, the Company derives a substantial portion of its operation revenue from its investments in pools of performing and non-performing loans referred to as loan pool participations. The profitability of the Company depends primarily on its net interest income, provision for loan losses, noninterest income and noninterest expenses.

Net interest income is the difference between total interest income and total interest expense. Interest income is earned by the Company on its loans made to customers, the investment securities it holds in its portfolio, and the interest and discount recovery generated from its loan pool participations. The interest expense incurred by the Company results from the interest paid on customer deposits and borrowed funds. Fluctuations in net interest income can result from the changes in volumes of assets and liabilities as well as changes in market interest rates. The provision for loan losses reflects the cost of credit risk in the Company’s loan portfolio and is dependent on increases in the loan portfolio and management’s assessment of the collectibility of the loan portfolio under current economic conditions. Noninterest income consists of service charges on deposit accounts, commissions and fees for securities brokerage, commissions from the sale of insurance policies, fees received for data processing services provided to nonaffiliated banks, mortgage loan origination fees, other fees and commissions, and realized security gains or losses. Noninterest expenses include salaries and employee benefits, occupancy and equipment expenses, professional fees, other noninterest expenses, and the amortization of intangible assets. These operating expenses are significantly influenced by the growth of operations, with additional employees necessary to staff new banking centers.

PERFORMANCE SUMMARY

For the year ended December 31, 2005, the Company recorded net income of $6,088,000, or $1.63 per share basic and $1.59 per share diluted. This compares with $5,829,000, or $1.54 per share basic and $1.50 per share diluted, for the year ended December 31, 2004. Net income was $259,000, or 4 percent, greater in 2005 due to an increase in net interest income, a reduction in loan loss provision and an increase in noninterest income that was offset, in part, by increased noninterest expense.

Total assets of the Company increased $25,768,000 or 4 percent to $676,332,000 as of December 31, 2005 compared to $650,564,000 as of December 31, 2004. The Company’s total loans outstanding increased $34,583,000 or 9 percent to $433,437,000 at December 31, 2005. Loan pool participations as of December 31, 2005 totaled $103,570,000, a decrease of 2 percent from the December 31, 2004 balance of $105,502,000. Deposits increased $30,143,000 or 6 percent to $505,245,000 as of December 31, 2005.

Return on average assets is a measure of profitability that indicates how effectively a financial institution utilizes its assets. It is calculated by dividing net income by average total assets. The Company’s return on average assets was .93 percent for 2005, .92 percent for 2004 and .98 percent for 2003. Net income for the year 2005 was greater while average assets increased during the year, thus improving the return on average assets in 2005. Return on average equity indicates what the Company earned on its shareholders’ investment and is calculated by dividing net income by average total shareholders’ equity. The return on average equity for the Company was 10.49 percent for 2005, 10.23 percent for 2004 and 10.52 percent for 2003. The return on average shareholders’ equity increased in 2005 reflecting the improved earnings of the Company with an increase in average shareholders’ equity.

Various operating and equity ratios for the Company are presented in the table below for the years indicated. The dividend payout ratio represents the percentage of the Company’s net income that is paid to shareholders in the form of cash dividends. Average equity to average assets is a measure of capital adequacy that presents the percentage of average total shareholders’ equity compared to the average assets of the Company. The equity to assets ratio expresses this ratio using the period-end amounts instead of on an average basis.

	Year ended December 31,
	2005	2004	2003
Return on average total assets	0.93%	0.92%	0.98%
Return on average equity	10.49	10.23	10.52
Dividend payout ratio	41.72	44.16	41.56
Average equity to average assets	8.86	9.03	9.32
Equity to assets ratio (at period end)	8.63	8.75	9.01

Results of Operations

2005 Compared to 2004

Net Interest Income. Net interest income is the total of interest income earned on earning assets less interest expense paid on interest bearing liabilities. Net interest income is affected by changes in the volume and yields on earning assets and the volume and rates paid on interest bearing liabilities. Net interest margin is a ratio measurement of the net return on interest earning assets computed by dividing net interest income on a tax-equivalent basis by the annual average balance of all interest earning assets.

Net interest income increased $652,000 or 3 percent in 2005 to $24,654,000 compared with $24,002,000 in 2004 due primarily to greater loan volumes and higher interest rates. The net interest margin decreased slightly in 2005 to 4.11 percent compared with 4.13 percent in 2004 as the increase in net interest income was proportionately less than the increase in average earning assets.

Total interest income increased $2,708,000 or 7 percent in 2005 compared with 2004. Interest and fees on loans and interest and discount on loan pools increased in 2005, while interest income on investment securities and other earning assets declined. Interest income on loans totaled $26,518,000 in 2005, an increase of $2,633,000 or 11 percent compared with 2004. The higher interest income on loans was due to growth in loan volumes and higher market interest rates. The average volume of loans outstanding in 2005 was $22,841,000 greater than in 2004. Most of this increase was in the commercial, commercial real estate and residential real estate loan categories. A significant portion of the Company’s loan growth is attributable to the Waterloo/Cedar Falls, Iowa market that the Company entered through a bank acquisition in 2003. The increase in the prime rate has benefited the Company as the overall average rate on the total loan portfolio increased to 6.41 percent for 2005 compared with 6.11 percent for 2004. Interest and discount on loan pools increased $827,000 or 9 percent in 2005 compared with 2004. The average balance of loan pools was $100,808,000 in 2005 compared with $89,430,000 in 2004, an increase of $11,378,000 or 13 percent. This increase in volume contributed to the higher interest income. The average yield on loan pools declined to 10.14 percent in 2005 from 10.50 percent in 2004, thereby offsetting some of the increase in interest and discount income attributable to the higher volume. The lower yield on loan pools in 2005 was due to reduced collection cash flow. Interest income on investment securities declined $720,000 in 2005 to $3,318,000. This compares with $4,038,000 in 2004 and reflects a decline in the average balance of investment securities of $11,031,000 as the proceeds from maturing securities were utilized to fund loan growth. The average tax-equivalent yield on the investment portfolio declined to 3.99 percent in 2005 compared with 4.18 percent in 2004 as higher-yielding securities matured and were replaced with securities having a lower market yield, also contributing to the reduction in interest income. The overall yield on earning assets increased to 6.66 percent in 2005 from 6.41 percent in 2004, while total earning assets averaged $607,096,000, or $20,254,000 higher in 2005.

Growth in deposits, greater utilization of borrowed funds and higher market interest rates all contributed to an increase in total interest expense for 2005 in comparison to 2004. Interest expense increased $2,056,000 or 15 percent in 2005 to $15,426,000. Total interest-bearing deposits averaged $12,969,000 higher in 2005 compared with 2004, while the average rate paid on deposits increased to 2.28 percent in 2005 versus 1.98 percent in 2004. Interest expense on deposits was $9,889,000 in 2005, an increase of $1,552,000 or 19 percent from 2004. Factors that contributed to the increase in interest expense on deposits for the year 2005 compared to 2004 include higher market interest rates and growth in the interest-bearing deposit totals resulting from an emphasis by the Company on attracting more deposits. In order to attract more deposits in its markets, the Company increased the rates it paid on selected terms of certificates of deposit to meet or exceed the competition’s rates. Throughout the year 2005, the Company averaged $7,698,000 in Fed Funds Purchased compared with $5,578,000 for 2004, with the greater balance contributing to the $190,000 increased interest expense. The interest rates on Fed Funds Purchased correlate directly with the actions taken by the Federal Reserve to raise the discount rate in 2005. The average rate paid by the Company on Fed Funds Purchased increased to 3.54 percent in 2005 compared with 1.47 percent in 2004, also contributing to the increased interest expense. The average balance of Federal Home Loan Bank Advances was $3,077,000 greater in 2005, but the average rate paid declined to 4.61 percent in 2005. This decline in average rate was due to maturing advances that either were paid off or renewed at lower rates during the year. Interest expense on Federal Home Loan Bank advances was $42,000 lower in 2005 compared with 2004. The average rate paid on all interest-bearing liabilities was 2.82 percent for 2005 compared with 2.53 percent for 2004.

The following table presents a comparison of the average balance of earning assets, interest-bearing liabilities, interest income and expense, and average yields and costs for the years indicated. Interest income on tax-exempt securities is reported on a fully tax-equivalent basis assuming a 34 percent tax rate. Dividing income or expense by the average balances of assets or liabilities results in such yields and costs. Average balances are derived from daily balances. Nonaccrual loans are included in the loan category.

	Year ended December 31,
	2005			2004			2003
	Average Balance	Interest Income (2)/ Expense	Average Rate/ Yield	Average Balance	Interest Income (2)/ Expense	Average Rate/ Yield	Average Balance	Interest Income (2)/ Expense	Average Rate/ Yield
	(dollars in thousands)
Average earning assets:
Loans (1)	$413,972	$26,518	6.41%	$391,131	$23,885	6.11%	$366,754	$23,894	6.52%
Loan pool participations	100,808	10,222	10.14	89,430	9,395	10.50	85,959	8,985	10.45
Interest-bearing deposits	393	9	2.25	498	4	0.84	1,638	10	0.62
Investment securities available for sale:
Taxable investments	74,869	2,671	3.57	90,214	3,455	3.83	89,534	3,758	4.20
Tax exempt investments	4,193	239	5.70	3,478	203	5.83	3,819	239	6.24
Investment securities held to maturity:
Taxable investments	220	13	5.90	1,347	118	8.77	5,544	415	7.48
Tax exempt investments	12,141	721	5.93	7,415	501	6.76	7,313	502	6.87
Federal funds sold	500	13	2.70	3,329	50	1.49	2,295	27	1.19

Total earning assets	$607,096	$40,406	6.66	$586,842	$37,611	6.41	$562,856	$37,830	6.72

Average interest-bearing liabilities:
Interest-bearing demand deposits	$67,591	$321	0.47	$64,203	$239	0.37	$56,194	$181	0.32
Savings deposits	119,850	1,677	1.48	124,106	1,328	1.07	115,042	1,334	1.16
Certificates of deposit	246,210	7,891	3.20	232,373	6,770	2.91	243,073	8,527	3.51
Federal funds purchased	7,698	272	3.54	5,578	82	1.47	4,763	63	1.32
Federal Home Loan Bank advances	85,327	3,933	4.61	82,250	3,975	4.83	70,631	3,880	5.49
Notes payable	9,998	583	5.83	10,108	428	4.23	7,725	262	3.38
Long-term debt	10,310	749	7.26	10,310	548	5.32	10,310	520	5.05

Total interest-bearing liabilities	$546,984	$15,426	2.82	$528,928	$13,370	2.53	$507,738	$14,767	2.91

Net interest income		$24,980	3.84		$24,241	3.88		$23,063	3.81

Net interest margin (3)			4.11%			4.13%			4.10%

(1)	Average loans outstanding includes the daily average balance of non-performing loans. Interest on these loans does not include additional interest of $353,000, $166,000, and $142,000 for 2005, 2004 and 2003, respectively, which would have been accrued based on the original terms of these loans compared to the interest that was actually recorded. Interest earned on loans includes loan fees (which are not material in amount).
(2)	Includes interest income and discount realized on loan pool participations.
(3)	Net interest margin is net interest income divided by average total earning assets.

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

	Year ended December 31,
	2005 Compared to 2004 Increase/ (Decrease) Due to			2004 Compared to 2003 Increase/ (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	(in thousands)
Interest income from average earning assets:
Loans	$1,432	$1,201	$2,633	$1,537	$(1,546)	$(9)
Loan pool participations (1)	1,162	(335)	827	365	45	410
Interest-bearing deposits	(1)	6	5	(9)	3	(6)
Investment securities available for sale:
Taxable investments	(559)	(225)	(784)	28	(331)	(303)
Tax exempt investments	41	(5)	36	(21)	(15)	(36)
Investment securities held to maturity:
Taxable investments	(75)	(30)	(105)	(358)	61	(297)
Tax exempt investments	287	(67)	220	7	(8)	(1)
Federal funds sold	(60)	23	(37)	15	8	23

Total income from earning assets	2,227	568	2,795	1,564	(1,783)	(219)

Average expense of average interest-bearing liabilities:
Interest-bearing demand deposits	14	68	82	28	30	58
Savings deposits	(47)	396	349	101	(107)	(6)
Certificates of deposit	418	703	1,121	(362)	(1,395)	(1,757)
Federal funds purchased	40	150	190	12	7	19
Federal Home Loan Bank advances	146	(188)	(42)	593	(498)	95
Notes payable	(5)	160	155	92	74	166
Long-term debt	—	201	201	—	28	28

Total expense from interest-bearing liabilities	566	1,490	2,056	464	(1,861)	(1,397)

Net interest income	$1,661	$(922)	$739	$1,100	$78	$1,178

(1)	Includes interest income and discount realized on loan pool participations.

PROVISION FOR LOAN LOSSES. The provision for loan losses recorded by the Company for 2005 was $468,000, a decrease of $390,000 or 45 percent, compared with the provision of $858,000 for 2004. Management determines an appropriate provision based on its evaluation of the adequacy of the allowance for loan losses in relationship to a continuing review of current collection risks within its loan portfolio, identified problem loans, the current local and national economic conditions, actual loss experience, regulatory policies, and industry trends. The reduction in the provision for loan losses in 2005 primarily reflects the decrease in net loans charged off in 2005 compared with 2004. Net loan charge-offs for 2005 were $202,000 compared with $970,000 in 2004. The effect of the reduction in net charge-offs was partially offset by growth in the Company’s loan portfolio, identified problem loans and local economic conditions as management evaluated the allowance for loan losses and the provision for losses required to maintain an adequate level in the allowance.

NONINTEREST INCOME. Noninterest income (including realized investment security gains) increased $152,000 or 4 percent in 2005 to $4,428,000. This compares with noninterest income of $4,276,000 for 2004. The Company realized gains of $28,000 from the sale of investment securities available for sale in 2005 compared with $226,000 in 2004. Excluding security gains realized, other income was $4,400,000 for 2005 and $4,050,000 for 2004. Service charges and other fees increased $388,000 in 2005 with much of the additional income due to increased brokerage commissions attributable to MWI. Data processing income and secondary market mortgage loan origination fees declined slightly. Mortgage origination fees are very dependent on new mortgage loan originations and customers refinancing real estate loans to take advantage of lower market interest rates. Depending on future interest rates, the level of refinancing activity may change. If the refinancing activity slows, mortgage origination fee income may be reduced in subsequent periods. Other operating income decreased minimally in 2005.

NONINTEREST EXPENSE. Noninterest expense totaled $19,415,000 for 2005 compared with $18,513,000 for 2004, an increase of $902,000 or 5 percent. Salaries and employee benefits increased $291,000 or 3 percent in 2005 due to the additional employees of MWI and Cook, annual compensation adjustments, greater health insurance costs and increased other benefit costs. Net occupancy expense increased $246,000 or 8 percent in 2005 mainly due to increased real estate taxes, higher utilities cost and greater maintenance agreement cost on data processing equipment. Professional fees were $121,000 or 14 percent higher in 2005 compared with 2004 primarily due to consultant fees. Other operating expense increased $243,000 in 2005 reflecting increased advertising, donations, internet banking costs, loan department expenses relating to foreclosed property, cash shortages and losses.

INCOME TAX EXPENSE. Income taxes increased $33,000 in 2005 compared with 2004. The amount of income before tax was greater in 2005, thus increasing income tax expense. The Company’s consolidated income tax rate varies from the statutory rate mainly due to the amount of tax-exempt income. The 2005 effective income tax as a percentage of income before tax was 33.8 percent, compared with 34.6 percent for 2004.

2004 COMPARED TO 2003

NET INTEREST INCOME. Net interest income increased $1,191,000 or 5 percent in 2004 to $24,002,000 compared with $22,811,000 in 2003. The net interest spread increased to 3.84 percent in 2004 from 3.77 percent in 2003. The net interest margin on a tax-equivalent basis for 2004 was 4.13 percent compared to 4.10 percent for 2003.

Total interest income for 2004 was $37,372,000 compared with $37,578,000 for 2003. Interest income and fees on loans were $9,000 lower in 2004. The average yield on the Company’s loan portfolio was 6.11 percent for 2004 versus 6.52 percent in 2003, reflecting the cumulative effects of repricing loans at lower market interest rates. The upturn in interest rates in the second half of 2004 did not offset the previously repriced loans in the portfolio, thus causing a reduction in the overall portfolio yield. The average volume of loans outstanding for the year was $24,377,000 or 7 percent higher for 2004 in comparison to 2003 due to loan growth. Loans outstanding averaged $391,131,000 in 2004 compared with $366,754,000 for 2003. Interest and discount on loan pools was 5 percent or $410,000 greater in 2004 due to a higher average balance throughout the year and an increase in the yield. The average loan pool balance for 2004 was $89,430,000 compared with $85,959,000 in 2003. The average yield on loan pools rose slightly to 10.50 percent in 2004 from 10.45 percent in 2003. Interest on bank deposits decreased $6,000 in 2004 due to lower market interest rates and lower balances. Interest income on investment securities was $624,000 or 13 percent lower in 2004 as a result of a $3,756,000 lower average balance and lower market rates. The average tax-equivalent yield on the investment portfolio declined to 4.18 percent for 2004 compared with 4.65 percent in 2003 as maturing securities were reinvested and new securities were purchased at lower market rates. Interest income from federal funds sold was $23,000 greater in 2004 due to a higher average balance and rising market interest rates. The overall yield on earning assets was 6.41 percent in 2004 compared with 6.72 percent for 2003. Average total earning assets were $23,986,000 higher in 2004 compared with 2003.

A decrease in interest expense for 2004 helped to offset the lack of revenue growth for the year. Total interest expense was $1,397,000 or 9 percent lower in 2004 reflecting the effects of the low market interest rate environment. Interest expense on deposits was $1,705,000 or 17 percent lower in 2004. The average rate paid on interest-bearing deposits decreased to 1.98 percent for 2004 compared with 2.42 percent in 2003. Average interest-bearing deposits were $6,373,000 greater in 2004 compared with 2003 due to growth in interest-bearing demand deposits and savings deposits. The average rate on Federal Home Loan Bank advances declined to 4.83 percent in 2004 from 5.49 percent in 2003 as advances with higher rates matured. Interest expense on other borrowed funds such as federal funds purchased and notes payable increased in 2004 mainly as a result of the higher interest rate environment in the second half of the year and also due to increased balances in these categories. The overall rate on paying liabilities for 2004 was 2.53 percent for 2004 compared with 2.91 percent in 2003.

PROVISION FOR LOAN LOSSES. The provision for loan losses recorded by the Company for 2004 was $858,000, an increase of $269,000 or 46 percent, compared with the provision of $589,000 for 2003. One of the major factors contributing to the increase in the provision for loan losses was a significant increase in net loan charge-offs in 2004.

NONINTEREST INCOME. Noninterest income decreased $82,000 or 2 percent in 2004 to $4,276,000. This compares with other income of $4,358,000 for 2003. The Company realized $226,000 from security gains in 2004 and $175,000 in 2003. Excluding security gains realized, other income was $4,050,000 for 2004 and $4,183,000 for 2003. Service charges increased in 2004 while data processing income, secondary market real estate loan origination fees and other operating income declined. Much of the decrease in mortgage origination fees was the result of the slowdown in customers refinancing real estate loans as market interest rates increased.

NONINTEREST EXPENSE. Noninterest expense totaled $18,513,000 for 2004 compared with $17,387,000 for 2003, an increase of $1,126,000 or 6 percent. Salaries and employee benefits increased $871,000 or 9 percent in 2004 due to the additional employees of MWI, annual compensation adjustments, greater health insurance costs and increased other benefit costs. Net occupancy expense increased $348,000 or 12 percent in 2004 mainly due to higher depreciation expense on a new mainframe computer placed in service early in 2004 and also due to additional depreciation expense on new check-processing machines placed in service late in 2003. Professional fees were $148,000 or 21 percent higher in 2004 compared with 2003 primarily due to higher legal fees. Other operating expense declined $205,000 in 2004 reflecting reduced supplies and other miscellaneous expenses.

INCOME TAX EXPENSE. Income taxes decreased $189,000 in 2004 compared with 2003. The amount of income before tax was lower in 2004, thus decreasing income tax expense. The 2004 effective income tax as a percentage of income before tax was 34.6 percent, compared with 35.5 percent for 2003. The Company’s consolidated income tax rate varies from the statutory rate mainly due to tax-exempt income.

ANALYSIS OF FINANCIAL CONDITION

LOANS

The Company’s loan portfolio increased $34,583,000 or 9 percent to $433,437,000 on December 31, 2005 from $398,854,000 on December 31, 2004. Most of this increase was in the commercial, commercial real estate and residential real estate loan categories. A significant portion of the Company’s loan growth is attributable to the Waterloo/Cedar Falls, Iowa market that the Company entered through a bank acquisition in 2003. As of December 31, 2005, the Company’s loan to deposit ratio was 85.8 percent, compared with 84.0 percent at December 31, 2004.

The Company’s loan portfolio largely reflects the profile of the communities in which it operates. Total real estate loans (including 1-4 family residential, commercial, agricultural, construction, and multi-family real estate) were $293,363,000 as of December 31, 2005 compared with $264,522,000 as of December 31, 2004. Real estate loans of all types are the Company’s largest category of loans, comprising 67.7 percent of total loans at year-end 2005 and 66.3 percent at December 31, 2004. Commercial loans are the next largest category of loans at December 31, 2005, totaling approximately $72,248,000 or 16.7 percent of total loans compared with $70,104,000 at December 31, 2004. As a percentage of the Company’s total loans as of December 31, 2005, agricultural loans were 12.8 percent compared with 13.4 percent as of December 31, 2004. Agricultural loans totaled $55,471,000 on December 31, 2005 compared with $53,545,000 as of December 31, 2004. The remaining 2.8 percent of the portfolio as of December 31, 2005 consisted of $12,355,000 in consumer and other loans compared with $10,683,000 as of December 31, 2004.

The following table shows the composition of the Company’s loan portfolio as of the dates indicated. Total loans do not include the Company’s investment in loan pool participations.

	December 31,
	2005		2004		2003		2002		2001
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(dollars in thousands)
Agricultural	$55,471	12.8%	$53,545	13.4%	$56,036	14.9%	$38,004	12.4%	$41,084	12.7%
Commercial	72,248	16.7	70,104	17.6	60,532	16.0	39,324	12.9	40,180	12.5
Real estate:
1-4 family residences	130,605	30.1	132,702	33.3	132,801	35.2	133,850	43.7	138,900	43.0
5+ residential property	11,077	2.5	10,210	2.5	7,323	1.9	4,373	1.4	3,712	1.2
Agricultural	40,641	9.4	38,163	9.6	42,809	11.4	28,947	9.5	28,075	8.7
Construction	36,654	8.5	20,113	5.0	10,475	2.8	8,058	2.6	12,555	3.9
Commercial	74,386	17.2	63,334	15.9	56,360	14.9	41,622	13.6	39,884	12.4

Real estate total	293,363	67.7	264,522	66.3	249,768	66.2	216,850	70.8	223,126	69.2

Installment	12,355	2.8	10,464	2.6	10,415	2.8	11,517	3.8	17,854	5.5
Lease financing	—	—	219	0.1	266	0.1	329	0.1	437	0.1

Total loans (1)	$433,437	100.0%	$398,854	100.0%	$377,017	100.0%	$306,024	100.0%	$322,681	100.0%

Total assets	$676,332		$650,564		$623,306		$537,026		$545,160

Loans to total assets		64.1%		61.3%		60.5%		57.0%		59.2%

(1)	Total loans do not include the Company’s investments in loan pool participations.

The following table sets forth the remaining maturities for certain loan categories as of December 31, 2005.

	Due Within One Year	Due in One to Five Years	Due After Five Years	Total	Total for Loans Due After One Year Having:
					Fixed Rates	Variable Rates
	(in thousands)
Agricultural	$36,748	$14,809	$3,914	$55,471	$13,309	$5,414
Commercial	36,986	26,324	8,938	72,248	26,700	8,562
Real estate—construction	26,581	7,896	2,177	36,654	6,365	3,708

Total	$100,315	$49,029	$15,029	$164,373	$46,374	$17,684

INVESTMENT IN LOAN POOLS

The Company invests in pools of performing and nonperforming loans categorized as loan pool participations. These loan pool participations are purchased at a discount from the aggregate outstanding principal amount of the underlying loans. Income is derived from this investment in the form of interest collected and the repayment of principal in excess of the purchase cost which is herein referred to as “discount.”

At year-end 2005, the Company’s loan pool participations totaled $103,570,000 compared with $105,502,000 in 2004, a decrease of $1,932,000 or 2 percent. The average loan pool participation investment for 2005 was $100,808,000 compared with an average of $89,430,000 for 2004. The average balance of loan pool participations is affected by the ability of the Servicer to purchase loan pools, collection activity, and refinancing and settlements from borrowers. The ability of the Servicer to purchase pools of loans is influenced by the availability of pools from selling banks, competition from other buyers, liquidity of the Company and the interest rate environment. The Company is under no obligation to invest in pools of loans identified by the Servicer. Loan pool participation purchases made by the Company during 2005 totaled $51,058,000 compared with purchases of $61,511,000 in 2004. Approximately $28,821,000 or 56 percent of the loan pool purchases for 2005 were made in the fourth quarter of the year. Throughout 2005, loan pool participations represented 16.6 percent of average earning assets while in 2004 they represented 15.2 percent of average earning assets.

LOAN QUALITY

Total loans increased 9 percent during 2005 to $433,437,000 as of December 31, 2005. Non-performing assets as of December 31, 2005 totaled $5,825,000 or 1.34 percent of total loans. The year-end 2005 total of non-performing assets increased $2,769,000 or 91 percent when compared with the December 31, 2004 amount of $3,056,000 or .77 percent of total loans. The significant increase in non-performing assets was related to a convenience store/truck stop loan totaling $2,250,000 that was carried as other real estate in the process of foreclosure as of December 31, 2005. Subsequent to December 31, 2005 the property was acquired by another party. A new loan was made to the acquiror, thus returning the amount of the loan to performing status and reducing non-performing assets. Nonaccrual loans decreased $49,000 to a December 31, 2005 total of $1,522,000. Loans past due 90 days and over as of year-end 2005 totaled $1,671,000, an increase of $813,000 compared with the year-end 2004 total. Troubled debt restructurings were $159,000 on December 31, 2005 and $486,000 on December 31, 2004. Other real estate consists of real estate acquired by the Company through foreclosure. Other real estate increased $2,332,000 as a result of the truck stop/convenience store foreclosure to $2,473,000 as of December 31, 2005 from the December 31, 2004 total of $141,000. Efforts to further improve asset quality continue.

The following table provides information on the Company’s non-performing loans as of the dates indicated.

	December 31,
	2005	2004	2003	2002	2001
	(dollars in thousands)
90 days past due	$1,671	$858	$825	$1,401	$926
Restructured	159	486	567	206	—
Nonaccrual	1,522	1,571	1,737	1,038	2,559

Total non-performing loans	$3,352	$2,915	$3,129	$2,645	$3,485

Ratio of nonperforming loans to total loans	0.77%	0.73%	0.83%	0.86%	1.08%

The allowance for loan losses was $5,011,000 on December 31, 2005 and totaled $4,745,000 as of December 31, 2004. The allowance represented 1.16 percent of total loans at December 31, 2005 and 1.19 percent of loans on December 31, 2004. Additions to the allowance for the year were the result of growth in the commercial and commercial real estate loan portfolio. The allowance as a percentage of non-performing assets was 86.0 percent on December 31, 2005 and 155.3 percent on December 31, 2004. The allowance as a percentage of non-performing loans was 149.5 percent and 162.8 percent as of December 31, 2005 and 2004, respectively. Net loan charge-offs for 2005 were $202,000 or .05 percent of average loans compared with 2004 charge-offs of $970,000 or .25 percent of average loans. The allowance for loan losses is maintained at a level considered by management to be adequate to provide for loan losses inherent in the portfolio at the balance sheet date.

The following table sets forth loans charged-off and recovered by the type of loan and an analysis of the allowance for loan losses for the years indicated.

	Year ended December 31,
	2005	2004	2003	2002	2001
	(dollars in thousands)
Amount of loans outstanding at end of period (net of unearned interest) (1)	$433,437	$398,854	$377,017	$306,024	$322,681

Average amount of loans outstanding for the period (net of unearned interest)	$413,972	$391,131	$366,754	$313,041	$316,033

Allowance for loan losses at beginning of period	$4,745	$4,857	$3,967	$3,381	$2,933

Charge-offs:
Agricultural	67	333	65	43	1,130
Commercial	141	282	44	204	166
Real estate—mortgage	50	350	150	221	114
Installment	54	77	88	105	76
Lease financing	153	—	—	—	—

Total charge-offs	465	1,042	347	573	1,486

Recoveries:
Agricultural	160	18	5	42	3
Commercial	15	7	7	15	52
Real estate—mortgage	72	17	7	1	92
Installment	16	30	22	31	11
Lease financing	—	—	—	—	—

Total recoveries	263	72	41	89	158

Net loans charged off	202	970	306	484	1,328
Provision for loan losses	468	858	589	1,070	1,776
Allowance at date of acquisition	—	—	607	—	—

Allowance for loan losses at end of period	$5,011	$4,745	$4,857	$3,967	$3,381

Net loans charged off to average loans	0.05%	0.25%	0.08%	0.15%	0.42%
Allowance for loan losses to total loans at end of period	1.16%	1.19%	1.29%	1.30%	1.05%

(1)	Loans do not include, and the allowance for loan losses does not include, any allowance for investments in loan pool participations.

The Company has allocated the allowance for loan losses to provide for loan losses within the categories of loans set forth in the table below. The allocation of the allowance and the ratio of loans within each category to total loans as of the dates indicated are as follows:

	December 31,
	2005		2004		2003		2002		2001
	Allowance Amount	Percent of Loans to Total Loans	Allowance Amount	Percent of Loans to Total Loans	Allowance Amount	Percent of Loans to Total Loans	Allowance Amount	Percent of Loans to Total Loans	Allowance Amount	Percent of Loans to Total Loans
	(dollars in thousands)
Agricultural	$1,333	12.8%	$1,183	13.4%	$1,231	14.9%	$831	12.4%	$916	12.7%
Commercial	1,069	16.7	1,245	17.6	1,038	16.1	626	12.9	497	12.5
Real estate—mortgage	2,410	67.7	2,089	66.3	2,329	66.1	2,199	70.8	1,642	69.2
Installment	199	2.8	156	2.6	183	2.8	255	3.8	273	5.5
Lease financing	—	—	72	0.1	76	0.1	56	0.1	53	0.1

Total	$5,011	100.0%	$4,745	100.0%	$4,857	100.0%	$3,967	100.0%	$3,381	100.0%

In January 2006 the Company received the proceeds from the recovery of an agricultural loan that had been charged off in 2001 totaling $901,000. This amount was credited to the allowance for loan losses as a charge-off recovery in 2006. Management will evaluate loan loss provisions for 2006 in light of this recovery and anticipates adjusting the provision accordingly.

INVESTMENT SECURITIES

The Company manages its investment portfolio to provide both a source of liquidity and earnings. The portfolio largely consists of U.S. Government agency securities, corporate securities, mortgage-backed securities, and municipal bonds. Investment securities available for sale totaled $74,506,000 at December 31, 2005 compared to $87,795,000 at December 31, 2004. Available for sale securities balances were reduced to fund loan growth in 2005. Securities classified as held to maturity increased by $3,796,000 to a balance of $12,986,000 on December 31, 2005 as the Company increased its holding of municipal bonds during the year.

The following table sets forth certain information with respect to the book value of the Company’s investment portfolio as of December 31, 2005, 2004, and 2003.

	December 31,
	2005	2004	2003
	(in thousands)
Securities available for sale:
U.S. government agency securities	$31,039	$39,873	$48,203
Mortgage-backed securities	19,292	24,645	16,835
Obligations of states and political subdivisions	7,250	3,128	3,844
Corporate debt securities	11,182	14,143	26,333

Total debt securities	68,763	81,789	95,215
Federal Home Loan Bank stock	4,937	5,096	4,770
Equity securities	806	910	863

Total securities available for sale	74,506	87,795	100,848

Securities held to maturity:
Mortgage-backed securities	157	279	2,846
Obligations of states and political subdivisions	12,829	8,911	7,685
Corporate debt securities	—	—	65

Total securities held to maturity	12,986	9,190	10,596

Total investment securities	$87,492	$96,985	$111,444

The following table sets forth the contractual maturities of investment securities as of December 31, 2005, and the weighted average yields (for tax-exempt obligations on a fully tax-equivalent basis assuming as 34% tax rate) of such securities. As of December 31, 2005, the Company held no securities with a book value exceeding 10% of shareholders’ equity.

	Maturity
	Within One Year		After One but Within Five Years		After Five but Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
Securities available for sale:
U.S. government agency securities	$11,483	$3.21%	$19,556	3.67%	$—	—%	$—	—%
Mortgage-backed securities	—	—	12,258	3.88	7,034	4.24	—	—
Obligations of states and political subdivisions	1,088	4.91	2,371	5.37	2,146	5.21	1,645	5.73
Corporate debt securities	4,675	3.49	6,507	3.97	—	—	—	—

Total securities available for sale	17,246	3.39	40,692	3.88	9,180	4.47	1,645	5.73

Securities held to maturity:
Mortgage-backed securities	—	—	—	—	—	—	157	6.02
Obligations of states and political subdivisions	265	4.24	4,918	5.77	7,646	5.77	—	—

Total securities held to maturity	265	4.24	4,918	5.77	7,646	5.77	157	6.02

Total investment securities	$17,511	3.40%	$45,610	4.08%	$16,826	5.06%	$1,802	5.76%

GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill totaled $13,405,000 on December 31, 2005 compared to $13,156,000 as of December 31, 2004, with the increase due to the Cook acquisition. Goodwill is subject to testing for impairment on an annual basis in accordance with the provisions of FASB Statement No. 142. No impairment write-down of goodwill was recorded in 2005, 2004 or 2003. Other intangible assets increased to $1,417,000 as of December 31, 2005 as a result of the acquisition of Cook and the associated customer list. Amortization of intangible assets is recorded using an accelerated method based on the estimated life of the core deposit intangible and the estimated life of customer lists. Other intangible assets totaled $1,318,000 on December 31, 2004.

DEPOSITS

Total deposits were $505,245,000 on December 31, 2005 compared with $475,102,000 as of December 31, 2004, an increase of $30,143,000 or 6 percent. Deposit growth occurred mainly in the noninterest-bearing demand deposits and certificates of deposits. Balances of interest-bearing demand deposits, savings and money market deposit categories declined. As of December 31, 2005, certificates of deposit were the largest component of the Company’s deposit base representing approximately 54.3 percent of total deposits. This compares with 49.6 percent of total deposits on December 31, 2004. Savings and money market accounts were the next largest category at 22.8 percent, while interest-bearing demand deposits comprised 12.9 percent and noninterest-bearing demand deposits were 10.0 percent of total deposits at year-end. The Company does not utilize brokered deposits as a source of funds.

The following table sets forth the average amount of and the average rate paid on deposits by deposit category for the years indicated.

	Year ended December 31,
	2005		2004		2003
	Average Balance	Rate	Average Balance	Rate	Average Balance	Rate
	(dollars in thousands)
Non-interest bearing demand deposits	$44,762	—	$40,690	—	$35,151	—
Interest-bearing demand (NOW and money market)	67,591	0.47%	64,203	0.37%	56,194	0.32%
Savings deposits	119,850	1.40	124,106	1.07	115,042	1.16
Certificates of deposit	246,210	3.20	232,373	2.91	243,073	3.51

Total deposits	$478,413	2.07%	$461,372	1.81%	$449,460	2.23%

The following table summarizes certificates of deposit in amounts of $100,000 or more by time remaining until maturity as of December 31, 2005. These time deposits are made by individuals, corporations and public entities, all of which are located in the Company’s market area or are State of Iowa public funds.

December 31, 2005
(in thousands)
Three months or less	$16,448
Over three through six months	6,562
Over six months through one year	15,490
Over one year	19,971

Total	$58,471

FEDERAL HOME LOAN BANK ADVANCES

As of December 31, 2005, the Company’s subsidiaries had borrowed $83,100,000 in fixed-rate advances from the Federal Home Loan Bank of Des Moines. Advances from the Federal Home Loan Bank at year-end 2005 decreased $8,774,000 from 2004 as growth in deposits and proceeds from maturing securities were used to reduce the amount of advances. The Company utilizes Federal Home Loan Bank advances as an alternate source of funds to supplement deposits.

NOTES PAYABLE

As of December 31, 2005, the Company had $4,000,000 borrowed on a term note from Harris N.A. that matures November 30, 2006. The term note calls for a $500,000 principal payment on May 31, 2006, with a final payment of $3,500,000 due at maturity. The Company also had borrowed $2,100,000 on its revolving line of credit with the same unaffiliated bank. The Company maintains a revolving line arrangement that provides for a maximum line of $9,000,000 that matures on March 31, 2006. Management anticipates that this revolving line of credit will be renewed for a period of one year on substantially the same terms and conditions. Both of these credit facilities are priced on a variable basis at the national prime rate less .60 percent, with interest due quarterly. The Company had no material commitments for capital expenditures as of December 31, 2005.

LONG-TERM DEBT

On June 20, 2002, the Company obtained $10,310,000 in long-term subordinated debt from its participation in the issuance of a pooled trust preferred security. This security is a hybrid capital instrument that is included in Tier 1 capital for regulatory purposes, yet is non-dilutive to common shareholders and to return on equity. The trust preferred has a 30-year maturity, does not require any principal amortization and is callable in five years at par at the issuer’s option. The interest rate is variable based on the three month Libor rate plus 3.65 percent, with the interest payable quarterly.

The following table summarizes the outstanding amount of and the average rate on borrowed funds as of December 31, 2005, 2004 and 2003.

	December 31,
	2005		2004		2003
	Balance	Average Rate	Balance	Average Rate	Balance	Average Rate
	(dollars in thousands)
Long-term debt (1)	$10,310	7.80%	$10,310	5.72%	$10,310	4.80%
Notes payable (2)	6,100	6.65	9,700	4.95	9,000	3.20
Federal Home Loan Bank advances	83,100	4.58	91,874	4.39	78,944	4.62
Federal funds purchased	7,575	4.33	2,090	2.46	10,450	1.14

Total	$107,085	4.99%	$113,974	4.52%	$108,704	4.19%

(1)	On June 27, 2002, the Company obtained $10,310,000 in long-term subordinated debt from its participation in the issuance of a pooled trust preferred security. The trust preferred has a 30 year maturity, does not require any principal amortization and is callable after five years at par at the issuer’s option. The interest rate is variable based on the three month Libor rate plus 3.65 percent, with interest payable quarterly.
(2)	The notes payable balance at December 31, 2005, consists of $2,100,000 in advances on a revolving line of credit and $4,000,000 on a term note, both with Harris N.A. Both notes have a variable interest rate at 0.60 percent below the lender’s prime rate. Interest is payable quarterly. The revolving line of credit has a maximum limit of $9,000,000 and matures March 31, 2006. The term note calls for a payment of $500,000 on May 31, 2006 with a final payment of $3,500,000 due at maturity on November 30, 2006.

The maximum amount of borrowed funds outstanding at any month end for the years ended December 31, 2005, 2004 and 2003 were as follows:

	2005	2004	2003
	(in thousands)
Long-term debt	$10,310	$10,310	$10,310
Notes payable	10,900	10,700	9,173
Federal Home Loan Bank advances	90,890	91,874	78,945
Federal funds purchased	26,845	15,645	16,250

The following table sets forth the average amount of and the average rate paid on borrowed funds for the years ended December 31, 2005, 2004 and 2003.

	Year ended December 31,
	2005		2004		2003
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(dollars in thousands)
Long-term debt	$10,310	7.26%	$10,310	5.32%	$10,310	5.05%
Notes payable	9,998	5.83	10,108	4.23	7,725	3.38
Federal Home Loan Bank advances	85,327	4.61	82,250	4.83	70,631	5.49
Federal funds purchased	7,698	3.54	5,578	1.47	4,763	1.32

Total	$113,333	4.89%	$108,246	4.65%	$93,429	5.06%

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

The following table summarizes contractual obligations and other commitments as of December 31, 2005:

Payments due by Period:

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(Amounts in thousands)
Contractual obligations
Federal Home Loan Bank advances	$83,100	14,000	36,100	27,700	5,300
Long-term debt	14,310	4,000	0	0	10,310
Lines of credit	2,100	2,100	0	0	0

Total	$99,510	20,100	36,100	27,700	15,610

Amount of Commitment—Expiration by Period:

Commitments to lend	$79,755	79,755	0	0	0
Standby letters of credit	3,750	3,628	122	0	0

Total	$83,505	83,383	122	0	0

CAPITAL RESOURCES

As of December 31, 2005, total shareholders’ equity was $58,386,000. Total equity increased by $1,456,000 in 2005 from $56,930,000 at December 31, 2004 as a result of the retention of earnings, which was partially offset by the repurchase of the Company’s stock and unrealized losses arising during the year on securities available for sale. The Company repurchased shares on the open market in 2005 as authorized by a stock repurchase program adopted by the Board of Directors on April 29, 2005. The Board authorized the repurchase of up to $2,000,000 of the outstanding shares of the Company through October 31, 2005. During the period from May through September 2005, the Company repurchased 80,000 shares for $1,501,750, or an average of $18.77 per share. On October 20, 2005, the Board authorized management to repurchase up to $2,000,000 of the outstanding shares on the open market through April 30, 2006. During the period from October through December 2005, the Company repurchased 33,000 shares for $603,570, or an average of $18.29 per share. During the year 2005, the Company received 14,797 shares in exchange from the exercise of stock options previously granted. A total of 73,405 shares were reissued upon the exercise of stock options throughout 2005 and 4,393 shares were reissued from the treasury as part of the acquisition of Cook. A total of 3,701,387 shares were outstanding at December 31, 2005.

Shareholders’ equity as a percentage of total assets was 8.6 percent on December 31, 2005, versus 8.8 percent on December 31, 2004. Tangible shareholders’ equity was 6.3 percent at the end of 2005 compared with 6.7 percent at year-end 2004. Tangible equity is the ratio of shareholders’ equity less goodwill and intangible assets in proportion to total assets less goodwill and intangible assets.

The Company’s risk-based Tier 1 core capital ratio was 10.4 percent as of December 31, 2005, and the Total Capital ratio was 11.6 percent. Risk-based capital guidelines require the classification of assets and some off-balance-sheet items in terms of credit-risk exposure and the measuring of capital as a percentage of the risk-adjusted asset totals. Tier 1 core capital is the Company’s total common shareholders’ equity plus the $10,310,000 trust preferred security, reduced by goodwill. Total Capital adds the allowance for loan losses to the Tier 1 capital amount. As of December 31, 2004, the Company’s Tier 1 capital ratio was 10.9 percent, and the Total Capital ratio was 12.1 percent. They substantially exceeded the minimum regulatory requirements of 4.0 percent for Tier 1 capital and 8.0 percent for Total Capital. The Company’s Tier 1 Leverage ratio, which measures Tier 1 capital in relation to total assets, was 8.3 percent as of December 31, 2005 and 8.5 percent at December 31, 2004, exceeding the regulatory minimum requirement range of 3.0 percent to 5.0 percent.

The Company’s common stock closed the year 2005 at $17.77 per share, representing 1.13 times the December 31, 2005 book value per share of $15.77. The book value per share was $15.18 on December 31, 2004. Tangible book value per share was $11.77 on December 31, 2005 compared with $11.32 on December 31, 2004.

LIQUIDITY

Liquidity management involves the ability to meet the cash flow requirements of depositors and borrowers. Liquidity management is conducted by the Company on both a daily and long-term basis. The Company adjusts its investments in liquid assets based upon management’s assessment of expected loan demand, projected loan sales, expected deposit flows, yields available on interest-bearing deposits, and the objectives of its asset/liability management program. Excess liquidity is invested generally in short-term U.S. Government and agency securities, short-term state and political subdivision securities, and other investment securities.

Liquid assets of cash on hand, balances due from other banks, and federal funds sold are maintained to meet customer needs. The Company had liquid assets of $13,520,000 as of December 31, 2005, compared with $15,415,000 as of December 31, 2004. Investment securities classified as available for sale and securities and loans maturing within one year totaled $199,428,000 and $186,884,000 as of December 31, 2005 and 2004, respectively. Assets maturing within one year, combined with liquid assets, were 42.1 percent at December 31, 2005 and 42.6 percent at December 31, 2004 of total deposits as of the same dates.

The Company’s principal sources of funds are deposits, advances from the Federal Home Loan Bank, principal repayments on loans, proceeds from the sale of loans, principal recoveries on loan pool participations, proceeds from the maturity and sale of investment securities, its commercial bank line of credit, and funds provided by operations. While scheduled loan amortization and maturing interest-bearing deposits are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by economic conditions, the general level of interest rates, and competition. Principal recoveries on loan pool participations are also influenced by economic conditions and to a lesser extent, the interest rate environment. The Company utilizes particular sources of funds based on comparative costs and availability. This includes fixed-rate advances from the Federal Home Loan Bank that were obtained at a more favorable cost than deposits. The Company generally manages the pricing of its deposits to maintain a steady deposit base but has from time to time decided not to pay rates on deposits as high as its competition.

Net cash provided by operations is another major source of liquidity. The net cash provided by operating activities was $6,161,000 in 2005. This trend of strong cash from operations is expected to continue into the foreseeable future.

The Company anticipates that it will have sufficient funds available to fund its loan commitments. As of December 31, 2005, the Company had outstanding commitments to extend credit of $79,755,000 and had commitments to sell loans of $433,000. Certificates of deposit maturing in one year or less totaled $142,060,000 as of December 31, 2005. Management believes that a significant portion of these deposits will remain with the Company.

The declaration of dividends are subject to, among other things, the Company’s financial condition and results of operations, the Bank’s compliance with regulatory capital requirements, tax considerations, industry standards, economic conditions, regulatory restrictions, general business practices and other factors. Refer to Note 19 of the Notes to Consolidated Financial Statements for information on regulatory limitations on dividends from the Bank to the Company and additional information on dividends. The payment of dividends is dependent upon the Company having adequate cash or other assets that can be converted into cash to pay dividends to its stockholders. The Company does not anticipate a liquidity problem in 2006 relating to the payment of dividends.

The Company was not in compliance with two covenants of its loan agreement with Harris, N. A. as of September 30, 2005. This was due to the level of nonperforming assets exceeding 15 percent of capital as of that date at three of the subsidiary banks and due to the Company not obtaining a required consolidated return on assets of .90 percent for the preceding twelve months. A waiver for the noncompliance with the two covenants of the loan agreement was obtained from Harris, N. A. for September 30, 2005. The waiver also allowed nonperforming assets as of December 31, 2005 to increase to 20 percent of capital for the individual subsidiary banks. The Company was in compliance with the nonperforming assets level as modified by the waiver and with all other original covenants of the loan agreement (including return on assets) as of December 31, 2005. The waiver provides that the original loan agreement covenants will apply to the quarter ending March 31, 2006. Given the resolution of a large nonperforming asset in the first quarter of 2006, management anticipates that the Company will be in compliance with all loan agreement covenants in 2006.

The Company continues to seek acquisition opportunities that would strengthen its presence in current and new market areas. There are currently no pending acquisitions that would require the Company to secure capital from public or private markets.

ASSET-LIABILITY MANAGEMENT

The Company’s strategy with respect to asset-liability management is to maximize net interest income while limiting exposure to risks associated with volatile interest rates. This strategy is implemented by the Bank’s asset-liability committee that takes action based upon its analysis of expected changes in the composition and volumes of the balance sheet and the fluctuations in market interest rates. One of the measures of interest-rate sensitivity is the gap ratio. This ratio indicates the amount of interest-earning assets repricing within a given period in comparison to the amount of interest-bearing liabilities repricing within the same period of time. A gap ratio of 1.0 indicates a matched position, in which case the effect on net interest income due to interest rate movements will be minimal. A gap ratio of less than 1.0 indicates that more liabilities than assets reprice within the time period and a ratio greater than 1.0 indicates that more assets reprice than liabilities.

As of December 31, 2005, the Company’s cumulative gap ratios for assets and liabilities repricing within three months and within one year were ..44 and .68, respectively, meaning more liabilities than assets are repriceable within these periods. The gap position is largely the result of classifying interest-bearing demand deposit accounts, money market accounts, and savings accounts as immediately repriceable. Historically, the Company has not repriced these accounts as frequently or as quickly as it adjusts the rates on new and renewing certificates of deposit. Loan pool participations are repriced over a three-year period based on the historical average for return of pool investment.

The following table sets forth the scheduled repricing or maturity of the Company’s consolidated assets and liabilities as of December 31, 2005, based on the assumptions described below. The effect of these assumptions is to quantify the dollar amount of items that are interest rate sensitive and can be repriced within each of the periods specified. The table does not necessarily indicate the impact of general interest rate movements on the Company’s interest margin because the repricing of certain categories of assets and liabilities is subject to competitive and other pressures beyond the Company’s control. As a result, certain assets and liabilities indicated as maturing or otherwise repricing within a stated period may, in fact, mature or reprice at different times and at different volumes.

	Three Months or Less	Over Three Months to One Year	One to Three Years	Three Years or More	Total
	(dollars in thousands)
Interest earning assets:
Loans	$92,286	$94,989	$100,422	$145,740	$433,437
Loan pool participations	8,631	25,892	69,047	—	103,570
Interest-bearing deposits in banks	417	—	—	—	417
Investment securities:
Available for sale	6,658	17,785	25,803	24,260	74,506
Held to maturity	140	116	1,961	10,769	12,986

Total interest earning assets	108,132	138,782	197,233	180,769	624,916

Interest-bearing liabilities:
Now accounts	65,435	—	—	—	65,435
Savings deposits	115,218	—	—	—	115,218
Certificates of deposit	41,975	100,085	109,604	22,619	274,283
Federal funds purchased	7,575	—	—	—	7,575
Federal Home Loan Bank advances	1,000	13,000	36,100	33,000	83,100
Notes payable	6,100	—	—	—	6,100
Long-term debt	10,310	—	—	—	10,310

Total interest-bearing liabilities	247,613	113,085	145,704	55,619	562,021

Interest sensitivity gap per period	$(139,481)	$25,697	$51,529	$125,150

Cumulative interest sensitivity gap	$(139,481)	$(113,784)	$(62,255)	$62,895

Interest sensitivity gap ratio	0.44%	1.23%	1.35%	3.25%
Cumulative interest sensitivity gap ratio	0.44%	0.68%	0.88%	1.11%

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

FUTURE PROSPECTS

Inflation can have a significant effect on the operating results of all industries. Management believes that inflation does not affect the banking industry as much as it does other industries with a high proportion of fixed assets and inventory. Inflation does, however, have an impact on the growth of total assets and the need to maintain a proper level of shareholders’ capital.

Interest rates are significantly affected by inflation. It is difficult to assess the impact rate changes have since neither the timing nor the magnitude of changes in the various inflation indices coincides with changes in interest rates. There is, of course, an impact on longer-term earning assets; however, this effect continues to diminish as investment maturities are shortened and interest-earning assets and interest-bearing liabilities shift from fixed-rate long-term to rate-sensitive short-term.

During 2005 the national inflation rate increased as the economy continued to grow. The Federal Reserve continued to move interest rates upward with increases in the fed funds rate that served to increase the prime rate to 7.25 percent as of December 31, 2005, compared to 5.25 percent as of December 31, 2004. Management of the Company believes that the 2006 rate of inflation will increase somewhat and that interest rates will continue to increase in the first half of the year. The Federal Reserve’s target rate for fed funds is forecast to move upward .50 to .75 percent by mid-2006. The Company is in a negative gap position with a greater amount of interest-bearing liabilities repriceable compared to repriceable interest-earning assets. If interest rates do increase, the Company’s net interest margin may contract as interest expense may increase faster than interest income. Management continues to focus on managing the net interest margin in 2006.

Management anticipates that in 2006 they will continue to focus on growing the Company through increased deposits. Growth in the loan portfolio will remain a priority. On January 23, 2006, the Bank opened a new branch facility in Davenport, Iowa. The new branch is located in the downtown business district of the community and is viewed as a temporary location until a more suitable permanent facility can be constructed. The Quad Cities area was selected for the branch expansion as it is a growing market in proximity to the Company’s existing locations.

Opportunities to acquire additional loan pool participation investments will continue. Bids on pool participations during the year will take into account the availability of funds to invest, the market for such pools in terms of price and availability, and the potential return on the pools relative to risk.

CRITICAL ACCOUNTING POLICIES

The Company has identified two critical accounting policies and practices relative to the financial condition and results of operation. These two accounting policies relate to the allowance for loan losses and to loan pool accounting.

Critical Accounting Policies

The allowance for loan losses represents management’s estimate of the probable credit losses inherent in the loan portfolio. These potential losses could be either identified or unidentified. The accuracy of this estimate could have a material impact on the Company’s earnings. To the extent actual outcomes differ from management estimates, additional provision for loan losses could be required that could adversely affect earnings or financial position in future periods.

The loan portfolio represents the largest asset type on the consolidated balance sheet. Loan losses are charges off against the allowance, while recoveries of amounts previously charged off are credited to the allowance. A provision for loan losses is charged to operations based on management’s periodic evaluation of various factors.

Estimating the amount of the allowance for loan losses requires significant judgment and the use of estimates related to the amount and timing of potential losses. In evaluating the portfolio, management takes into consideration numerous factors; some are quantitative while others require qualitative judgment. These factors include: current economic conditions and tends, historical loan loss experience, the composition of the loan portfolio including mix and loan type, loan collateral values, loan classification, loan delinquencies, specific impaired loans and estimated probable credit losses. Nonperforming, classified and large loans are specifically reviewed for impairment and the allowance is allocated on a loan by loan basis as deemed necessary. Loans not specifically allocated and homogenous loans are grouped into categories to which a loss percentage, based on historical experience, is allocated.

The adequacy of the allowance for loan losses is monitored on an on-going basis by the loan review officer, senior management and the Bank’s board of directors. In addition, the various regulatory agencies that examine the Bank periodically review the allowance for loan losses. These agencies may require the Company to make additional provisions to the allowance based upon their judgment about information available to them at the time of their examinations.

There can be no assurances that the allowance for loan losses will be adequate to cover all loan losses, but management believes that the allowance for loan losses was adequate as of December 31, 2005.

The loan pool accounting practice is also considered a critical accounting policy by the Company. The loan pool accounting practice relates to management’s opinion that the investment amount reflected on the Company’s financial statements does not exceed the estimated net realizable value of the fair value of the underlying collateral securing the purchased loans. In evaluating the purchased loan portfolio, management takes into account many of the same factors that are considered relative to the adequacy of the Company’s allowance for loan losses. In addition to the aforementioned factors, consideration is also given to the borrower’s current financial situation, underlying collateral values, historical collection experience and the borrower’s repayment history. The procedures employed to evaluate the fair value of the loan pool assets are essentially similar to those employed in evaluating the adequacy of the allowance for loan losses with an estimate of potential loss based on impairment by homogeneous and non-homogeneous loans.

The evaluation of the net realizable value of the purchased loans is performed by the Company’s loan review officer and monitored by the senior management and the Bank’s board of directors. Impairment of the net realizable value is recognized as a write-down in the basis of the asset and reflected as a reduction in the interest and discount income. To the extent that the net realizable value of the loan pools is impaired, the Company’s yield on the loan pools would be reduced. Management believes that as of December 31, 2005, the net realizable value of the loan pool investment exceeds the carrying amount reflected on the Company’s books.

IMPACT OF THE SARBANES-OXLEY ACT OF 2002

The Sarbanes-Oxley Act was signed into law on July 30, 2002. The Act aimed to correct what were perceived as structural weaknesses affecting the capital markets, which may have contributed to massive losses such as those experienced by the stockholders of Enron and WorldCom. These structural weaknesses were revealed by substantial misstatements in the financial statements of these companies, the apparent failure of boards of directors and public accountants to detect and correct these errors on a timely basis, and the apparent failures of stock analysts to detect weaknesses in financial information. The Act aimed to increase the reliability of financial information by placing corporate executives under considerable pressure to make sure financial information is correct. This included a requirement for the CEO and CFO to certify reports submitted to the SEC and to report on the effectiveness of internal control. The Act strengthened the power and independence of corporate audit committees by requiring the committee to take charge of hiring, overseeing, and compensating the Company’s auditor and requiring that the audit committee members be independent of the Company. Auditors now report directly to the audit committee. The Act also limited the non-audit services that the Company’s audit firm may provide and required that any allowable non-audit services must be pre-approved by the audit committee. The Act added more disclosure to be included in financial reports filed with the SEC. It added new sanctions and increases the severity of a number of civil and criminal penalties related to securities law violations, in addition to severe penalties for certification of faulty financial statements. Additionally, the Act placed a number of restrictions on the activities of securities firms and their employees that are supposed to isolate security analysts from pressures that may compromise the objectivity of their reports.

The implementation deadlines for Section 404 of the Sarbanes-Oxley Act of 2002 continue to evolve. Section 404 requires that management of the Company assess the effectiveness of the Company’s internal control over financial reporting as of the end of the fiscal year, and to include in the Company’s annual report to shareholders management’s conclusion, as a result of that assessment, about whether the Company’s internal controls are effective. Additionally, the Company’s external auditors are required under Section 404 to evaluate and attest to management’s assessment. Under the definitions of Sarbanes-Oxley, the Company is a “non-accelerated filer” since it has “public float” of less than $75,000,000. “Public float” for this purpose is the market value of the Company’s outstanding common equity held by non-affiliates as of the end of its second fiscal quarter. For the Company, this is the quarter ended June 30th. In September 2005, the SEC revised the compliance deadline for non-accelerated filers to the first fiscal year ending on or after July 15, 2007. The SEC continues to evaluate the compliance and reporting guidelines for non-accelerated filers.

Management of the Company and the Company’s audit committee are working together to insure that the financial information reported by the Company is correct and reliable, that the required evaluation of internal controls takes place, and that certification by management is performed. During the year 2005, the Company began utilizing the services of an outside consultant to assist management in the evaluation of the adequacy of its internal control structures and procedures for financial reporting.

On February 26, 2006, the SEC Advisory Committee on Smaller Public Companies issued a request for comment on an exposure draft that recommends changes to the requirements of Sarbanes-Oxley as it relates to the small companies. If the recommended changes were adopted by the SEC, small publicly held companies with market capital of less than $125 million and revenues no greater than $125 million would be exempted from the management assessment of internal controls requirement under Section 404 of Sarbanes-Oxley. Given the Company’s market capital level and revenue, it would thus be potentially exempt from the requirements of Section 404. Comments on the exposure draft are due by April 3, 2006, with final submission of the report to the SEC anticipated later in the month of April 2006.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of earnings volatility that results from adverse changes in interest rates and market prices. The Company’s market risk is comprised primarily of interest rate risk arising from its core banking activities of lending and deposit taking. Interest rate risk is the risk that changes in market interest rates may adversely affect the Company’s net interest income. Management continually develops and applies strategies to mitigate this risk. Management does not believe that the Company’s primary market risk exposures and how those exposures were managed in 2005 changed when compared to 2004.

The Company uses a third-party computer software simulation modeling program to measure its exposure to potential interest rate changes. For various assumed hypothetical changes in market interest rates, numerous other assumptions are made such as prepayment speeds on loans and securities backed by mortgages, the slope of the Treasury yield curve, the rates and volumes of the Company’s deposits, and the rates and volumes of the Company’s loans. This analysis measures the estimated change in net interest income in the event of hypothetical changes in interest rates. The following table presents the Company’s projected changes in net interest income for the various rate shock levels at December 31, 2005.

	$ Change	% Change
+200 bp	$(257,000)	-0.99%
+100 bp	(126,000)	-0.49
Base	0	0.00
-100 bp	(269,000)	-1.04
-200 bp	(836,000)	-3.23

As shown above, at December 31, 2005, the effect of a ramped 200 basis point increase in interest rates would decrease the Company’s net interest income by approximately $257,000. The effect of a ramped 200 basis point decrease in rates would decrease the Company’s net interest income by approximately $836,000. An increase in interest rates would cause more of the Company’s interest-bearing liabilities to reprice than interest-earning assets, thus reducing net interest income. As the rate on many of the interest-bearing liabilities could not be decreased by another 200 basis points, any additional reductions in market interest rates could reduce the Company’s net interest income as rates on repriceable assets are reduced while rates on liabilities cannot be lowered proportionally.

Computations of the prospective effects of hypothetical interest rate changes are based on numerous assumptions. Actual values may differ from those projections set forth above. Further, the computations do not contemplate any actions the Company may undertake in response to changes in interest rates.

Item 8.  Financial Statements and Supplementary Data

See Consolidated Financial Statements on pages F-1 through F-29.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Within the two most recent fiscal years or any subsequent interim period, there have been no changes in or disagreements with accountants of the Company.

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

PART III

Item 10.  Directors and Executive Officers of the Registrant

Information regarding directors of the Company is included in the Company’s Proxy Statement for its 2006 Annual Meeting of Shareholders (“Proxy Statement”) under the heading “Election of Directors.” Information regarding the executive officers of the Company is included under the heading “Executive Officers” in the Company’s Proxy Statement. The definitive Proxy Statement of MidWestOne Financial Group, Inc. is incorporated herein by reference. Also incorporated herein by reference from the definitive Proxy Statement is the information pertaining to Section 16(a) Beneficial Ownership Reporting Compliance.

The Company has adopted a code of ethics which applies to all directors, officers and employees, including the chairman, president and chief executive officer, chief financial officer and controller. The chairman, president and chief executive officer, chief financial officer and controller have each signed such code of ethics and agreed to be bound by same. A copy of the code of ethics was filed as Exhibit 14 to the Company’s Form 10-K for the year ended December 31, 2004.

Item 11.  Executive Compensation

Information regarding compensation of executive officers and directors is included in the Company’s Proxy Statement under the headings “Executive Compensation” and “Directors’ Compensation.” The definitive proxy statement of MidWestOne Financial Group, Inc. is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Information regarding security ownership of certain beneficial owners and management is included in the Company’s Proxy Statement under the heading “Ownership of Securities by Certain Beneficial Owners.” The definitive Proxy Statement of MidWestOne Financial Group, Inc. is incorporated herein by reference. Reference is also made to Item 5 hereof, pertaining to the issuance of shares of the Company pursuant to the Stock Incentive Plan approved by the shareholders.

Item 13.  Certain Relationships and Related Transactions

Information regarding certain relationships and related transactions are included in the Company’s Proxy Statement under the heading “Loans to Officers and Directors and Other Transactions with Officers and Directors.” The definitive Proxy Statement of MidWestOne Financial Group, Inc. is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

Fees billed for the last two fiscal years for services provided by the principal accountant for audit fees, audit-related fees, tax fees and all other fees are presented under the heading “Independent Public Accountants” of the Company’s definitive Proxy Statement. The definitive Proxy Statement of MidWestOne Financial Group, Inc. is incorporated herein by reference.

The Audit Committee pre-approved the fees for the audit, audit-related and tax services provided by the principal accountant for the years 2005 and 2004.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

The following exhibits and financial statement schedules are filed as part of this report:

(a)	1.	Financial Statements: See pages F-1 through F-29 of this document.

	2.	Exhibits (not covered by independent auditors’ report).

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

	Exhibit 10.5

	Second Amended and Restated Credit Agreement dated November 30, 2003 between MidWestOne Financial Group, Inc. and Harris Trust and Savings Bank (n/k/a Harris N.A.). This Second Amended and Restated Credit Agreement is incorporated herein by reference to the Form 10-K Annual Report filed by MidWestOne Financial Group, Inc. for the year ended December 31, 2003.

Exhibit 10.5.1

Second Amendment to the Second Amended and Restated Credit Agreement dated November 30, 2004 between MidWestOne Financial Group, Inc. and Harris Trust and Savings Bank (n/k/a Harris N.A). This Second Amendment is incorporated herein by reference to the Form 10-Q Quarterly Report filed by MidWestOne Financial Group, Inc. for the quarter ended June 30, 2005.

Exhibit 11

Computation of Per Share Earnings

Exhibit 13

The Annual Report to Shareholders of MidWestOne Financial Group, Inc. for the 2005 calendar year.

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

The Company will furnish to any shareholder upon request and upon payment of a fee of $.50 per page, a copy of any exhibit. Requests for copies should be directed to David A. Meinert, Executive Vice President and Chief Financial Officer, MidWestOne Financial Group, Inc., P.O. Box 1104, Oskaloosa, Iowa 52577-1104.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIDWESTONE FINANCIAL GROUP, INC.
(Registrant)

By:	/s/ CHARLES S. HOWARD
Charles S. Howard
Chairman, President, Chief Executive Officer and Director

March 16, 2006

By:	/s/ DAVID A. MEINERT
David A. Meinert
Executive Vice President, Chief Financial Officer and Director

March 16, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ RICHARD R. DONOHUE Richard R. Donohue	Director	March 16, 2006 Date

By:	/s/ CHARLES S. HOWARD Charles S. Howard	Director, Chairman of the Board, President and Chief Executive Officer	March 16, 2006 Date

By:	/s/ BARBARA J. KNIFF Barbara J. Kniff	Director	March 16, 2006 Date

By:	/s/ DAVID A. MEINERT David A. Meinert	Director, Executive Vice President and Chief Financial Officer (Principal Accounting Officer)	March 16, 2006 Date

By:	/s/ JOHN P. POTHOVEN John P. Pothoven	Director	March 16, 2006 Date

By:	/s/ JAMES G. WAKE James G. Wake	Director	March 16, 2006 Date

By:	/s/ MICHAEL R. WELTER Michael R. Welter	Director	March 16, 2006 Date

By:	/s/ EDWARD C. WHITHAM Edward C. Whitham	Director	March 16, 2006 Date

Consolidated Balance Sheets

	December 31
	2005	2004
	(in thousands)
Assets:
Cash and due from banks	$13,103	14,117
Interest-bearing deposits in banks	417	368
Federal funds sold	—	930

Cash and cash equivalents	13,520	15,415

Investment securities (notes 2 and 10):
Available for sale, at fair value	74,506	87,795
Held to maturity (fair value of $12,925 in 2005 and $9,486 in 2004)	12,986	9,190
Loans, net of unearned discount (notes 3,5, and 10)	433,437	398,854
Allowance for loan losses (note 4)	(5,011)	(4,745)

Net loans	428,426	394,109

Loan pool participations (note 6)	103,570	105,502
Premises and equipment, net (note 7)	10,815	10,492
Accrued interest receivable	5,334	4,573
Goodwill (note 8)	13,405	13,156
Other intangible assets (note 8)	1,417	1,318
Cash surrender value life insurance	7,523	7,190
Other real estate owned	2,473	141
Other assets	2,357	1,683

Total assets	$676,332	650,564

Liabilities and Shareholders’ Equity:
Deposits (notes 2 and 9):
Demand	$50,309	46,016
Interest-bearing checking	65,435	67,993
Savings	115,218	125,247
Certificates of deposit	274,283	235,846

Total deposits	505,245	475,102
Federal funds purchased	7,575	2,090
Federal Home Loan Bank advances (note 10)	83,100	91,874
Note payable (note 11)	6,100	9,700
Long-term debt (note 12)	10,310	10,310
Accrued interest payable	1,672	1,076
Other liabilities	3,944	3,482

Total liabilities	617,946	593,634

Shareholders’ equity:
Common stock, $5 par value; authorized 20,000,000 shares; issued 4,912,849 shares as of December 31, 2005 and 2004	24,564	24,564
Capital surplus	12,886	12,956
Treasury stock at cost, 1,211,462 and 1,161,463 shares as of December 31, 2005 and 2004, respectively	(16,951)	(15,640)
Retained earnings (note 19)	38,630	35,085
Accumulated other comprehensive loss	(743)	(35)

Total shareholders’ equity	58,386	56,930

Total liabilities and shareholders’ equity	$676,332	650,564

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income

	Year ended December 31
	2005	2004	2003
	(in thousands, except per share amounts)
Interest income:
Interest and fees on loans	$26,518	23,885	23,894
Interest income and discount on loan pool participations	10,222	9,395	8,985
Interest on bank deposits	9	4	10
Interest on federal funds sold	13	50	27
Interest on investment securities:
Available for sale	2,829	3,589	3,916
Held to maturity	489	449	746

Total interest income	40,080	37,372	37,578

Interest expense:
Interest on deposits (note 9):
Interest-bearing checking	321	239	181
Savings	1,677	1,328	1,334
Certificates of deposit	7,891	6,770	8,527
Interest on federal funds purchased	272	82	63
Interest on Federal Home Loan Bank advances	3,933	3,975	3,880
Interest on note payable	583	428	262
Interest on long-term debt	749	548	520

Total interest expense	15,426	13,370	14,767

Net interest income	24,654	24,002	22,811
Provision for loan losses (note 4)	468	858	589

Net interest income after provision for loan losses	24,186	23,144	22,222

Noninterest income:
Deposit service charges	1,588	1,611	1,572
Other customer service charges and fees	721	681	607
Brokerage commissions	564	326	161
Insurance commissions	218	85	79
Data processing income	203	209	242
Mortgage origination fees	443	455	721
Other operating income	663	683	801
Gains on sale of available for sale securities (note 2)	28	226	175

Total noninterest income	4,428	4,276	4,358

Noninterest expense:
Salaries and employee benefits expense (note 16)	10,830	10,539	9,668
Net occupancy expense	3,468	3,222	2,874
Professional fees	975	854	706
Data processing expense	451	447	434
Other intangible asset amortization (note 8)	305	308	344
Other operating expense	3,386	3,143	3,361

Total noninterest expense	19,415	18,513	17,387

Income before income tax expense	9,199	8,907	9,193
Income tax expense (note 14)	3,111	3,078	3,267

Net income	$6,088	5,829	5,926

Net income per share—basic	$1.63	$1.54	$1.54

Net income per share—diluted	$1.59	$1.50	$1.50

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income

	Common Stock	Capital Surplus	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(in thousands, except share data)
Balance at December 31, 2002	$24,564	12,942	(11,963)	28,375	1,780	55,698

Comprehensive income:
Net income	—	—	—	5,926	—	5,926
Unrealized losses arising during the year on securities available for sale	—	—	—	—	(310)	(310)
Less realized gains on securities available for sale, net of tax	—	—	—	—	(109)	(109)

Total comprehensive income	—	—	—	5,926	(419)	5,507

Dividends paid ($.64 per share)	—	—	—	(2,469)	—	(2,469)
Stock options exercised (27,800 shares)	—	(49)	350	—	—	301
Treasury stock purchased (175,600 shares)	—	—	(2,976)	—	—	(2,976)
ESOP shares allocated	—	83	—	—	—	83

Balance at December 31, 2003	24,564	12,976	(14,589)	31,832	1,361	56,144

Comprehensive income:
Net income	—	—	—	5,829	—	5,829
Unrealized losses arising during the year on securities available for sale	—	—	—	—	(1,256)	(1,256)
Less realized gains on securities available for sale, net of tax	—	—	—	—	(140)	(140)

Total comprehensive income	—	—	—	5,829	(1,396)	4,433

Dividends paid ($.68 per share)	—	—	—	(2,576)	—	(2,576)
Treasury stock reissued for the purchase of KCI (6,601 shares)	—	27	88	—	—	115
Stock options exercised (77,456 shares)	—	(129)	1,005	—	—	876
Treasury stock purchased (115,379 shares)	—	—	(2,144)	—	—	(2,144)
ESOP shares allocated	—	82	—	—	—	82

Balance at December 31, 2004	24,564	12,956	(15,640)	35,085	(35)	56,930

Comprehensive income:
Net income	—	—	—	6,088	—	6,088
Unrealized losses arising during the year on securities available for sale	—	—	—	—	(687)	(687)
Less realized gains on securities available for sale, net of tax	—	—	—	—	(21)	(21)

Total comprehensive income	—	—	—	6,088	(708)	5,380

Dividends paid ($.68 per share)	—	—	—	(2,543)	—	(2,543)
Treasury stock reissued for the purchase of Cook (4,393 shares)	—	21	61	—	—	82
Stock options exercised (73,405 shares)	—	(160)	1,002	—	—	842
Treasury stock purchased (127,797 shares)	—	—	(2,374)	—	—	(2,374)
ESOP shares allocated	—	69	—	—	—	69

Balance at December 31, 2005	$24,564	12,886	(16,951)	38,630	(743)	58,386

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

	Year ended December 31
	2005	2004	2003
	(in thousands)
Cash flows from operating activities:
Net income	$6,088	5,829	5,926
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,084	2,213	1,867
Provision for loan losses	468	858	589
Gain on sale of available for sale securities	(28)	(226)	(175)
(Gain)/loss on sale of other assets	—	(106)	8
Loss on sale of premises and equipment	13	33	—
Amortization of investment securities and loan premiums	681	782	986
Accretion of investment securities and loan discounts	(86)	(93)	(173)
Deferred tax benefit	(352)	(567)	(577)
(Increase) decrease in other assets	(3,849)	(1,570)	979
Increase (decrease) in other liabilities	1,142	58	(26)

Total adjustments	73	1,382	3,478

Net cash provided by operating activities	6,161	7,211	9,404

Cash flows from investing activities:
Investment securities available for sale:
Proceeds from sales	5,113	17,835	18,594
Proceeds from maturities	26,024	20,447	8,942
Purchases	(19,492)	(29,376)	(38,147)
Investment securities held to maturity:
Proceeds from maturities	973	4,752	7,912
Purchases	(4,806)	(1,739)	(1,755)
Net increase in loans	(34,797)	(22,864)	(10,327)
Purchases of loan pool participations	(51,058)	(61,511)	(47,374)
Principal recovery on sale of loan pool participations	12,387	3,931	113
Principal recovery on loan pool participations	40,603	41,137	40,543
Purchases of premises and equipment	(2,236)	(1,798)	(2,353)
Proceeds from sale of premises and equipment	197	7	54
Net cash and cash equivalents received in acquisition	—	—	2,523
Cash paid for the purchase of KCI	—	(450)	—
Cash paid for the purchase of Cook	(136)	—	—

Net cash used in investing activities	(27,228)	(29,629)	(21,275)

Cash flows from financing activities:
Net increase (decrease) in deposits	30,143	21,977	(5,361)
Net increase (decrease) in federal funds purchased	5,485	(8,360)	8,950
Federal Home Loan Bank advances	15,000	21,000	49,200
Repayment of Federal Home Loan Bank advances	(23,850)	(8,262)	(43,697)
Advances on note payable	2,600	2,200	9,500
Principal payments on note payable	(6,200)	(1,500)	(3,173)
Dividends paid	(2,543)	(2,576)	(2,469)
Purchases of treasury stock	(2,374)	(2,144)	(2,976)
Proceeds from stock options exercised	842	876	301
ESOP shares allocated	69	82	83

Net cash provided by financing activities	19,172	23,293	10,358

Net (decrease) increase in cash and cash equivalents	(1,895)	875	(1,513)
Cash and cash equivalents at beginning of year	15,415	14,540	16,053

Cash and cash equivalents at end of year	$13,520	15,415	14,540

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$14,830	13,493	15,202

Income taxes	$3,300	3,766	3,520

Acquisitions:
Treasury stock reissued for the purchase of KCI	$—	115	—

Treasury stock reissued for the purchase of Cook	$82	—	—

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

December 31, 2005, 2004, and 2003

1.  Summary of Significant Accounting Policies

Nature of Operations

The Bank engages in retail and commercial banking and related financial services, providing the usual products and services such as deposits, commercial, agricultural real estate, and consumer loans, and trust services. The Company also provides data processing services to affiliated and non-affiliated banks.

Since 1988, the Company, either directly or through the Bank, has invested in loan pool participations that have been purchased by certain non-affiliated independent service corporations (collectively, the “Servicer”) from other financial institutions, the Federal Deposit Insurance Corporation (“FDIC”), or other sources. These loan pool investments are comprised of packages of loans previously made by financial institutions, which often include distressed or nonperforming loans, that have been sold at prices reflecting various discounts from the aggregate outstanding principal amount of the underlying loans depending on the credit quality of the portfolio. The Servicer collects and remits these amounts, less servicing fees, to the participants.

Principles of Consolidation

The accounting and reporting policies of MidWestOne Financial Group, Inc. and subsidiaries (the Company) conform to U.S. generally accepted accounting principles and to general practices within the banking industry. The consolidated financial statements of the Company include its 100 percent owned subsidiaries, MidWestOne Bank & Trust, Central Valley Bank, Pella State Bank, MidWestOne Bank, MidWestOne Investment Services, Inc., Cook and Son Agency, Inc., and MIC Financial, Inc. All material intercompany transactions have been eliminated in consolidation.

Acquisition of Securities Brokerage Company

On July 30, 2004, the Company completed its acquisition of Koogler Company of Iowa (“KCI”), a sole proprietorship, which was a broker and registered investment advisor. The acquisition was a purchase transaction with the Company acquiring KCI’s book of business in exchange for $450,000 in cash and 6,601 shares of the Company’s stock with a fair market value of $115,000. Contemporaneously with this acquisition, the Company formed a new wholly-owned subsidiary called MidWestOne Investment Services, Inc. to provide investment advisory and brokerage services throughout the banking offices of the Company utilizing the expertise of Mr. Koogler and his staff.

Acquisition of Insurance Agency

The Company acquired all the outstanding shares of Cook & Son Agency, Inc. (“Cook”) on September 1, 2005, with Cook becoming a wholly-owned subsidiary of the Company. Cook is a full-service property and casualty insurance agency located in Pella, Iowa.

The transaction was accounted for as a purchase transaction with the revenues and expenses reflected on the Company’s financial statements from September 1, 2005 forward. The Company acquired Cook’s book of business in exchange for $830,000 in cash and 4,393 shares of the Company’s stock with a fair market value of $82,000. The excess of purchase price over the identifiable fair value of the tangible assets acquired and liabilities assumed of $653,000 was recorded as goodwill of $249,000 and other intangible assets of $404,000.

Merger of Subsidiary Banks

Effective January 1, 2006, the Company’s subsidiary banks were merged into one state chartered bank with the name MidWestOne Bank. The new name better describes the Company’s focus, enhances the opportunity for local and regional growth and strengthens the overall corporate identity.

Use of Estimates in the Preparation of Financial Statements

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates that are particularly sensitive to change relate to the allowance for loan losses and the carrying basis of the loan pool participations.

Cash and Due from Banks

The Company is required to maintain certain daily reserve balances on hand in accordance with federal banking regulations. The average reserve balances maintained in accordance with such regulations for the years ended December 31, 2005 and 2004 were $2,408,000 and $2,291,000, respectively.

Consolidated Statements of Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, interest-bearing deposits in banks, and federal funds sold.

Investment Securities

The Company classifies investment securities based on the intended holding period. Securities which may be sold prior to maturity to meet liquidity needs, to respond to market changes, or to adjust the Company’s asset-liability position are classified as available for sale. Securities held principally for the purpose of near-term sales are classified as trading. Securities the Company intends to hold until maturity are classified as held to maturity.

Investment securities available for sale are recorded at fair value. The aggregate unrealized gains and losses, net of the income tax effect, are recorded as a component of other comprehensive income until realized. Securities with unrealized losses are analyzed quarterly for other than temporary impairment. If a security is determined to have an other than temporary impairment, a loss is recognized on the consolidated statements of income and a new cost basis is established. Securities held to maturity are recorded at cost, adjusted for amortization of premiums and accretion of discounts. Amortization of premiums and accretion of discounts are computed using the level yield method over the remaining maturities of the securities.

Net gains or losses on the sales of securities are shown in the consolidated statements of income using the specific identification method and are recognized on a trade date basis.

Loans

Loans are stated at the principal amount outstanding, net of deferred loan fees and allowance for loan losses. Interest on loans is credited to income as earned based on the principal amount outstanding. Deferred loan fees are amortized using the level yield method over the remaining maturities of the loans.

It is the Company’s policy to discontinue the accrual of interest income on any loan when, in the opinion of management, there is reasonable doubt as to the collectibility of interest or principal, normally when a loan is 90 days past due. When interest accruals are deemed uncollectible, interest credited to income in the current year is reversed and interest accrued in prior years is charged to the allowance for loan losses. Interest income on nonaccrual loans is only recognized on a cash basis. Nonaccrual loans are returned to an accrual status when, in the opinion of management, the financial position of the borrower indicates there is no longer any reasonable doubt as to the timely payment of principal or interest.

A loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. All non-homogenous loans are reviewed for impairment on an individual basis. All impaired loans, including nonaccrual loans and loans that are restructured in troubled debt restructuring involving a modification of terms, are either measured at the present value of expected future cash flows discounted at the loan’s initial effective interest rate, the fair value of the collateral of an impaired collateral-dependent loan, or an observable market price, if one exists. If the measure of the impaired loan is less that the recorded investment in the loan, impairment will be recognized through the allowance for loan losses.

Allowance for Loan Losses

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes collectibility of the principal is unlikely.

Management believes the allowance for loan losses is adequate to absorb probable losses in the loan portfolio on the balance sheet date. While management uses available information to recognize loan losses, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to increase its allowance for loan losses based on their judgments and interpretations about information available to them at the time of their examinations.

Loan Pool Participations

The Company has invested in participations in pools of loans acquired from the FDIC and other sources at substantial discounts. The pools consist of loans to borrowers located throughout the United States.

The Company carries its investment in the loan pools as a separate earning asset on the balance sheet. Principal or interest restructures, write-downs, or write-offs within the pools are not included in the Company’s disclosures for its loan portfolio. The loan pools are managed by a non-affiliate Servicer operating in Omaha, Nebraska.

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

The Company invests in pools consisting of both performing loans and past-due nonperforming loans. The price bid and paid for such a loan pool is determined based on the composition of the particular pool, the amounts the Servicer believes can be collected on such a pool, and the risks associated with the collection of such amounts.

Upon the acquisition of a participation interest in a loan pool, the Company assumes the risk of loss. The extent of such risk is dependent on a number of factors, including the Servicer’s ability to locate the debtors, the debtors’ financial condition, the possibility that a debtor may file for protection under applicable bankruptcy laws, the Servicer’s ability to locate the collateral, if any, for the loan and to obtain possession of such collateral, the value of such collateral, and the length of time it takes to realize the ultimate recovery either through collection procedures or through a resale of the loans following a restructure.

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

Prior to January 1, 2005, the investment in loan pools has historically been accounted for on a nonaccrual (or cash) basis. Beginning on January 1, 2005, subsequent pools acquired are accounted for in accordance with the provisions of Statement of Position 03-3 (“SOP 03-3”) issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants. No change is required for those pools acquired prior to December 31, 2004, and the accounting treatment utilized on those pools remains on the cash basis.

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

The Company has developed and implemented procedures to determine if accretion of the discount (“accretable yield”) on the purchased loans in a pool is required under SOP 03-3. These procedures were applied to all loans acquired subsequent to January 1, 2005 (the adoption date of SOP 03-3) that had been held by the Servicer for at least six months as of December 31, 2005. Given the impaired nature of the loan pools typically purchased, the individual loans are evaluated for SOP 03-3 purposes by the end of a six-month window from the date of purchase. This provides time for the Sevicer to assess the quality of the loans and assign basis to each loan within the pool. Purchased loans are evaluated individually with a determination made utilizing various criteria including: past-due status, late payments, legal status of the loan (not in foreclosure, judgement against the borrower, or referred to legal counsel), frequency of payments made, collateral adequacy and the borrower’s financial condition. If all the criteria are met, the individual loan will utilize the accounting treatment required by SOP 03-3 with the accretable yield difference between the expected cash flows and the purchased basis accreted into income on the level yield basis over the anticipated life of the loan. If any of the six criteria are not met, the loan is accounted for on the cash-basis of accounting.

In the event that a prepayment is received on a loan accounted for under SOP 03-3, the accretable yield is recomputed and the revised amount accreted over the estimated remaining life of the loan on the level yield basis. If a loan subject to accretable yield under SOP 03-3 fails to make timely payments, it is subject to classification and an allowance for loss would be established.

Collection expenses incurred by the Servicer are netted against discount income. Discount income is added to interest income and reflected as one amount on the Company’s consolidated statements of income.

Interest income is only recognized when collected and actually remitted to the Company by the Servicer for those loans acquired prior to December 31, 2004, and for those loans subject to nonaccrual status in accordance with SOP 03-3. Many of the pools that have been purchased by the Servicer do not include purchased interest in the cost basis; thus, interest collected does not have a cost basis and represents profit. Interest income collected by the Servicer is reflected in the Company’s consolidated financial statements as interest income included as part of interest income and discount on loan pool participations.

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line or accelerated method over the estimated useful lives of the respective assets, which range from 5 to 40 years for buildings and improvements and 3 to 10 years for furniture and equipment.

Intangible Assets

Intangible assets consist of goodwill and other intangible assets. Goodwill represents the excess of the purchase price of acquired subsidiaries’ net assets over their fair value. The Company assesses goodwill for impairment annually, and more frequently in the presence of certain circumstances. Impairment exists when the carrying amount of the goodwill exceeds its implied fair value. No impairment write-down of goodwill has been recorded in 2005, 2004 or 2003.

Other intangible assets consist of core deposit premium and customer list intangible which are being amortized using the effective-yield method over 10 years. Annually, the Company reviews the core deposit premium and customer list intangible for events or circumstances that may indicate a change in the recoverability of the underlying basis.

Other Real Estate Owned

Other real estate owned represents property acquired through foreclosure or deeded to the Bank in lieu of foreclosure on real estate mortgage loans on which the borrowers have defaulted as to payment of principal and interest. Other real estate owned is carried at the lower of the cost of acquisition or fair value, less estimated costs of disposition. Reductions in the balance of other real estate at the date of acquisition are charged to the allowance for loan losses. Expenses incurred subsequent to the acquisition of the property and any subsequent write-downs to reflect current fair market value are charged as noninterest expense as incurred. Gains or losses on the disposition of other real estate are recognized in other income or expense in the period in which they are realized.

Income Taxes

The Company files a consolidated federal income tax return. For state purposes, the Bank files a franchise return and the remaining entities file a consolidated income tax return.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts and of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Fair Value of Financial Instruments

Fair value estimates are made at a specific point in time, based on relevant market information about the financial instruments. These estimates do not reflect any premium or discount that could result from offering the Company’s entire holdings of a particular financial instrument for sale at one time. Unless included in assets available for sale, it is the Company’s general practice and intent to hold its financial instruments to maturity and not to engage in trading or sale activities.

Fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Estimated fair values have been determined by the Company using the best available information and an estimation method suitable for each category of financial instruments.

Trust Department Assets

Property held for customers in fiduciary or agency capacities is not included in the accompanying consolidated balance sheets, as such items are not assets of the Company. Trust department assets totaled $35,286,000 and $38,300,000 as of December 31, 2005 and 2004, respectively.

Earnings per Share

Basic earnings per share amounts are computed by dividing net income by the weighted average number of shares outstanding during the year. Diluted earnings per share amounts are computed by dividing net income by the weighted average number of shares and all potentially dilutive shares outstanding during the year. The Company has had various Stock Repurchase Plans in effect during 2005, 2004 and 2003. In accordance with the plans, 127,797, 115,379 and 175,600 shares of common stock were repurchased by the Company during 2005, 2004 and 2003, respectively. The following information was used in the computation of earnings per share on both a basic and diluted basis for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003
	(in thousands, except per share amounts)
Basic EPS computation
Numerator:
Net income	$6,088	5,829	5,926

Denominator:
Weighted average shares outstanding	3,745	3,778	3,853

Basic EPS	$1.63	1.54	1.54

Diluted EPS computation
Numerator:
Net income	$6,088	5,829	5,926

Denominator:
Weighted average shares outstanding	3,745	3,778	3,853
Weighted average dilutive shares outstanding for stock options	78	101	109

	3,823	3,879	3,962

Diluted EPS	$1.59	1.50	1.50

Stock Incentive Plan

The Company has a stock incentive plan under which up to 550,000 shares of common stock are reserved for issuance pursuant to options or other awards which may be granted to officers, key employees and certain non-employee directors of the Company. The exercise price of each option equals the market price of the Company’s stock on the date of grant. The option’s maximum term is ten years, with vesting occurring at the rate of thirty-three percent on the one-year anniversary date of the grant, sixty-six percent vesting on the two-year anniversary, and one hundred percent vesting on the three-year anniversary date of the grant. The Company applies APB Opinion No. 25 and related interpretations in accounting for this plan. Accordingly, no compensation cost has been recognized for its stock options in the financial statements.

Had compensation cost for the Company’s stock incentive plan been determined consistent with SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income and net income per share would have been reduced to the pro forma amounts indicated below:

	2005	2004	2003
	(in thousands)
Net income:
As reported	$6,088	5,829	5,926
Stock-based employee compensation expenses determined under the fair value method, net of tax	341	278	280

Pro forma	$5,747	5,551	5,646

Net income per share:
As reported—basic	$1.63	1.54	1.54
As reported—diluted	1.59	1.50	1.50
Pro forma—basic	1.54	1.47	1.47
Pro forma—diluted	1.54	1.46	1.47

Effect of New Financial Accounting Standards

In December 2003, the American Institute of Certified Public Accountants (“AICPA”) issued a Statement of Position (“SOP”) 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” that addresses the accounting for differences between contractual and expected future cash flows from and investor’s initial investment in certain loans and debt securities. It includes such loans acquired in a transfer if those differences are attributable, at least in part, to credit quality. The SOP limits the yield that may be accreted (accretable yield) to the excess of the investor’s estimate of undiscounted expected future principal and interest cash flows (expected future cash flows) over the investor’s initial investment in the loan. The implementation of this SOP was effective for fiscal years beginning after December 15, 2004. The Company adopted SOP 03-3 on January 1, 2005. The adoption of this SOP did not have a material impact on the Company’s financial position or results of operations.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.” SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 become effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application was permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after December 31, 2004. The provisions of SFAS No. 153 are to be applied prospectively. The Company will adopt SFAS No. 153 on January 1, 2006; however, adoption of the standard is not expected to have a material effect on the Company’s financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS No. 123R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. However, SFAS No. 123R provides certain exceptions to the measurement method if it is not possible to reasonably estimate the fair value of the award at the grant date. SFAS No. 123R also establishes fair value as the measurement objective for transactions in which an entity requires goods or services from nonemployees in share-based payment transactions. SFAS No. 123R amends SFAS No. 95, “Statement of Cash Flows” to require that excess tax benefits be reported as financing cash inflow rather than a reduction of taxes paid. SFAS No. 123R replaces SFAS No. 123 and supersedes APB No. 25. Additional other pronouncements are also superseded or amended by SFAS No. 123R. SFAS No. 123R became effective for public entities that do not file as small business issuers as of the beginning of the first interim or annual reporting period that began after June 15, 2005. The Company adopted the provisions of SFAS No. 123R on January 1, 2006. Adoption of the standard will affect results of operations to the extent that expenses associated with stock options are required to be recognized in the financial statements under the fair value accounting method. The disclosures included under Note 1 (“Stock Incentive Plan”), as well as those presented in Note 15 to these consolidated financial statements, provide an estimation of the impact on the Company’s results of operations under the revised accounting standard based upon stock options issued to date.

In May 2005, the FASB issued FASB No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to a newly adopted accounting principle. This statement will be effective for the Company for all accounting changes and any error corrections occurring after January 1, 2006.

Concentrations of Credit Risk

The Company originates real estate, consumer, and commercial loans primarily in its southeast Iowa market area and adjacent counties. Although the Company has a diversified portfolio, a substantial portion of its borrowers’ ability to repay their loans is dependent upon economic conditions in the Company’s market area.

Reclassifications

Certain reclassifications have been made to prior years consolidated financial statements in order to conform to current year presentation.

2.  Investment Securities

A summary of investment securities by type as of December 31, 2005 and 2004, follows:

December 31, 2005	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Investment Securities Available for Sale:
U.S. government agency securities	$31,513	14	488	31,039
Mortgage-backed securities	19,959	1	668	19,292
Obligations of states and political subdivisions	7,252	64	66	7,250
Corporate debt securities	11,346	—	164	11,182

Total debt securities	70,070	79	1,386	68,763
Federal Home Loan Bank stock	4,937	—	—	4,937
Other equity securities	691	115	—	806

Total	$75,698	194	1,386	74,506

Investment Securities Held to Maturity:
Mortgage-backed securities	$157	2	—	159
Obligations of states and political subdivisions	12,829	101	164	12,766

Total	$12,986	103	164	12,925

December 31, 2004	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Investment Securities Available for Sale:
U.S. government agency securities	$39,982	125	234	39,873
Mortgage-backed securities	24,857	6	218	24,645
Obligations of states and political subdivisions	3,124	35	31	3,128
Corporate debt securities	14,072	112	41	14,143

Total debt securities	82,035	278	524	81,789
Federal Home Loan Bank stock	5,096	—	—	5,096
Other equity securities	731	179	—	910

Total	$87,862	457	524	87,795

Investment Securities Held to Maturity:
Mortgage-backed securities	$279	9	—	288
Obligations of states and political subdivisions	8,911	299	12	9,198

Total	$9,190	308	12	9,486

During the years ended December 31, 2005, 2004, and 2003, the Company incurred no other than temporary impairment losses on securities available for sale.

The following table summarizes the amount of unrealized losses, defined as the amount by which amortized cost exceeds fair value, and the related fair value of investments with unrealized losses in the Company’s securities portfolio as of December 31, 2005. The investments were segregated into two categories: those that have been in a continuous unrealized loss position for less than twelve months and those that have been in a continuous unrealized loss position for twelve or more months. The reference point for determining how long an investment was in an unrealized loss position was December 31, 2005. All of the investments held by the Company as of December 31, 2005, that had unrealized losses for a period of less than twelve months were due to the increased rates being offered by year-end 2005 on similar investment securities.

Various types of investment securities held by the Company as of December 31, 2005 had unrealized losses for a period greater than twelve months. The unrealized loss for U.S. government agencies and mortgage-backed securities primarily relates to twenty-four securities issued by Fed Farm Credit, FNMA, FHLB and FHLMC. The unrealized losses reported for obligations of states and political subdivisions relates primarily to thirteen securities issued by various Iowa communities and entities. Six corporate debt securities and one equity security had unrealized losses for a period of greater than twelve months. Management does not believe that any remaining individual unrealized loss for a period greater than twelve months as of December 31, 2005 represents other-than-temporary impairment. The unrealized losses in the investments are the result of changes in interest rates and are not related to credit downgrades of the securities. The Company has the ability to hold the securities contained in the table for a time necessary to recover its amortized cost.

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(in thousands)
U.S. government agency securities	$6,253	79	19,786	409	26,039	488
Mortgage-backed securities	—	—	19,223	668	19,223	668
Obligations of states and political subdivisions	11,742	184	3,222	46	14,964	230
Corporate debt securities	6,746	78	4,436	86	11,182	164
Equity securities	3	—	4	—	7	—

Total temporarily impaired securities	$24,744	341	46,671	1,209	71,415	1,550

Proceeds from the sale of investment securities available for sale during 2005, 2004, and 2003 were $5,113,000, $17,835,000, and $18,594,000, respectively. Gross gains and losses realized on the sale of investment securities available for sale for the years ended December 31 were as follows:

	2005	2004	2003
	(in thousands)
Realized gains	$82	238	175
Realized losses	(54)	(12)	—

Total	$28	226	175

As of December 31, 2005 and 2004, investment securities with carrying values of approximately $27,969,000 and $31,377,000 respectively, were pledged as collateral to secure public fund deposits and for other purposes required or permitted by law. Public funds approximated $41,104,000 and $33,467,000, at December 31, 2005 and 2004, respectively.

The amortized cost and approximate fair value of investment securities as of December 31, 2005, by contractual maturity, are shown as follows. Expected maturities will differ from contractual maturities because issuers may have the right to call or repay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value

	(in thousands)
Investment Securities Available for Sale:
Due in 1 year or less	$17,423	17,246
Due after 1 year through 5 years	41,634	40,692
Due after 5 years through 10 years	9,407	9,180
Due after 10 years	1,606	1,645

Total	$70,070	68,763

Investment Securities Held to Maturity:
Due in 1 year or less	$265	265
Due after 1 year through 5 years	4,918	4,857
Due after 5 years through 10 years	7,646	7,644
Due after 10 years	157	159

Total	$12,986	12,925

3.  Loans

A summary of the respective loan categories as of December 31, 2005 and 2004, follows:

	2005		2004
(dollars in thousands)	Amount	%	Amount	%
Real estate loans	$293,363	67.7%	264,522	66.3%
Commercial loans	72,248	16.7	70,104	17.6
Agricultural loans	55,471	12.8	53,545	13.4
Loans to individuals	12,355	2.8	10,464	2.6
Other loans	—	—	219	0.1

Total	$433,437	100.0%	398,854	100.0%

Total nonperfoming loans and assets at December 31, 2005 and 2004, were:

	2005	2004
	(in thousands)
Impaired loans and leases:
Nonaccrual	$1,522	1,571
Restructured	159	486

Total impaired loans and leases	1,681	2,057
Loans and leases past due 90 days and more	1,671	858

Total nonperforming loans	3,352	2,915
Other real estate owned	2,473	141

Total nonperforming assets	$5,825	3,056

The average balances of nonperforming loans for the years ended December 31, 2005 and 2004, were $3,640,000 and $3,197,000, respectively. The allowance for credit losses related to nonperforming loans at December 31, 2005 and 2004, was $304,000 and $390,000, respectively. Nonperforming loans of $1,389,000 and $529,000 at December 31, 2005 and 2004, respectively, were not subject to a related allowance for credit losses because of the net realizable value of loan collateral, guarantees and other factors. The effect of nonaccrual and restructured loans on interest income for each of the three years ended December 31, 2005, 2004, and 2003 was:

	2005	2004	2003
	(in thousands)
Interest income:
As originally contracted	$377	202	213
As recognized	24	36	71

Reduction of interest income	$353	166	142

4.  Allowance for Loan Losses

Changes in the allowance for loan losses for the years ended December 31, 2005, 2004, and 2003 were as follows:

	2005	2004	2003
	(in thousands)
Balance at beginning of year	$4,745	4,857	3,967
Provision for loan losses	468	858	589
Recoveries on loans previously charged off	263	72	41
Loans charged off	(465)	(1,042)	(347)
Acquisition allowance	—	—	607

Balance at end of year	$5,011	4,745	4,857

5.  Loans to Related Parties

Certain directors and officers of the Company, including their immediate families and companies in which they are principal owners, were loan customers of the Company’s subsidiaries. All loans to this group were made in the ordinary course of business at prevailing terms and conditions. The loan activity of this group, including loans as of December 31, 2005, 2004 and 2003, was as follows:

	2005	2004	2003
	(in thousands)
Aggregate balance at beginning of year	$11,473	8,907	7,160
Advances	9,994	14,104	17,694
Payments	10,328	11,538	15,947

Aggregate balance at end of year	$11,139	11,473	8,907

6.  Loan Pool Participations

A summary of the changes in the carrying value of loan pool participations for the years ended December 31, 2005 and 2004 were as follows:

	2005	2004	2003
	(in thousands)
Balance at beginning of year	$105,502	89,059	82,341
Loan pool purchases	51,058	61,511	47,374
Principal payments	(50,506)	(42,920)	(38,165)
Net loan pool charge-offs	(2,484)	(2,148)	(2,491)

Balance at end of year	$103,570	105,502	89,059

Total loan pool participation face value at end of year	$150,556	151,731	122,987

The Company evaluated all loans purchased after January 1, 2005 under the SOP 03-3 criteria and determined that certain loans did not meet the criteria for income recognition. The carrying value of those loans at purchase was $18,156,000 and the remaining balance of those loans as of December 31, 2005 was $14,772,000. Additionally, the Company purchased $30,799,000 in loans during the fourth quarter of 2005 that were in process of being evaluated under SOP 03-3 as of December 31, 2005 in accordance with the Company’s accounting policy on loan pool participations. The allowance for loan losses related to these loans was insignificant as of December 31, 2005.

Loans purchased in 2005 that met the income recognition criteria under SOP 03-3 had a carrying value at acquisition of $2,125,000 and a face value of $3,067,000. At December 31, 2005, the carrying value on these loans was $2,042,000 and the face value was $2,338,000.

For the year ended December 31, 2005, the Company recognized income of $45,000 under the level yield method of accounting under SOP 03-3. Income that would have been recognized on the loans subject to SOP 03-3, had the cash basis of accounting been used, totaled $37,000 for the year ended December 31, 2005.

7.  Premises and Equipment

A summary of premises and equipment as of December 31, 2005 and 2004 was as follows:

	2005	2004
	(in thousands)
Land and improvements	$1,309	1,274
Building and improvements	12,124	11,020
Furniture and equipment	11,595	10,799

Total premises and equipment at cost	25,028	23,093
Less accumulated depreciation	14,213	12,601

Total	$10,815	10,492

8.  Goodwill and Other Intangible Assets

As a result of the acquisition of Cook on September 1, 2005, the Company recorded goodwill of $249,000 and other intangible assets of $404,000.

As a result of the acquisition of KCI on June 30, 2004, the Company recorded goodwill of $179,000 and other intangible assets of $383,000.

The gross carrying amount of other intangible assets and the associated accumulated amortization at December 31, 2005 and 2004 are presented in the table below. Amortization expense for intangible assets was $305,000, $308,000, and $344,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

	Gross Carrying Amount	Accumulated Amortization	Unamortized Intangible Assets
	(in thousands)
Other intangible assets:
Core deposit premium	$3,281	2,532	749
Customer list intangible	786	118	668

Total	$4,067	2,650	1,417

Projections of amortization expense are based on existing asset balances and the remaining useful lives. The following table shows the estimated future amortization expense for amortizing intangible assets for each of the years ended December 31:

	Core Deposit Premium	Customer List Intangible	Totals
	(in thousands)
2006	$184	105	289
2007	155	97	252
2008	156	87	243
2009	127	79	206
2010	41	71	112
Thereafter	86	229	315

9.  Deposits

The scheduled maturities of certificate accounts are as follows as of December 31, 2005:

(in thousands)
2006	$142,060
2007	82,110
2008	27,494
2009	15,218
2010	2,611
Thereafter	4,790

Total	$274,283

Time deposits in excess of $100,000 approximated $58,471,000 and $40,791,000 as of December 31, 2005 and 2004, respectively. Interest expense on such deposits for the years ended December 31, 2005, 2004, and 2003 was approximately $1,486,000, $1,009,000, and $1,306,000, respectively.

10.  Federal Home Loan Bank Advances

At December 31, 2005 and 2004, Federal Home Loan Bank (FHLB) advances consisted of the following:

	2005	Weighted- Average interest rate	2004	Weighted- Average interest rate
	(in thousands)
Maturity in year ending:
2005	—	—	23,774	3.62%
2006	$14,000	4.34%	12,000	4.41
2007	11,500	3.81	9,500	3.75
2008	24,600	4.71	20,600	4.82
2009	14,700	4.57	9,700	4.62
2010	13,000	5.08	11,000	5.21
Thereafter	5,300	5.07	5,300	5.07

Total	$83,100	4.58	91,874	4.39

Many of the advances listed above have call provisions which allow the FHLB to request that the advance be paid back or refinanced at the rates then being offered by the FHLB. As of December 31, 2005, the Company had advances from the FHLB with the following call features:

Callable Quarterly in year 2006
Year of Maturity	(in thousands)
2008	$10,000
2009	500
2010	6,000

Total	$16,500

Advances from the FHLB are secured by stock in the FHLB. In addition, the Bank has agreed to maintain unencumbered additional security in the form of certain residential mortgage loans, certain commercial real estate loans, certain agricultural real estate loans, and certain investment securities aggregating from 105 percent to 213 percent of outstanding advances.

11.  Notes Payable

The notes payable balance as of December 31, 2005, consists of $2,100,000 in advances on a revolving line of credit and $4,000,000 on a term note, both with Harris N. A. Both notes have a variable interest rate at 0.60 percent below the lender’s prime rate. Interest is payable quarterly. During the year 2005, the interest rate ranged from 4.95 percent to 6.65 percent. During the year 2004, the interest rate ranged from 3.20 percent to 4.95 percent. The weighted average interest paid on the notes payable for the years ended December 31, 2005, 2004, and 2003 was 5.83%, 4.23%, and 3.38%, respectively.

Both notes are secured by all of the common stock of the subsidiaries. The revolving line of credit has a maximum limit of $9,000,000 and matures March 31, 2006. The term note calls for a payment of $500,000 on May 31, 2006 with the balance of the loan due at maturity on November 30, 2006.

The Company was not in compliance with two covenants of its loan agreement with Harris N. A. as of September 30, 2005. This was due to the level of nonperforming assets at three of the subsidiary banks exceeding 15 percent of individual banks’ capital as of that date and due to the Company not obtaining a required consolidated return on assets of .90 percent for the preceding twelve months. A waiver for the noncompliance with these covenants of the loan agreement was obtained from Harris N. A. for September 30, 2005. The waiver also allowed nonperforming assets as of December 31, 2005 to increase to 20 percent of capital for the individual subsidiary banks. The Company was in compliance with the nonperforming assets level as modified by the waiver and with all other original covenants of the loan agreement (including return on assets) as of December 31, 2005. The waiver provides that the original loan agreement covenants will apply to the quarter ending March 31, 2006. Given the resolution of a large nonperforming asset in the first quarter of 2006, management anticipates that the Company will be in compliance with all loan agreement covenants in 2006.

12.  Long-term Debt

On June 20, 2002, the Company obtained $10,310,000 in long-term subordinated debt from its participation in the issuance of a pooled trust preferred security. The trust preferred has a 30 year maturity, does not require any principal amortization and is callable in five years at par at the issuer’s option. The interest rate is variable based on the three month Libor rate plus 3.65 percent, with interest payable quarterly. During the year 2005, the interest rate ranged from 5.72 percent to 7.80 percent. During the year 2004, the interest rate ranged from 4.77 percent to 5.72 percent. The weighted average interest paid on the trust preferred for the years ended December 31, 2005, 2004, and 2003 was 7.26%, 5.32%, and 5.05%, respectively.

13.  Fair Value of Financial Instruments

The fair value of the Company’s financial instruments as of December 31, 2005 and 2004, were as follows:

2005	Carrying Value	Fair Value
	(in thousands)
Financial assets:
Cash and due from banks	$13,103	13,103
Interest-bearing deposits with banks	417	417
Investment securities	87,492	87,431
Loans, net	428,426	423,630
Loan pool participations	103,570	103,570
Cash surrender value of life insurance	7,523	7,523
Accrued interest receivable	5,334	5,334

Financial liabilities:
Deposits	$505,245	505,745
Federal funds purchased	7,575	7,575
Federal Home Loan Bank advances	83,100	83,044
Notes payable	6,100	6,100
Long-term debt	10,310	10,310
Accrued interest payable	1,672	1,672

2004	Carrying Value	Fair Value
	(in thousands)
Financial assets:
Cash and due from banks	$14,117	14,117
Interest-bearing deposits with banks	368	368
Federal funds sold	930	930
Investment securities	96,985	97,281
Loans, net	394,109	392,663
Loan pool participations	105,502	105,502
Cash surrender value of life insurance	7,190	7,190
Accrued interest receivable	4,573	4,573

Financial liabilities:
Deposits	$475,102	476,282
Federal funds purchased	2,090	2,090
Federal Home Loan Bank advances	91,874	93,397
Notes payable	9,700	9,700
Long-term debt	10,310	10,310
Accrued interest payable	1,076	1,076

The recorded amount of cash and due from banks, interest-bearing deposits with banks, accrued interest receivable and payable, and federal funds sold approximates fair value due to the short-term nature of these instruments.

The estimated fair value of investment securities has been determined using available quoted market prices.

Loans have been valued using a present value discounted cash flow with a discount rate approximating the current market rate for similar loans.

The recorded amount of the loan pool participations approximates fair value due to the characteristics of the loan pool participations. Any additional value attained in the loan pool participations over purchase cost is directly attributable to the expertise of the Servicer to collect a higher percentage of the contract value of loans in the pools over the discounted purchase cost.

Deposit liabilities with no stated maturities have an estimated fair value equal to the recorded balance. Deposits with stated maturities have been valued using a present value discounted cash flow with a discount rate approximating the current market rate for similar deposits. The fair value estimate does not include the benefit that results from the low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market. The Company believes the value of these depositor relationships to be significant.

The recorded amount of federal funds purchased approximates fair value due to the short-term nature of these instruments.

The estimated fair value of the Federal Home Loan Bank advances was determined using a present value discounted cash flow with a discount rate approximating the current market rate for similar borrowings.

The recorded amount of the notes payable approximates fair value as a result of the short-term nature of these instruments.

The recorded amount of the long-term debt approximates fair value due to the variable nature of this instrument.

14.  Income Taxes

Income tax expense (benefit) for the years ended December 31, 2005, 2004 and 2003, is as follows:

2005	Federal	State	Total
	(in thousands)
Current	$3,017	446	3,463
Deferred	(325)	(27)	(352)

Total	$2,692	419	3,111

2004	Federal	State	Total
	(in thousands)
Current	$3,160	485	3,645
Deferred	481	(86)	(567)

Total	$2,679	399	3,078

2003	Federal	State	Total
	(in thousands)
Current	$3,219	625	3,844
Deferred	(462)	(115)	(577)

Total	$2,757	510	3,267

Income tax expense differs from the amount computed by applying the United States federal income tax rate of 34 percent in 2005, 2004, and 2003, to income before income tax expense. The reasons for these differences are as follows:

	2005	2004	2003
	(in thousands)
Provision at statutory rate	$3,127	3,028	3,125
State franchise tax (net of federal tax benefit)	276	263	337
Nontaxable interest income	(267)	(210)	(167)
Cash surrender value life insurance increase	(113)	(62)	(72)
Other, net	88	59	44

Total	$3,111	3,078	3,267

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2005 and 2004, are as follows:

	2005	2004
	(in thousands)
Deferred tax assets:
Allowance for loan losses	$2,702	2,497
Deferred compensation	828	718
Unrealized loss on available for sale securities	448	31

Gross deferred tax assets	3,978	3,246

Deferred tax liabilities:
Depreciation and amortization	(579)	(767)
Federal Home Loan Bank stock	(109)	(110)
Premium amortization	(554)	(390)
Deferred loan fees	(11)	(16)
Purchase accounting adjustments	(595)	(564)
Prepaid expenses	(70)	—
Other	(73)	(44)

Gross deferred tax liabilities	(1,991)	(1,891)

Net deferred tax asset	$1,987	1,355

Based upon the Company’s level of historical taxable income and anticipated future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences. No valuation allowance was required for deferred tax assets at December 31, 2005 and 2004.

15.  Stock Incentive Plan

A summary of the status of the Company’s stock incentive plan as of December 31, 2005 and 2004, and the activity during the years ended on those dates is presented below:

	2005		2004		2003
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Balance at beginning of year	598,719	$7.75-22.00	573,453	$7.50-22.00	490,898	$7.50-22.00
Granted	62,523	17.56-17.77	106,502	18.52-20.84	121,130	16.00-18.76
Exercised	73,405	7.75-18.52	77,456	7.75-16.01	27,800	7.50-13.86
Forfeited	16,105	16.01-20.84	3,780	11.25-18.76	10,775	8.315-16.01

Outstanding at end of year	571,732	$7.75-22.00	598,719	$7.75-22.00	573,433	$7.75-22.00

Options exercisable at year end	440,179	$7.75-22.00	389,350	$7.75-22.00	356,894	$7.75-22.00
Weighted-average fair value of options granted during the year		$4.57		$5.20		$4.68

The fair value of each option grant has been estimated using the Black-Scholes option pricing model. The following weighted-average assumptions were used for the grants in 2005, 2004 and 2003, respectively: expected volatility—.275 for 2005, .280 for 2004, and ..290 for 2003; risk-free interest rate—4.31% for 2005, 4.03% for 2004, and 3.72% for 2003; dividend yield—3.00% for all three years; and expected life—7.5 years for all three years.

16.  Employee Benefit Plans

The Company maintains an employee stock ownership plan (“ESOP”) covering substantially all employees meeting minimum age and service requirements. Contributions are determined by the board of directors of each subsidiary. Contributions relating to the plan were $318,000, $237,000, and $196,000 for 2005, 2004, and 2003, respectively. As of December 31, 2005 and 2004, the ESOP owned 513,549 and 539,157 shares of the Company’s common stock, respectively.

A 401(k) plan was adopted by the Company in 1994. The Company did not make contributions to this Plan prior to 2001. Beginning in 2001, the Company matched 50 percent of employee contributions up to a maximum employee contribution of 6 percent of compensation. Contributions relating to the plan were $193,000 in 2005, $189,000 in 2004, and $152,000 in 2003. The Company has also provided deferred compensation plans to certain executive officers, which provide for a series of payments to be made after retirement. The present value of the future payments is being accrued over the respective employees remaining active service periods. The total expense related to these plans was $321,000, $161,000, and $222,000, for the years ended December 31, 2005, 2004, and 2003, respectively. The total deferred compensation liability was $1,670,000 and $1,381,000 as of December 31, 2005 and 2004, respectively.

17.  Regulatory Capital Requirements

The Company is subject to various capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possible additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the following table) of total capital and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. As of December 31, 2005 and 2004, the Company and its subsidiary banks met all capital adequacy requirements to which they are subject. The Company and its bank subsidiaries actual capital amounts and ratios are also presented in the following table.

	Actual		Minimum for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in thousands)
As of December 31, 2005:
Total capital (to risk-weighted assets):
Consolidated	$61,197	11.6%	$42,106	8.0%	N/A	N/A
MidWestOne Bank & Trust	26,737	10.0	21,324	8.0	$26,655	10.0%
Central Valley Bank	11,239	11.9	7,567	8.0	9,458	10.0
Pella State Bank	6,121	12.7	3,871	8.0	4,838	10.0
MidWestOne Bank	15,606	13.7	9,117	8.0	11,396	10.0
Tier 1 capital (to risk-weighted assets):
Consolidated	$54,618	10.4%	$21,053	4.0%	N/A	N/A
MidWestOne Bank & Trust	23,405	8.8	10,662	4.0	$15,993	6.0%
Central Valley Bank	10,057	10.6	3,783	4.0	5,675	6.0
Pella State Bank	5,516	11.4	1,935	4.0	2,903	6.0
MidWestOne Bank	14,247	12.5	4,559	4.0	6,838	6.0
Tier 1 capital (to average assets):
Consolidated	$54,618	8.3%	$19,784	3.0%	N/A	N/A
MidWestOne Bank & Trust	23,405	8.0	8,764	3.0	$14,606	5.0%
Central Valley Bank	10,057	8.0	3,770	3.0	6,284	5.0
Pella State Bank	5,516	8.6	1,920	3.0	3,201	5.0
MidWestOne Bank	14,247	8.3	5,135	3.0	8,559	5.0

As of December 31, 2004:
Total capital (to risk-weighted assets):
Consolidated	$58,871	12.1%	$38,843	8.0%	N/A	N/A
MidWestOne Bank & Trust	24,799	10.7	18,554	8.0	$23,192	10.0%
Central Valley Bank	11,069	12.8	6,914	8.0	8,643	10.0
Pella State Bank	6,128	12.6	3,885	8.0	4,856	10.0
MidWestOne Bank	15,008	13.7	8,745	8.0	10,932	10.0
Tier 1 capital (to risk-weighted assets):
Consolidated	$52,802	10.9%	$19,422	4.0%	N/A	N/A
MidWestOne Bank & Trust	21,900	9.4	9,277	4.0	$13,915	6.0%
Central Valley Bank	9,989	11.6	3,457	4.0	5,186	6.0
Pella State Bank	5,521	11.4	1,942	4.0	2,913	6.0
MidWestOne Bank	13,856	12.7	4,373	4.0	6,559	6.0
Tier 1 capital (to average assets):
Consolidated	$52,802	8.5%	$18,750	3.0%	N/A	N/A
MidWestOne Bank & Trust	21,900	8.3	7,966	3.0	$13,277	5.0%
Central Valley Bank	9,989	8.5	3,522	3.0	5,870	5.0
Pella State Bank	5,521	8.7	1,916	3.0	3,193	5.0
MidWestOne Bank	13,856	8.1	5,113	3.0	8,522	5.0

18.  Business Segments

The Company’s wholly-owned subsidiaries, MidWestOne Bank & Trust (“MBT”), Central Valley Bank (“CVB”), Pella State Bank (“PSB”) and MidWestOne Bank (“MWB”), have been identified as reportable operating segments in accordance with the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

The Company evaluates performance and allocates resources based on the segments net income or loss, total assets, net interest margin (FTE), return on average assets and return on average equity. The segments follow U.S. generally accepted accounting principles as described in the summary of significant accounting policies.

Each subsidiary is managed separately with its own president, who reports directly to the Company’s chief operating decision maker, and board of directors.

The following table sets forth certain information about the reported profit or loss and assets for each of the Company’s reportable segments.

	MBT	CVB	PSB	MWB	Other	Total
	(in thousands)
At or for the year ended December 31, 2005:
Total interest income	$17,652	7,675	3,758	10,035	960	40,080
Total interest expense	5,448	2,457	1,640	4,641	1,240	15,426
Provision for loan losses	60	180	8	120	100	468
Total noninterest income	1,342	859	210	852	1,165	4,428
Other intangible amortization	66	38	—	114	87	305
Total other expense	6,979	3,342	1,447	3,836	3,506	19,110
Income tax expense	2,202	887	277	699	(954)	3,111
Net income	4,239	1,630	596	1,477	(1,854)	6,088
Total assets	309,352	129,699	62,812	181,241	(6,772)	676,332
At or for the year ended December 31, 2004:
Total interest income	$15,746	7,383	3,519	10,102	622	37,372
Total interest expense	4,246	2,249	1,374	4,552	949	13,370
Provision for loan losses	270	410	36	136	6	858
Total noninterest income	1,601	829	254	1,151	441	4,276
Other intangible amortization	102	40	—	134	32	308
Total other expense	6,761	3,055	1,506	4,246	2,637	18,205
Income tax expense	2,073	874	289	713	(871)	3,078
Net income	3,895	1,584	568	1,472	(1,690)	5,829
Total assets	273,806	121,064	67,716	179,035	8,943	650,564
At or for the year ended December 31, 2003:
Total interest income	$13,838	7,931	3,456	10,470	1,883	37,578
Total interest expense	4,163	2,515	1,479	5,162	1,448	14,767
Provision for loan losses	300	180	36	48	25	589
Total noninterest income	1,619	893	314	1,044	488	4,358
Other intangible amortization	87	42	—	169	46	344
Total other expense	5,641	2,993	1,523	3,703	3,183	17,043
Income tax expense	1,828	1,118	260	829	(768)	3,267
Net income	3,438	1,976	472	1,603	(1,563)	5,926
Total assets	255,033	119,465	59,061	183,583	6,164	623,306

19.  Dividend Restrictions

The Company derives a substantial portion of its cash flow, including that available for dividend payments to shareholders, from the Bank in the form of dividends received. The Bank is subject to certain statutory and regulatory restrictions that affect dividend payments. Based on minimum regulating guidelines as published by those regulators, the maximum dividend which could be paid by the Bank to the Company at December 31, 2005, without prior regulatory approval, approximated $7,027,000.

Under the terms of the Company’s notes payable, the Company is not allowed to pay dividends to its shareholders if it is in default (as defined by the loan agreement) or an event of default exists. The Company was not in default and no events of default existed as of December 31, 2005.

20.  Commitments and Contingencies

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. As of December 31, 2005 and 2004, outstanding commitments to extend credit totaled approximately $79,755,000 and $66,086,000, respectively.

The Company had commitments to sell mortgage loans on the secondary market totaling $433,000 and $204,000 as of December 31, 2005 and 2004, respectively.

Commitments under standby letters of credit outstanding aggregated $3,750,000 and $3,427,000 as of December 31, 2005 and 2004, respectively. The Company does not anticipate any losses as a result of these transactions.

The Company is involved in various legal actions and proceedings arising from the normal course of operations. Management believes, based upon known facts and the advice of legal counsel, that the ultimate liability, if any, not covered by insurance, arising from all legal actions and proceedings will not have a material adverse effect upon the consolidated financial position of the Company.

21.  MidWestOne Financial Group (Parent Company Only)

Balance Sheets

	December 31
	2005	2004
	(in thousands)
Assets:
Cash on deposit at bank subsidiary	$924	687
Cash at other institutions	109	98

Cash and cash equivalents	1,033	785
Investment securities	772	876
Loans	168	306
Loan pool participations	—	3,423
Investments in:
Bank subsidiary	66,132	65,057
Bank-related subsidiaries	1,860	921
Premises and equipment	1,854	2,446
Cash surrender value life insurance	3,701	3,501
Other assets	439	474

Total assets	$75,959	77,789

Liabilities and Shareholders’ Equity:
Notes payable	$6,100	9,700
Long-term debt	10,310	10,310
Accrued expenses payable and other liabilities	1,163	849

Total liabilities	17,573	20,859

Shareholders’ equity:
Common stock	24,564	24,564
Capital surplus	12,886	12,956
Treasury stock at cost	(16,951)	(15,640)
Retained earnings	38,630	35,085
Accumulated other comprehensive loss	(743)	(35)

Total shareholders’ equity	58,386	56,930

Total liabilities and shareholders’ equity	$75,959	77,789

Statements of Income

	Year ended December 31
	2005	2004	2003
	(in thousands)
Income:
Dividends from subsidiaries	$6,200	5,700	7,450
Interest income and discount on loan pool participations	996	590	262
Management, audit, and loan review fees	2,077	1,868	1,509
Other operating income	570	345	387

Total income	9,843	8,503	9,608

Expense:
Salaries and benefits expense	2,515	2,309	2,413
Interest on notes payable	583	428	249
Interest on long-term debt	748	548	520
Other operating expense	2,274	1,935	1,507

Total expense	6,120	5,220	4,689

Income before income tax benefit and equity in undistributed earnings of subsidiaries	3,723	3,283	4,919
Income tax benefit	(842)	(822)	(862)

Income before equity in undistributed earnings of subsidiaries	4,565	4,105	5,781
Equity in undistributed earnings of subsidiaries	1,523	1,724	145

Net income	$6,088	5,829	5,926

Statements of Cash Flows

	Year ended December 31
	2005	2004	2003
	(in thousands)
Cash flows from operating activities:
Net income	$6,088	5,829	5,926
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(1,523)	(1,724)	(145)
Depreciation and amortization	715	706	398
Investment securities gains	(83)	(2)	—
(Increase) decrease in other assets	(165)	(2,069)	185
Increase in other liabilities	336	196	88

Total adjustments	(720)	(2,893)	526

Net cash provided by operating activities	5,368	2,936	6,452

Cash flows from investing activities:
Proceeds from investment securities sales	123	17	—
Proceeds from investment securities maturities	—	65	17
Net decrease in loans	138	129	130
Purchases of loan pool participations	—	(646)	(4,236)
Principal recovery on sales of loan pool participations	2,115	142	—
Principal recovery on loan pool participations	1,308	2,403	2,564
Purchases of bank premises and equipment	(123)	(954)	(1,151)
Proceeds from sale of bank premises and equipment	—	—	15
Advances for subsidiary acquisition costs	—	—	(9,791)
Cash paid for the purchase of KCI	—	(450)	—
Cash paid for the purchase of Cook	(830)	—	—
Advances for bank-related subsidiary equity	(380)	(236)	—
Repayment of bank-related subsidiary equity	135	108	367

Net cash provided by (used in) investing activities	2,486	578	(12,085)

Cash flows from financing activities:
Advances on notes payable	2,600	2,200	9,500
Principal payments on notes payable	(6,200)	(1,500)	(500)
Dividends paid	(2,543)	(2,576)	(2,469)
Purchases of treasury stock	(2,374)	(2,144)	(2,976)
Proceeds from stock options exercised	842	876	301
ESOP shares allocated	69	82	83

Net cash (used in) provided by financing activities	(7,606)	(3,062)	3,939

Net increase (decrease) in cash and cash equivalents	248	452	(1,694)
Cash and cash equivalents at beginning of year	785	333	2,027

Cash and cash equivalents at end of year	$1,033	785	333

Supplemental disclosure of cash flow information:
Acquisitions:
Treasury stock reissued for the purchase of KCI	$—	115	—

Treasury stock reissued for the purchase of Cook	$82	—	—

22.  Quarterly Results of Operations (unaudited)

	Quarter Ended
	March	June	September	December	Year
	(in thousands, except per share amounts)
2005:
Interest income	$9,768	9,990	9,692	10,630	40,080
Interest expense	3,479	3,615	3,954	4,378	15,426

Net interest income	6,289	6,375	5,738	6,252	24,654
Provision for loan losses	191	108	76	93	468
Noninterest income	1,006	1,079	1,156	1,187	4,428
Noninterest expense	4,462	5,037	5,047	4,869	19,415

Income before income taxes	2,642	2,309	1,771	2,477	9,199
Income taxes	912	778	590	831	3,111

Net income	$1,730	1,531	1,181	1,646	6,088

Net income per share—basic	$0.46	$0.41	$0.31	$0.45	$1.63
Net income per share—diluted	$0.45	$0.40	$0.31	$0.43	$1.59

2004:
Interest income	$9,722	9,226	9,226	9,198	37,372
Interest expense	3,304	3,300	3,369	3,397	13,370

Net interest income	6,418	5,926	5,857	5,801	24,002
Provision for loan losses	158	372	158	170	858
Noninterest income	992	1,254	951	1,079	4,276
Noninterest expense	4,876	4,595	4,215	4,827	18,513

Income before income taxes	2,376	2,213	2,435	1,883	8,907
Income taxes	818	764	846	650	3,078

Net income	$1,558	1,449	1,589	1,233	5,829

Net income per share—basic	$0.41	$0.38	$0.42	$0.33	$1.54
Net income per share—diluted	$0.40	$0.37	$0.41	$0.32	$1.50

The Board of Directors

MidWestOne Financial Group, Inc.:

We have audited the accompanying consolidated balance sheets of MidWestOne Financial Group, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MidWestOne Financial Group, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

KPMG LLP

Des Moines, Iowa

March 10, 2006