Form 10-Q
period 2006-03-31
MIDWESTONE FINANCIAL GROUP INC
filed 2006-05-15
CIK 741390

UNITED STATES SECURITIES AND

EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company ( as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

As of April 30, 2006, there were 3,707,308 shares of common stock $5 par value outstanding.

PART I—Item 1. Financial Statements

MIDWESTONE FINANCIAL GROUP, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

(unaudited) (dollars in thousands)	March 31, 2006	December 31, 2005
ASSETS
Cash and due from banks	$14,222	$13,103
Interest-bearing deposits in banks	373	417

Cash and cash equivalents	14,595	13,520

Investment securities:
Available for sale at fair value	68,366	74,506
Held to maturity (fair value of $12,741 as of March 31, 2006 and $12,925 as of December 31, 2005)	12,817	12,986
Loans	450,219	433,437
Allowance for loan losses	(5,793)	(5,011)

Net loans	444,426	428,426

Loan pool participations	90,712	103,570
Premises and equipment, net	11,918	10,815
Accrued interest receivable	5,033	5,334
Goodwill	13,405	13,405
Other intangible assets, net	1,339	1,417
Cash surrender value of life insurance	7,590	7,523
Other real estate owned	450	2,473
Other assets	2,965	2,357

Total assets	$673,616	$676,332

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand	$45,651	$50,309
Interest-bearing checking	71,923	65,435
Savings	112,398	115,218
Certificates of deposit	276,450	274,283

Total deposits	506,422	505,245
Federal funds purchased	4,590	7,575
Federal Home Loan Bank advances	82,100	83,100
Notes payable	4,600	6,100
Long-term debt	10,310	10,310
Accrued interest payable	2,333	1,672
Other liabilities	3,543	3,944

Total liabilities	613,898	617,946

Shareholders’ equity:
Common stock, $5 par value; authorized 20,000,000 shares; issued 4,912,849 shares as of March 31, 2006 and December 31, 2005	24,564	24,564
Capital surplus	12,892	12,886
Treasury stock at cost, 1,205,541 shares as of March 31, 2006, and 1,211,462 shares as of December 31, 2005	(16,868)	(16,951)
Retained earnings	39,918	38,630
Accumulated other comprehensive loss	(788)	(743)

Total shareholders’ equity	59,718	58,386

Total liabilities and shareholders’ equity	$673,616	$676,332

See accompanying notes to consolidated financial statements.

PART I—Item 1. Financial Statements, Continued

MIDWESTONE FINANCIAL GROUP, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)	Three Months Ended March 31,
(dollars in thousands, except per share amounts)	2006	2005
Interest income:
Interest and fees on loans	$7,874	$6,129
Interest and discount on loan pool participations	2,609	2,756
Interest on bank deposits	7	2
Interest on federal funds sold	3	6
Interest on investment securities:
Available for sale	661	772
Held to maturity	124	103

Total interest income	11,278	9,768

Interest expense:
Interest on deposits:
Interest-bearing checking	86	75
Savings	541	357
Certificates of deposit	2,526	1,706
Interest on federal funds purchased	70	33
Interest on Federal Home Loan Bank advances	947	1,017
Interest on notes payable	105	126
Interest on long-term debt	213	165

Total interest expense	4,488	3,479

Net interest income	6,790	6,289
Provision for loan losses	—	191

Net interest income after provision for loan losses	6,790	6,098

Noninterest income:
Deposit service charges	474	351
Other customer service charges and fees	156	178
Brokerage commissions	251	153
Insurance commissions	149	24
Data processing income	52	48
Mortgage origination fees	104	66
Other operating income	379	184
Loss on sale of available for sale securities	(126)	(10)

Total noninterest income	1,439	994

Noninterest expense:
Salaries and employee benefits	3,147	2,411
Net occupancy expense	887	886
Data processing expense	107	99
Professional fees	176	164
Other intangible asset amortization	78	74
Other operating expense	939	816

Total noninterest expense	5,334	4,450

Income before income tax expense	2,895	2,642
Income tax expense	976	912

Net income	$1,919	$1,730

Earnings per common share—basic	$0.52	$0.46
Earnings per common share—diluted	$0.51	$0.45
Dividends per common share	$0.17	$0.17

See accompanying notes to consolidated financial statements.

PART I—Item 1. Financial Statements, Continued

MIDWESTONE FINANCIAL GROUP, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)	Three Months Ended March 31,
(in thousands)	2006	2005
Net income	$1,919	$1,730
Other comprehensive loss:
Unrealized losses on securities available for sale:
Unrealized holding losses arising during the period, net of tax	(124)	(544)
Reclassification adjustment for net losses included in net income, net of tax	79	6

Other comprehensive loss, net of tax	(45)	(538)

Comprehensive income	$1,874	$1,192

See accompanying notes to consolidated financial statements.

PART I—Item 1. Financial Statements, Continued

MIDWESTONE FINANCIAL GROUP, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(unaudited) (in thousands, except per share amounts)	Common Stock	Capital Surplus	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2004	$24,564	12,956	(15,640)	35,085	(35)	56,930

Comprehensive income:
Net income	—	—	—	1,730	—	1,730
Unrealized losses arising during the year on securities available for sale	—	—	—	—	(544)	(544)
Reclassification for realized losses on securities available for sale, net of tax	—	—	—	—	6	6

Total comprehensive income	—	—	—	1,730	(538)	1,192

Dividends paid ($.17 per share)		—	—	(641)	—	(641)
Stock options exercised (18,785 shares)	—	(36)	253	—	—	217

Balance at March 31, 2005	$24,564	12,920	(15,387)	36,174	(573)	57,698

Balance at December 31, 2005	$24,564	12,886	(16,951)	38,630	(743)	58,386

Comprehensive income:
Net income	—	—	—	1,919	—	1,919
Unrealized losses arising during the period on securities available for sale	—	—	—	—	(124)	(124)
Reclassification for realized losses on securities available for sale, net of tax	—	—	—	—	79	79

Total comprehensive income	—	—	—	1,919	(45)	1,874

Dividends paid ($.17 per share)	—	—	—	(631)	—	(631)
Stock options exercised (5,921 shares)	—	6	83	—	—	89

Balance at March 31, 2006	$24,564	12,892	(16,868)	39,918	(788)	59,718

See accompanying notes to consolidated financial statements.

PART I—Item 1. Financial Statements, Continued

MIDWESTONE FINANCIAL GROUP, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)	Three Months Ended March 31,
(dollars in thousands)	2006	2005
Cash flows from operating activities:
Net income	$1,919	$1,730
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	475	565
Provision for loan losses	4	191
Loss on sale of available for sale securities	126	10
Gain on sale of premises and equipment	—	(2)
Amortization of investment securities and loan premiums	107	184
Accretion of investment securities and loan discounts	(23)	(21)
Decrease (increase) in other assets	1,649	(920)
Increase in other liabilities	287	834

Net cash provided by operating activities	4,544	2,571

Cash flows from investing activities:
Investment securities available for sale:
Proceeds from sales	6,476	1,535
Proceeds from maturities	3,145	6,583
Purchases	(3,766)	(3,678)
Investment securities held to maturity:
Proceeds from maturities	159	19
Purchases	—	(2,381)
Net increase in loans	(15,987)	(5,989)
Purchases of loan pool participations	(106)	(3,684)
Resale of loan pool participations	—	2,326
Principal recovery on loan pool participations	12,964	10,263
Purchases of premises and equipment	(1,504)	(838)
Proceeds from sale of premises and equipment	—	2

Net cash provided by investing activities	1,381	4,158

Cash flows from financing activities:
Net increase (decrease) in deposits	1,177	(2,847)
Net (decrease) increase in federal funds purchased	(2,985)	70
Repayment of Federal Home Loan Bank advances	(1,000)	(7,000)
Principal payments on notes payable	(1,500)	(500)
Dividends paid	(631)	(641)
Proceeds from exercise of stock options	89	217

Net cash used in financing activities	(4,850)	(10,701)

Net increase (decrease) in cash and cash equivalents	1,075	(3,972)
Cash and cash equivalents at beginning of period	13,520	15,415

Cash and cash equivalents at end of period	$14,595	$11,443

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$3,827	$3,370

Income taxes	$850	$—

See accompanying notes to consolidated financial statements.

1.	Basis of Presentation

The accompanying consolidated statements of income and the consolidated statements of comprehensive income for the three months ended March 31, 2006 and 2005, the consolidated statements of cash flows for the three months ended March 31, 2006 and 2005 and the consolidated statements of condition as of March 31, 2006 and December 31, 2005 include the accounts and transactions of MidWestOne Financial Group, Inc. (the “Company”) and its wholly-owned subsidiaries, MidWestOne Bank, MidWestOne Investment Services, Inc., Cook & Son Agency, Inc. and MIC Financial, Inc. All material intercompany balances and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U. S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2006, and the results of operations and cash flows for the three months ended March 31, 2006 and 2005.

The results for the three months ended March 31, 2006 may not be indicative of results for the year ending December 31, 2006, or for any other period.

2.	Consolidated Statements of Cash Flows

In the consolidated statements of cash flows, cash and cash equivalents include cash and due from banks, interest-bearing deposits in banks, and federal funds sold.

3.	Income Taxes

Federal income tax expense for the three months ended March 31, 2006 and 2005 was computed using the consolidated effective federal tax rate. The Company also recognized income tax expense pertaining to state franchise taxes payable individually by the subsidiary bank.

4.	Earnings Per Common Share

Basic earnings per common share computations are based on the weighted average number of shares of common stock actually outstanding during the period. The weighted average number of shares outstanding for the three-month periods ended March 31, 2006 and 2005 was 3,706,331 and 3,763,715, respectively. Diluted earnings per share amounts are computed by dividing net income by the weighted average number of shares outstanding and all dilutive potential shares outstanding during the period. The computation of diluted earnings per share used a weighted average number of shares outstanding of 3,771,216 and 3,855,748 for the three months ended March 31, 2006 and 2005, respectively. The following table presents the computation of earnings per common share for the respective periods:

	Three Months Ended March 31,
	2006	2005
Earnings per Share Information:
Weighted average number of shares outstanding during the period	3,706,331	3,763,715
Weighted average number of shares outstanding during the period including all dilutive potential shares	3,771,216	3,855,748
Net earnings	$1,919,000	$1,730,000
Earnings per share—basic	$0.52	$0.46
Earnings per share—diluted	$0.51	$0.45

5.	Effect of New Financial Accounting Standards

On May 5, 2005, the Financial Accounting Standards Board (“FASB”) issued Statement No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), replacing APB Opinion No. 20, “Accounting for Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” Unless specified in an accounting standard, SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle and correction of errors. SFAS No. 154 became effective for fiscal years beginning after December 15, 2005. The Company adopted the provisions of

SFAS No. 154 on January 1, 2006. The adoption of this statement did not have a material effect on the results of operation or the financial condition of the Company.

In February 2006, the FASB issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”). SFAS No. 155 is an amendment of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This Statement eliminates the exemption from applying Statement No. 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. The Statement also allows an entity to elect fair value measurement at acquisition, at issuance or when a previously recognized financial instrument is subject to a remeasurement event, at an instrument-by-instrument basis. SFAS No. 155 is effective for the Company beginning January 1, 2007. The Company does not expect this Statement to have a material effect on its financial condition or results of operations.

In March 2006, the FASB issued Statement No. 156, “Accounting for Servicing of Financial Assets” (SFAS No.156”). SFAS No. 156 is an amendment of SFAS No. 140 that requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset and requires each servicing asset or liability to be initially measured at fair value. Entities are permitted to choose the fair value measurement method or the amortization method for subsequent reporting periods. SFAS No. 156 is effective for the Company beginning on January 1, 2007. The Company does not expect this statement to have a material effect on its financial condition or results of operations.

6.	Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. A significant estimate that is particularly sensitive to change is the allowance for loan losses.

7.	Acquisition of Insurance Agency

On September 1, 2005, the Company completed its acquisition of Cook & Son Agency, Inc. (“Cook & Son”), a full-service insurance agency in Pella, Iowa. The acquisition was a purchase transaction with the Company acquiring Cook & Son’s net assets of $396,000 in exchange for $830,000 in cash and 4,393 shares of the Company’s stock with a fair market value of $82,000, resulting in the recording of goodwill of $249,000 and other intangible assets of $404,000. Cook & Son’s results of operations from September 1, 2005 are included in the Company’s consolidated statements of income.

8.	Stock-Based Compensation

The Company’s 1998 Stock Incentive Plan reserved up to 550,000 shares of common stock for issuance pursuant to options or other awards which may be granted to officers, key employees and certain non-employee directors of the Company. The exercise price of each option equals the market price of the Company’s stock on the date of grant. The options’ maximum term is ten years, with vesting occurring at the rate of thirty-three percent on the one-year anniversary of the date of grant, sixty-six percent vesting on the two-year anniversary, and one hundred percent vesting on the three-year anniversary of the date of the grant. As of March 31, 2006, the Company had a total of 88,478 shares available for future grants under the shareholder approved plan.

The Company adopted SFAS No. 123R “Accounting for Stock-Based Compensation,” (“SFAS No. 123R”) on January 1, 2006. SFAS No. 123R requires that the cost resulting from stock option awards be recognized in the financial statements. The Company is utilizing the “modified prospective” transition method to measure the cost of the awards over the remaining vesting period for those options that had been granted prior to January 1, 2006 and were not fully vested as of that date. The expense will be based on the fair value determined at the grant date. Prior to the adoption of SFAS No. 123R, the Company applied APB Opinion No. 25 and related interpretations in accounting for this plan. Accordingly, no compensation cost was recognized in the financial statements for the stock options prior to January 1, 2006. Results for periods prior to January 1, 2006 have not been restated.

Had compensation cost for the Company’s stock incentive plan been determined in accordance with SFAS No. 123R, the Company’s net income and earnings per share for the three months ended March 31, 2005 would have been reduced to the pro forma amounts indicated below:

3 Months Ended March 31, 2005
Net income (dollars in thousands):
As reported	$1,730
Pro forma	1,645
Earnings per share:
As reported—basic	$.46
As reported—diluted	$.45
Pro forma—basic	$.44
Pro forma—diluted	$.44

Compensation expense for employee and director stock options included in the financial results for the three months ended March 31, 2006 totaled $57,000. The amount of related income tax benefit for the period was $3,000. As of March 31, 2006, the Company had $330,600 of total unrecognized compensation expense related to the unvested stock options. This expense is expected to be recognized over a period of 2.6 years.

The fair value of each option was estimated on the date of grant using the Black-Scholes model. The dividend yield was calculated based on the annual dividends paid and the average closing stock price for the 12 month-ends preceeding the date of grant. Expected volatility was based on historical volatility of the Company’s stock price. Historical experience was utilized to determine the expected life of the stock options. All inputs into the Black-Scholes model are estimates at the time of grant. Actual results in the future could differ from these estimates, however such results would not impact future reported net income.

Information concerning the issuance of stock options is presented in the following table:

	Number of Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2006	571,732	$16.56
Granted	0	0.00
Exercised	5,921	13.60
Forfeited	0	0.00
Expired	3,162	22.00
Outstanding at March 31, 2006	562,649	$16.56

As of March 31, 2006, the Company had exercisable options of 431,096.

9.	Reclassifications

Certain reclassifications have been made to prior year consolidated financial statements in order to conform to current year presentation.

PART I—Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

QUARTER ENDED March 31, 2006

OVERVIEW

The following discussion is provided for the consolidated operations of MidWestOne Financial Group, Inc. (“Company”), which includes its wholly-owned banking subsidiary, MidWestOne Bank (“Bank”), its wholly-owned insurance agency, Cook & Son Agency, Inc. (“Cook & Son”) and its wholly-owned investment brokerage subsidiary, MidWestOne Investment Services, Inc. (“MWI”). Prior to January 1, 2006, the Company operated four wholly-owned banking subsidiaries that included MidWestOne Bank & Trust, Central Valley Bank, Pella State Bank and MidWestOne Bank. Effective January 1, 2006, the four bank subsidiaries were merged into MidWestOne Bank & Trust with the name of the resulting bank changed to MidWestOne Bank. The Company acquired Cook & Son on September 1, 2005. The results of operation for the first three months of 2005 do not include results from the insurance agency. On January 23, 2006, the Bank opened a branch location in Davenport, Iowa, which has contributed to the growth of loans in the first quarter of 2006. The discussion focuses on the consolidated results of operations for the three months ended March 31, 2006, compared to the same period in 2005, and on the consolidated financial condition of the Company and its subsidiaries as of March 31, 2006 and December 31, 2005.

The Company earned net income of $1,919,000 for the quarter ended March 31, 2006, compared with net income of $1,730,000 for the quarter ended March 31, 2005, an increase of $189,000 or 11 percent. The increase in net income was primarily due to interest income of $364,000 collected on a previously charged off loan, additional interest income earned as a result of growth in the Company’s loans and higher interest rates. The increase in interest income was partially offset by higher interest expense on deposits and borrowed funds due to higher market interest rates and growth in deposits. Basic earnings per share for the quarter ended March 31, 2006 were $.52 versus $.46 for the quarter ended March 31, 2005. Diluted earnings per share were $.51 for the first quarter of 2006 and $.45 for the first quarter of 2005. Weighted average shares outstanding were 3,706,331 and 3,763,715 for the first quarter of 2006 and 2005, respectively. The Company’s return on average assets for the quarter ended March 31, 2006 was 1.14 percent compared with a return of 1.09 percent for the quarter ended March 31, 2005. The Company’s return on average equity was 13.12 percent for the three months ended March 31, 2006 versus 12.22 percent for the three months ended March 31, 2005.

On January 6, 2006, the Company received the proceeds from the recovery of an agricultural loan that had been charged off in 2001. These proceeds included a loan principal recovery of $901,000 that was credited to the allowance for loan losses, $364,000 in interest that was recorded to interest income on loans and $50,000 credited to other loan income for the reimbursement of attorney fees incurred by the Company in 2001. The interest income and fees recovered contributed $.08 per share basic and diluted to the Company’s earnings in the first quarter of 2006.

The following table presents selected financial results and measures for the three months ended March 31, 2006 compared with the three months ended March 31, 2005.

	Three Months Ended March 31,
	2006	2005
Net Income	$1,919,000	$1,730,000
Average Assets	682,323,000	643,994,000
Average Shareholders’ Equity	59,322,000	57,411,000
Return on Average Assets	1.14%	1.09%
Return on Average Equity	13.12%	12.22%
Equity to Assets (end of period)	8.87%	8.99%

RESULTS OF OPERATIONS

Net Interest Income

Net interest income is computed by subtracting total interest expense from total interest income. Fluctuations in net interest income can result from the changes in the volumes of assets and liabilities as well as changes in interest rates. The Company’s net interest income for the quarter ended March 31, 2006 increased $501,000 or 8 percent to $6,790,000 from $6,289,000 for the quarter ended March 31, 2005. Total interest income was $1,510,000 greater in the first quarter of 2006 compared with the same period in 2005 due to an increase in the volume and yields on loans and due to the collection of interest income from the recovery of a loan charged off in a previous year. The increase in interest income was partially offset by increased interest expense on deposits and borrowed funds. Total interest expense for the first quarter of 2006 increased $1,009,000 or 29 percent compared with the same period in 2005 due to increased volumes and a higher cost of funds, reflecting the interest rate environment. The Company’s net interest margin on a federal tax-equivalent basis for the first quarter of 2006 increased to 4.48 percent from 4.31 percent in the first quarter of 2005. Net interest margin is a measure of the net return on interest-earning assets and is computed by dividing annualized net interest income by the average of total interest-earning assets for the period. Excluding the additional interest income associated with the charge-off loan recovery, the Company’s net interest margin was 4.25 percent. The Company’s overall yield on earning assets rose to 7.30 percent for the first quarter of 2006 compared with 6.62 percent for the first quarter of 2005. The rate on interest-bearing liabilities increased in the first quarter of 2006 to 3.25 percent compared to 2.61 percent for the first quarter of 2005.

Interest income and fees on loans increased $1,745,000 or 28 percent in the first quarter of 2006 compared to the same period in 2005. Average loans were $42,813,000 or 11 percent higher in the first quarter of 2006 compared with 2005, which contributed to the growth in interest income. The increase in loan volume reflects new loan originations primarily in the Cedar Falls/Waterloo and Davenport, Iowa markets. Higher interest rates in the first quarter of 2006 compared with 2005 also contributed to the additional interest income generated in 2006. The additional $364,000 interest income collected from the recovery of the previously charged off loan also contributed to the overall increase in interest income for the quarter. Excluding the interest income collected on the charged off loan, the average yield on loans increased to 6.91 percent for the first quarter of 2006, compared to 6.25 percent in the first quarter of 2005. The yield on the Company’s loan portfolio is affected by the amount of nonaccrual loans (which do not earn interest income), the mix of the portfolio (real estate loans generally have a lower overall yield than commercial and agricultural loans), the effects of competition and the interest rate environment on the amounts and volumes of new loan originations, and the mix of variable rate versus fixed rate loans in the Company’s portfolio. Additionally, many of the borrowers have refinanced their real estate mortgages outside the Company to take advantage of long-term fixed-rate loans. The Company has typically not retained this type of loan in its portfolio in order to reduce interest rate risk. Competition in the local markets served by the Company has caused the pricing of new and many existing loans to be at or near the national prime rate. Historically, the Company had been able to price many of these loans higher than prime. Recent increases in the prime rate have helped offset the competitive factors to increase the overall loan portfolio yield.

Interest and discount income on loan pool participations decreased $147,000 or 5 percent in the first quarter of 2006 compared with the same period in 2005. Interest income and discount collected on the loan pool participations for the three months ended March 31, 2006 was $2,609,000 compared with $2,756,000 collected in the three months ended March 31, 2005. The yield on loan pool participations was 10.98 percent for the first quarter of 2006 compared with 10.90 percent for the same period in 2005. The average loan pool participation investment balance was $6,174,000 or 6 percent lower in the first quarter of 2006 than in 2005. These loan pool participations are pools of performing and distressed and nonperforming loans that the Company has purchased at a discount from the aggregate outstanding principal amount of the underlying loans. Income is derived from this investment in the form of interest collected and the repayment of the principal in excess of the purchase cost which is herein referred to as “discount recovery.” The Company recognizes interest income and discount recovery on its loan pool participations on a cash basis. The loan pool participations have traditionally been a high-yield activity for the Company, but this yield has fluctuated from period to period based on the amount of cash collections, discount recovery, and net collection expenses of the servicer in any given period. The income and yield on loan pool participations may vary in future periods due to the volume and discount rate on loan pools purchased. The adoption of SOP 03-3 on January 1, 2005 has not had a material effect on the income recognized on loan pool participations in the first quarter of 2006. All loans that the Company had purchased prior to January 1, 2005 continue to utilize the cash basis for recognition of interest income and discount recovery. The loan pool participations purchased subsequent to January 1, 2005 that are subject to the “accretable yield” income recognition requirements of SOP 03-3 have not generated significant amounts of income to date.

Interest income on investment securities decreased $90,000 or 10 percent in the quarter ended March 31, 2006, compared with the quarter ended March 31, 2005 due to decreased volume in the portfolio. Interest income on investment securities totaled $785,000 for the first quarter of 2006 compared with $875,000 in 2005. The average balance of investments in the first quarter of 2006 was $82,462,000 versus $96,161,000 in the first quarter of 2005. The tax-equivalent yield on the Company’s investment portfolio in the first quarter of 2006 increased to 4.34 percent from 3.97 percent in the comparable period of 2005 reflecting reinvestment of maturing securities at higher market interest rates.

Interest expense on deposits was $1,015,000 or 47 percent greater in the first quarter of 2006 compared with the same period in 2005 mainly due to higher market interest rates and increased deposit volumes. The weighted average rate paid on interest-bearing deposits was 2.85 percent in the first quarter of 2006 compared to 2.03 percent paid in the first quarter of 2005. Average interest-bearing deposits for the first quarter of 2006 were $22,018,000 greater compared with the same period in 2005. The Company has noted higher market rates and has increased the rates it pays on deposit accounts in response to the competition.

Interest expense on borrowed funds was $6,000 less in the first quarter of 2006 compared with the same period in 2005. The Company’s average borrowed funds balances were lower in the first quarter of 2006 resulting in reduced interest expense. This reduction in interest expense was partially offset by higher market interest rates in 2006 compared with 2005. Average borrowed funds for the first quarter of 2006 were $2,595,000 lower compared to the same period in 2005. The weighted average rate paid on borrowed funds increased to 4.88 percent in the first quarter of 2006 compared with 4.79 percent in the first quarter of 2005.

Provision for Loan Losses

The Company recorded no provision for loan losses in the first quarter of 2006 compared with $191,000 in the first quarter of 2005. The decrease in 2006 compared to 2005 was due to the recovery of the $901,000 previously charged off agricultural loan credited to the reserve in January 2006. Loans charged off in the first quarter of 2006 totaled $184,000. In addition to the $901,000 recovery, other prior-period charge-offs of $65,000 were recovered, resulting in a net recovery for the period of $782,000. This compares with net charge-offs of $30,000 in the first quarter of 2005. Management determines an appropriate provision based on its evaluation of the adequacy of the allowance for loan losses in relationship to a continuing review of problem loans, the current economic conditions, actual loss experience and industry trends. Management believes that the allowance for loan losses is adequate based on the inherent risk in the portfolio as of March 31, 2006; however, growth in the loan portfolio and the uncertainty of the general economy require that management continue to evaluate the adequacy of the allowance for loan losses and make additional provisions in future periods as deemed necessary. At the present time, management believes that no additional provision for loan losses will be necessary for the remainder of the year 2006.

Noninterest Income

Noninterest income results from the charges and fees collected by the Company from its customers for various services performed, data processing income received from nonaffiliated banks, miscellaneous other income, and gains (or losses) from the sale of investment securities held in the available for sale category. Total noninterest income was $445,000 or 45 percent greater in the first quarter of 2006 compared with the same period in 2005. Service charges on deposit accounts increased $123,000 or 35 percent for the quarter ended March 31, 2006 compared with the quarter ended March 31, 2005 due to increased non-sufficient funds charges collected subsequent to the implementation of an overdraft protection plan late in 2005. Brokerage fees increased $98,000 to $251,000 for the first quarter of 2006 due to increased sales of securities. Property and casualty insurance income was $149,000 in the first quarter of 2006 reflecting the acquisition of a full-service insurance agency on September 1, 2005. Loan origination fees on single-family real estate loans that were originated by the Company and sold servicing-released to the secondary market increased to $104,000 in the first quarter of 2006 compared to $66,000 for the first quarter of 2005 due to increased origination activity. Other income increased by $177,000 or 43 percent partially due to the collection of attorney fees associated with the charge-off recovery and other miscellaneous income. Recognized available for sale investment security losses totaled $126,000 in the first quarter of 2006 versus recognized losses of $10,000 in the first quarter of 2005.

Noninterest Expense

Total noninterest expense for the quarter ended March 31, 2006 was $884,000 or 20 percent greater compared to noninterest expense for the quarter ended March 31, 2005. Noninterest expense includes all the costs incurred to operate the Company except for interest expense, the loan loss provision and income taxes. Salaries and benefits expense for the first quarter of 2006 was $736,000 or 31 percent higher compared with the same period in 2005. The increase was attributable to additional salaries and benefits expense for the acquired insurance agency, additional staff hired for the Davenport, Iowa branch location that opened on January 23, 2006, annual compensation adjustments and increased health-care insurance premium costs. Salaries and benefits expense increased $57,000 for the first quarter of 2006 following the adoption of FASB Statement 123(R) reflecting employee stock option compensation expense. Average full-time equivalent employees increased from 200 for the three months ended March 31, 2005 to 215 for the three months ended March 31, 2006. Additionally, the Company incurred three payroll periods during the month of March 2006 that impacted the first quarter results by increasing salary and benefits expense for the quarter by approximately $380,000. Three payroll periods in one month typically occurs twice each year. In 2006, a third payroll period occurs in the first and third quarters, while in 2005 three payroll periods occurred during the second and third quarters. All other operating expenses rose $148,000 or 7 percent in the first quarter of 2006 compared to the first quarter of 2005 with much of the additional expense attributable to costs associated with the consolidation of the Company’s four bank charters into one bank.

Income Tax Expense

The Company incurred income tax expense of $976,000 for the three months ended March 31, 2006 compared with $912,000 for the three months ended March 31, 2005. The effective income tax rate as a percent of income before taxes for the three months ended March 31, 2006 and 2005 was 33.7 percent and 34.5 percent, respectively. The effective tax rate varies from the statutory rate due to state taxes and the amount of tax-exempt income earned during the period.

FINANCIAL CONDITION

Total assets as of March 31, 2006 were $673,616,000 compared with $676,332,000 as of December 31, 2005, a decrease of $2,716,000 or less than 1 percent. As of March 31, 2006, the Company had no federal funds sold and $4,590,000 in federal funds purchased compared with $7,575,000 purchased as of December 31, 2005. Federal funds are purchased on a short-term basis to meet liquidity needs.

Investment Securities

Investment securities available for sale totaled $68,366,000 as of March 31, 2006. This is a decrease of $6,140,000 from December 31, 2005. The proceeds from maturing and sold securities were utilized to fund growth in the Company’s loan portfolio. Investment securities classified as held to maturity declined to $12,817,000 as of March 31, 2006, compared with $12,986,000 on December 31, 2005 due to maturity of municipal bonds.

Loans

Total loans were $450,219,000 as of March 31, 2006, compared with $433,437,000 as of December 31, 2005, an increase of $16,782,000 or 4 percent. Much of the growth in the first quarter of 2006 came from commercial and commercial real estate loans at the new Davenport, Iowa branch as well as growth in the Cedar Falls/Waterloo, Iowa area. As of March 31, 2006, the Company’s loan to deposit ratio was 88.9 percent compared with a year-end 2005 loan to deposit ratio of 85.8 percent. As of March 31, 2006, loans secured by real estate (including single-family, multi-family, commercial and agricultural) comprised the largest category in the portfolio at approximately 66 percent of total loans. Commercial loans were the next largest category at 18 percent. Agricultural loans were approximately 13 percent of the total loan portfolio and loans to individuals constituted approximately 3 percent.

Loan Pool Participations

As of March 31, 2006, the Company had loan pool participations of $90,712,000, a decrease of $12,858,000 or 12 percent from the December 31, 2005 balance of $103,570,000. The decrease in the loan pool participations is the result of collections of loan pool participations during the period. The loan pool investment balance shown as an asset on the Company’s Statement of Condition represents the discounted purchase cost of the loan pool participations. The average loan pool participation balance of $96,401,000 for the first three months of 2006 was $6,174,000 or 6 percent lower than the average balance of $102,575,000 for the first three months of 2005.

Goodwill and Other Intangible Assets

Goodwill totaled $13,405,000 as of March 31, 2006 and December 31, 2005. Goodwill is subject to testing at least annually for impairment in accordance with the provisions of Financial Accounting Standards Board Statement No. 142. No impairment write-down of goodwill has been recorded.

Other intangible assets decreased to $1,339,000 as of March 31, 2006 from the December 31, 2005 total of $1,417,000 reflecting the amortization of intangible assets. The gross carrying amount of other intangible assets and the associated accumulated amortization at March 31, 2006 and December 31, 2005 is presented in the table below. Amortization expense for other intangible assets for the three months ended March 31, 2006 and 2005 was $78,000 and $74,000, respectively.

	Gross Carrying Amount	Accumulated Amortization	Unamortized Intangible Assets
	(in thousands)
March 31, 2006
Other intangible assets:
Core deposit premium	$3,281	2,583	698
Customer list intangible	$786	145	641

Total	$4,067	$2,728	$1,339

December 31, 2005
Other intangible assets:
Core deposit premium	$3,281	2,532	749
Customer list intangible	$786	118	668

Total	$4,067	$2,650	$1,417

Amortization of intangible assets is recorded using an accelerated method based on the estimated life of the core deposit intangible. Projections of amortization expense are based on existing asset balances and the remaining useful lives. The following table shows the estimated future amortization expense.

	Core Deposit Premium	Customer List Intangible	Totals
	(in thousands)
Nine months ended December 31, 2006	$133	78	211

Year ended December 31,
2007	155	97	252
2008	156	87	243
2009	127	79	206
2010	41	71	112
2011	41	62	103
Thereafter	45	167	212

Deposits

Total deposits as of March 31, 2006 were $506,422,000 compared with $505,245,000 as of December 31, 2005, an increase of $1,177,000 or less than 1 percent. Certificates of deposit remain the largest category of deposits at March 31, 2006 representing approximately 55 percent of total deposits.

Borrowed Funds/Notes Payable

The Company had $4,590,000 in federal funds purchased on March 1, 2006. There was $7,575,000 in federal funds purchased on December 31, 2005. During the first three months of 2006, the Company had an average balance of federal funds purchased of $12,358,000. Advances from the Federal Home Loan Bank totaled $82,100,000 as of March 31, 2006 compared with $83,100,000 as of December 31, 2005. The Company utilizes Federal funds purchased and Federal Home Loan Bank advances as a supplement to customer deposits to fund earning assets. Notes payable decreased to $4,600,000 on March 31, 2006 compared to $6,100,000 as of December 31, 2005. Long-term debt in the form of a trust-preferred security was $10,310,000 as of March 31, 2006 and December 31, 2005.

Nonperforming Assets

The Company’s nonperforming assets totaled $1,902,000 (.42 percent of total loans) as of March 31, 2006, compared to $5,825,000 (1.34 percent of total loans) as of December 31, 2005. The decrease in nonperforming assets is primarily due to two large credits. All nonperforming asset totals and related ratios exclude the loan pool participations. The following table presents the categories of nonperforming assets as of March 31, 2006 compared with December 31, 2005:

	March 31, 2006	December 31, 2005
	(in thousands)
Impaired loans and leases:
Nonaccrual	$660	1,522
Restructured	159	159

Total impaired loans and leases	819	1,681
Loans and leases past due 90 days and more	633	1,671

Total nonperforming loans	1,452	3,352
Other real estate owned	450	2,473

Total nonperforming assets	$1,902	5,825

From December 31, 2005 to March 31, 2006, the Company’s nonaccrual loans decreased $862,000. The largest portion of the decrease in nonaccrual loans is related to the remaining portion of the commercial real estate loan on a truck stop/convenience store that was placed on nonaccrual status during the third quarter of 2005. The nonaccrual portion of the loan as well as the other real estate portion of the credit was resolved during the first quarter of 2006 when the entire amount was assumed by a new borrower. No loss was incurred by the Company related to the resolution of this credit. Loans ninety days past due decreased $1,038,000. The largest loan contributing to the decrease in the ninety days past due category is a $638,000 guaranteed agricultural participation loan on which the Company had not received a payment prior to December 31, 2005. This payment was subsequently received in the first quarter of 2006 and the loan is now current. Troubled debt restructurings remained unchanged from December 31, 2005 to March 31, 2006. Other real estate owned decreased $2,023,000 in the first quarter of 2006 reflecting the resolution of the truck stop/convenience store credit. The Company’s allowance for loan losses as of March 31, 2006 was $5,793,000, which was 1.29 percent of total loans as of that date. This compares with an allowance for loan losses of $5,011,000 as of December 31, 2005, which was 1.16 percent of total loans. The allowance for loan losses increased $782,000 during the first quarter of 2006 primarily as a result of the $901,000 recovery of the previously charged-off agricultural loan received during the period. As of March 31, 2006, the allowance for loan losses was 304.59 percent of nonperforming assets compared with 86.01 percent as of December 31, 2005. Based on the inherent risk in the loan portfolio, management believes that as of March 31, 2006, the allowance for loan losses is adequate. For the three months ended March 31, 2006, the Company recognized a loan recovery of $782,000 compared with net charge-offs of $30,000 during the three months ended March 31, 2005.

Changes in the allowance for loan losses for the three months ended March 31, 2006 and 2005 were as follows:

	2006	2005
	(in thousands)
Balance at beginning of year	$5,011	4,745
Provision for loan losses	—	191
Recoveries on loans previously charged off	966	85
Loans charged off	(184)	(115)

Balance at end of period	$5,793	4,906

Capital Resources

Total shareholders’ equity was 8.9 percent of total assets as of March 31, 2006 and was 8.6 percent as of December 31, 2005. The Company’s Tier 1 Capital Ratio was 10.6 percent of risk-weighted assets as of March 31, 2006 and was 10.4 percent as of December 31, 2005, compared to a 4.0 percent regulatory requirement. Risk-based capital guidelines require the classification of assets and some off-balance-sheet items in terms of credit-risk exposure and the measuring of capital as a percentage of the risk-adjusted asset totals. Tier 1 Capital is the Company’s total common shareholders’ equity plus the trust preferred security reduced by goodwill. Management believes that, as of March 31, 2006, the Company and its subsidiary bank meet all capital adequacy requirements to which they are subject. As of that date, the bank subsidiary was “well capitalized” under regulatory prompt corrective action provisions.

On October 20, 2005, the Company announced that the Board of Directors authorized a stock repurchase of up to $2,000,000 until April 30, 2006. The Company did not repurchase any shares during the first three months of 2006. A total of 5,921 shares were issued during the first three months of 2006 for options exercised under previously awarded grants. Cash dividends of $.17 per share were paid to shareholders on March 15, 2006.

Liquidity

Liquidity management involves meeting the cash flow requirements of depositors and borrowers. The Company conducts liquidity management on both a daily and long-term basis; and it adjusts its investments in liquid assets based on expected loan demand, projected loan maturities and payments, estimated cash flows from the loan pool participations, expected deposit flows, yields available on interest-bearing deposits, and the objectives of its asset/liability management program. The Company had liquid assets (cash and cash equivalents) of $14,595,000 as of March 31, 2006, compared with $13,520,000 as of December 31, 2005. Investment securities classified as available for sale could be sold to meet liquidity needs if necessary. Additionally, the bank subsidiary maintains lines of credit with correspondent banks and the Federal Home Loan Bank that would allow it to borrow federal funds on a short-term basis if necessary. The Company also maintains a line of credit with a major commercial bank that provides liquidity for the purchase of loan pool participations and other corporate needs. Management believes that the Company has sufficient liquidity as of March 31, 2006 to meet the needs of borrowers and depositors.

Commitments and Contingencies

In the ordinary course of business, the Company is engaged in various issues involving litigation. Management believes that none of this litigation is material to the Company’s results of operations.

Acquisition of Insurance Agency

On September 1, 2005, the Company acquired Cook & Son Agency, Inc., a full-service insurance agency in Pella, Iowa. This new wholly-owned subsidiary provides property and casualty insurance services throughout the banking offices of the Company.

Critical Accounting Policies

The Company has identified two critical accounting policies and practices relative to the financial condition and results of operation. These two accounting policies relate to the allowance for loan losses and to loan pool accounting.

The allowance for loan losses is based on management’s estimate. Management believes the allowance for loan losses is adequate to absorb probable losses in the existing portfolio. In evaluating the portfolio, management takes into consideration numerous factors, including current economic conditions, prior loan loss experience, the composition of the loan portfolio, and management’s estimate of probable credit losses. The allowance for loan losses is established through a provision for loss based on management’s evaluation of the risk inherent in the loan portfolio, the composition of the portfolio, specific impaired loans, and current economic conditions. Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers among other matters, the estimated net realizable value or the fair value of the underlying collateral, economic conditions, historical loss experience, and other factors that warrant recognition in providing for an adequate allowance for loan losses.

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

Off-Balance-Sheet Arrangements

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. As of March 31, 2006 and December 31, 2005, outstanding commitments to extend credit totaled approximately $93,295,000 and $79,755,000, respectively.

Commitments under standby letters of credit outstanding aggregated $3,117,000 and $3,750,000 as of March 31, 2006 and December 31, 2005, respectively. The Company does not anticipate any losses as a result of these transactions.

Part I—Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Market risk is the risk of earnings volatility that results from adverse changes in interest rates and market prices. The Company’s market risk is primarily comprised of interest rate risk arising from its core banking activities of lending and deposit taking. Interest rate risk is the risk that changes in market interest rates may adversely affect the Company’s net interest income. Management continually develops and applies strategies to mitigate this risk. The Company has not experienced any material changes to its market risk position since December 31, 2005, from that disclosed in the Company’s 2005 Form 10-K Annual Report. Management does not believe that the Company’s primary market risk exposures and how those exposures were managed in the first three months of 2006 changed when compared to 2005.

The Company uses a third-party computer software simulation modeling program to measure its exposure to potential interest rate changes. For various assumed hypothetical changes in market interest rates, numerous other assumptions are made such as prepayment speeds on loans and securities backed by mortgages, the slope of the Treasury yield curve, the rates and volumes of the Company’s deposits and the rates and volumes of the Company’s loans. This analysis measures the estimated change in net interest income in the event of hypothetical changes in interest rates. This analysis of the Company’s interest rate risk was presented in the Form 10-K filed by the Company for the year ended December 31, 2005.

Part I—Item 4. Controls and Procedures.

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

Part II—Item 1A Risk Factors.

There were no material changes in the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Part II—Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) - (b) - (c) Not Applicable

Part II—Item 6.    Exhibits.

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

May 15, 2006

Dated

By:	/S/ DAVID A. MEINERT
David A. Meinert
Executive Vice President and Chief Financial Officer (Principal Accounting Officer)

May 15, 2006

Dated