Form 10-Q
period 2006-06-30
MIDWESTONE FINANCIAL GROUP INC
filed 2006-08-11
CIK 741390

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

As of August 11, 2006, there were 3,692,267 shares of common stock $5 par value outstanding.

PART I — Item 1. Financial Statements

MIDWESTONE FINANCIAL GROUP, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

(dollars in thousands)	June 30, 2006	December 31, 2005
	(unaudited)
ASSETS
Cash and due from banks	$14,535	$13,103
Interest-bearing deposits in banks	465	417

Cash and cash equivalents	15,000	13,520

Investment securities:
Available for sale at fair value	67,529	74,506
Held to maturity (fair value of $12,055 as of June 30, 2006 and $12,925 as of December 31, 2005)	12,253	12,986
Loans	476,310	433,437
Allowance for loan losses	(5,679)	(5,011)

Net loans	470,631	428,426

Loan pool participations	92,593	103,570
Premises and equipment, net	11,628	10,815
Accrued interest receivable	5,596	5,334
Goodwill	13,405	13,405
Other intangible assets, net	1,262	1,417
Cash surrender value of life insurance	7,657	7,523
Other real estate owned	440	2,473
Other assets	3,413	2,357

Total assets	$701,407	$676,332

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand	$47,233	$50,309
Interest-bearing checking	64,764	65,435
Savings	115,338	115,218
Certificates of deposit	285,012	274,283

Total deposits	512,347	505,245
Federal funds purchased	14,670	7,575
Federal Home Loan Bank advances	94,100	83,100
Notes payable	4,550	6,100
Long-term debt	10,310	10,310
Accrued interest payable	1,957	1,672
Other liabilities	3,610	3,944

Total liabilities	641,544	617,946

Shareholders’ equity:
Common stock, $5 par value; authorized 20,000,000 shares; issued 4,912,849 shares as of June 30, 2006 and December 31, 2005	24,564	24,564
Capital surplus	12,883	12,886
Treasury stock at cost, 1,223,221 shares as of June 30, 2006, and 1,211,462 shares as of December 31, 2005	(17,302)	(16,951)
Retained earnings	40,908	38,630
Accumulated other comprehensive loss	(1,190)	(743)

Total shareholders’ equity	59,863	58,386

Total liabilities and shareholders’ equity	$701,407	$676,332

See accompanying notes to consolidated financial statements.

PART I — Item 1. Financial Statements, Continued

MIDWESTONE FINANCIAL GROUP, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited) (dollars in thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Interest income:
Interest and fees on loans	$8,238	$6,533	$16,112	$12,662
Interest and discount on loan pool participations	2,183	2,583	4,792	5,339
Interest on bank deposits	8	1	15	3
Interest on federal funds sold	—	6	3	12
Interest on investment securities:
Available for sale	662	739	1,323	1,511
Held to maturity	123	128	247	231

Total interest income	11,214	9,990	22,492	19,758

Interest expense:
Interest on deposits:
Interest-bearing checking	92	76	178	151
Savings	656	390	1,197	747
Certificates of deposit	2,728	1,802	5,254	3,508
Interest on federal funds purchased	175	84	245	117
Interest on Federal Home Loan Bank advances	1,044	957	1,991	1,974
Interest on notes payable	89	124	194	250
Interest on long-term debt	232	182	445	347

Total interest expense	5,016	3,615	9,504	7,094

Net interest income	6,198	6,375	12,988	12,664
Provision for loan losses	—	108	—	299

Net interest income after provision for loan losses	6,198	6,267	12,988	12,365

Noninterest income:
Deposit service charges	586	392	1,060	743
Other customer service charges and fees	157	197	313	375
Brokerage commissions	288	137	539	290
Insurance commissions	236	30	385	54
Data processing income	57	54	109	102
Mortgage origination fees	142	113	246	179
Other operating income	136	212	515	396
Loss on sale of available for sale securities	—	(44)	(126)	(54)

Total noninterest income	1,602	1,091	3,041	2,085

Noninterest expense:
Salaries and employee benefits	2,981	2,921	6,128	5,332
Net occupancy expense	852	848	1,739	1,734
Data processing expense	123	124	230	223
Professional fees	164	210	340	374
Other intangible asset amortization	77	73	155	147
Other operating expense	1,118	873	2,057	1,689

Total noninterest expense	5,315	5,049	10,649	9,499

Income before income tax expense	2,485	2,309	5,380	4,951
Income tax expense	830	778	1,806	1,690

Net income	$1,655	$1,531	$3,574	$3,261

Earnings per common share - basic	$0.44	$0.41	$0.96	$0.87
Earnings per common share - diluted	$0.44	$0.40	$0.95	$0.85
Dividends per common share	$0.18	$0.17	$0.35	$0.34

See accompanying notes to consolidated financial statements.

PART I — Item 1. Financial Statements, Continued

MIDWESTONE FINANCIAL GROUP, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited) (in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income	$1,655	$1,531	$3,574	$3,261
Other comprehensive loss:
Unrealized (losses) gains on securities available for sale:
Unrealized holding (losses) gains arising during the period, net of tax	(402)	210	(526)	(334)
Reclassification adjustment for net losses included in net income, net of tax	—	28	79	34

Other comprehensive (loss) gain, net of tax	(402)	238	(447)	(300)

Comprehensive income	$1,253	$1,769	$3,127	$2,961

See accompanying notes to consolidated financial statements.

PART I — Item 1. Financial Statements, Continued

MIDWESTONE FINANCIAL GROUP, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(unaudited) (in thousands, except per share amounts)	Common Stock	Capital Surplus	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2004	$24,564	12,956	(15,640)	35,085	(35)	56,930

Comprehensive income:
Net income	—	—	—	3,261	—	3,261
Unrealized losses arising during the year on securities available for sale	—	—	—	—	(334)	(334)
Reclassification adjustment for realized losses on securities available for sale, net of tax	—	—	—	—	34	34

Total comprehensive income	—	—	—	3,261	(300)	2,961

Dividends paid ($.34 per share)		—	—	(1,280)	—	(1,280)
Stock options exercised (28,979 shares)	—	(43)	391	—	—	348
Treasury stock purchased (40,000 shares)	—	—	(747)	—	—	(747)

Balance at June 30, 2005	$24,564	12,913	(15,996)	37,066	(335)	58,212

Balance at December 31, 2005	$24,564	12,886	(16,951)	38,630	(743)	58,386

Comprehensive income:
Net income	—	—	—	3,574	—	3,574
Unrealized losses arising during the period on securities available for sale	—	—	—	—	(526)	(526)
Reclassification adjustment for realized losses on securities available for sale, net of tax	—	—	—	—	79	79

Total comprehensive income	—	—	—	3,574	(447)	3,127

Dividends paid ($.35 per share)	—	—	—	(1,296)	—	(1,296)
Stock-based compensation	—	10	112		—	122
Stock options exercised (15,241 shares)	—	(13)	214	—	—	201
Treasury stock purchased (35,000 shares)	—	—	(677)	—	—	(677)

Balance at June 30, 2006	$24,564	12,883	(17,302)	40,908	(1,190)	59,863

See accompanying notes to consolidated financial statements.

PART I — Item 1. Financial Statements, Continued

MIDWESTONE FINANCIAL GROUP, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (dollars in thousands)	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net income	$3,574	$3,261
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	961	1,108
Provision for loan losses	—	299
Loss on sale of available for sale investment securities	126	54
Gain on sale of premises and equipment	—	(2)
Stock-based compensation	122	—
Amortization of investment securities and loan premiums	202	368
Accretion of investment securities and loan discounts	(42)	(43)
Decrease (increase) in other assets	581	(1,270)
Increase in other liabilities	208	237

Net cash provided by operating activities	5,732	4,012

Cash flows from investing activities:
Investment securities available for sale:
Proceeds from sales	6,476	4,990
Proceeds from maturities	9,075	11,878
Purchases	(9,575)	(9,072)
Investment securities held to maturity:
Proceeds from maturities	714	154
Purchases	—	(4,806)
Net increase in loans	(42,183)	(16,837)
Purchases of loan pool participations	(11,767)	(20,266)
Resale of loan pool participations	—	2,326
Principal recovery on loan pool participations	22,744	20,581
Purchases of premises and equipment	(1,619)	(1,393)
Proceeds from sale of premises and equipment	—	2

Net cash used in investing activities	(26,135)	(12,443)

Cash flows from financing activities:
Net increase (decrease) in deposits	7,102	(8,991)
Net increase in federal funds purchased	7,095	24,755
Federal Home Loan Bank advances	44,000	15,000
Repayment of Federal Home Loan Bank advances	(33,000)	(22,000)
Advances on notes payable	450	1,600
Principal payments on notes payable	(2,000)	(1,000)
Excess tax benefits related to stock options	8	—
Dividends paid	(1,296)	(1,280)
Proceeds from exercise of stock options	201	348
Purchases of treasury stock	(677)	(747)

Net cash provided by financing activities	21,883	7,685

Net increase (decrease) in cash and cash equivalents	1,480	(746)
Cash and cash equivalents at beginning of period	13,520	15,415

Cash and cash equivalents at end of period	$15,000	$14,669

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$9,219	$6,953

Income taxes	$2,511	$2,262

See accompanying notes to consolidated financial statements.

MidWestOne Financial Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

The accompanying consolidated statements of income and the consolidated statements of comprehensive income for the three months and the six months ended June 30, 2006 and 2005, the consolidated statements of cash flows for the six months ended June 30, 2006 and 2005 and the consolidated statements of condition as of June 30, 2006 and December 31, 2005 include the accounts and transactions of MidWestOne Financial Group, Inc. (“Company”) and its wholly-owned subsidiaries, MidWestOne Bank (“Bank”), MidWestOne Investment Services, Inc. (“MWI”), Cook & Son Agency, Inc. (“Cook & Son”) and MIC Financial, Inc. All material intercompany balances and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U. S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2006, and the results of operations and cash flows for the three months and the six months ended June 30, 2006 and 2005.

The results for the three months and the six months ended June 30, 2006 may not be indicative of results for the year ending December 31, 2006, or for any other period.

2.	Consolidated Statements of Cash Flows

In the consolidated statements of cash flows, cash and cash equivalents include cash and due from banks, interest-bearing deposits in banks, and federal funds sold.

3.	Income Taxes

Federal income tax expense for the three months and the six months ended June 30, 2006 and 2005 was computed using the consolidated effective federal tax rate. The Company also recognized income tax expense pertaining to state franchise taxes payable individually by the subsidiary bank.

4.	Earnings Per Common Share

Basic earnings per common share computations are based on the weighted average number of shares of common stock actually outstanding during the period. The weighted average number of shares outstanding for the quarters ended June 30, 2006 and 2005 was 3,702,483 and 3,764,908, respectively. The weighted average number of shares outstanding for the six-month periods ended June 30, 2006 and 2005 was 3,704,396 and 3,764,315, respectively. Diluted earnings per share amounts are computed by dividing net income by the weighted average number of shares outstanding and all dilutive potential shares outstanding during the period. The computation of diluted earnings per share used a weighted average number of shares outstanding of 3,775,948 and 3,844,517 for the quarters ended June 30, 2006 and 2005, respectively. The weighted average number of diluted shares outstanding was 3,773,069 and 3,850,162 for the six months ended June 30, 2006 and 2005, respectively. The following table presents the computation of earnings per common share for the respective periods:

	Quarter Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Earnings per Share Information:
Weighted average number of shares outstanding during the period	3,702,483	3,764,908	3,704,396	3,764,315
Weighted average number of shares outstanding during the period including all dilutive potential shares	3,775,948	3,844,517	3,773,069	3,850,162
Net earnings	$1,655,000	$1,531,000	$3,574,000	$3,261,000
Earnings per share – basic	$0.44	$0.41	$.96	$.87
Earnings per share – diluted	$0.44	$0.40	$.95	$.85

5.	Effect of New Financial Accounting Standards

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), replacing APB Opinion No. 20, “Accounting for Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” Unless specified in an accounting standard, SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principles and correction of errors. SFAS No. 154 became effective for fiscal years beginning after December 15, 2005. The Company adopted the provisions of SFAS No. 154 on January 1, 2006. The adoption of this statement did not have a material effect on the results of operation or the financial condition of the Company.

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

In March 2006, the FASB issued Statement No. 156, “Accounting for Servicing of Financial Assets” (“SFAS No. 156”). SFAS No. 156 is an amendment of SFAS No. 140 that requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset and requires each servicing asset or liability to be initially measured at fair value. Entities are permitted to choose the fair value measurement method or the amortization method for subsequent reporting periods. SFAS No. 156 is effective for the Company beginning on January 1, 2007. The Company does not expect this statement to have a material effect on its financial condition or results of operations.

In July 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Income Tax Uncertainties” (“FIN 48”). FIN 48 supplements SFAS No. 109, “Accounting for Income Taxes,” by defining the threshold for recognizing the benefits in the financial statements as “more-likely-than-not” to be sustained by the applicable taxing authority. The benefit recognized for a tax position that meets the “more-likely-than-not” criterion is measured based on the largest benefit that is more than 50% likely to be realized, taking into consideration the amount and probabilities of the outcomes upon settlement. The Company will adopt FIN 48 on January 1, 2007. Adoption of FIN 48 is not expected to have a material effect on the Company’s financial condition or results of operation.

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

On September 1, 2005, the Company completed its acquisition of Cook & Son, a full-service insurance agency in Pella, Iowa. The acquisition was a purchase transaction with the Company acquiring Cook & Son’s net assets of $396,000 in exchange for $830,000 in cash and 4,393 shares of the Company’s stock with a fair market value of $82,000, resulting in the recording of goodwill of $249,000 and other intangible assets of $404,000. Cook & Son’s results of operations from September 1, 2005 are included in the Company’s consolidated statements of income.

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

Had compensation cost for the Company’s stock incentive plan been determined in accordance with SFAS No. 123R, the Company’s net income and earnings per share for the three months and the six months ended June 30, 2005 would have been reduced to the pro forma amounts indicated below:

	Three Moths Ended June 30, 2005	Six Months Ended June 30, 2005
Net income (dollars in thousands):
As reported	$1,531	$3,261
Pro forma	1,446	3,091
Earnings per share:
As reported – basic	$.41	$.87
As reported – diluted	$.40	$.85
Pro forma – basic	$.38	$.82
Pro forma – diluted	$.39	$.83

The Company’s 1998 Stock Incentive Plan reserved up to 550,000 shares of common stock for issuance pursuant to options or other awards which may be granted to officers, key employees and certain non-employee directors of the Company. The compensation committee of the Company’s board of directors determines the award of options. The exercise price of each option equals the market price of the Company’s stock on the date of grant. The options’ maximum term is ten years, with vesting occurring at the rate of thirty-three percent on the one-year anniversary of the date of grant, sixty-six percent vesting on the two-year anniversary, and one hundred percent vesting on the three-year anniversary of the date of the grant. No awards were made pursuant to the 1998 Plan in the first six months of 2006. As of June 30, 2006, the Company had a total of 88,478 shares available for future grants under the 1998 Stock Incentive Plan.

The shareholders of the Company approved the 2006 Stock Incentive Plan at the annual meeting of shareholders on April 28, 2006. The Company’s board of directors had adopted the plan on February 16, 2006. The 2006 Plan reserves up to 250,000 shares of common stock for issuance pursuant to options and restricted stock units which may be granted to officers and key employees of the Company as determined by the compensation committee of the board of directors. The plan also provides that each non-employee director of the Company be awarded 1,000 stock options as of the date of each annual meeting of shareholders of the Company. The exercise price of each option equals the market price of the Company’s stock on the date of grant. The options’ maximum term is ten years, with vesting occurring at the rate of thirty-three percent on the one-year anniversary of the date of grant, sixty-six percent vesting on the two-year anniversary, and one hundred percent vesting on the three-year anniversary of the date of the grant. The plan also provides that 1,000 shares of restricted stock are awarded to existing non-employee directors of the Company upon the adoption of the plan. Any non-employee director subsequently elected to the board will be awarded 1,000 restricted shares of stock upon their initial election to the board of directors. The restricted stock units awarded to non-employee directors will vest thirty-three percent upon the first anniversary of the date of grant, an additional thirty-three percent upon the second anniversary of the date of grant and the remaining thirty-four percent upon the third anniversary of the date of grant. Each portion of the restricted shares will not, however, be transferable until the third anniversary after such portion vests. Upon adoption of the plan by the shareholders on April 28, 2006, each of the eight existing non-employee directors was awarded 1,000 shares of restricted stock and 1,000 stock options at the exercise price of $19.07. A total of 16,000 shares were utilized for these awards. As of June 30, 2006, the Company had a total of 234,000 shares available for future grants under the 2006 Stock Incentive Plan.

A total of 8,000 stock options were issued to non-employee directors through the first six months of 2006 in accordance with the terms of 2006 Stock Option Plan. These options were granted at the exercise price of $19.07, which was the closing stock price on the date of grant. The fair value of each option of $2.64 was estimated on the date of grant using the Black-Scholes model. The expected dividend yield of 3.92 percent was calculated based on the historical annual dividends paid by the Company and the average closing stock price for the 60 month-ends preceding the date of grant. Expected volatility of .169 was based on historical volatility of the Company’s stock price over the past five years preceding the date of grant. Historical experience was utilized to determine the expected life of the stock options, which is 5.2 years. The risk-free interest rate of 4.90 percent used was the rate on a 5 year Treasury bond as of the grant date. All inputs into the Black-Scholes model are estimates at the time of grant. Actual results in the future could differ from these estimates, however such results would not impact future reported net income. Compensation expense related to the options awarded is based on the fair value of the options and is expensed on a straight-line basis over the three-year vesting period of the options.

As of June 30, 2006, the Company had $279,000 of total unrecognized compensation expense related to the unvested stock options. This expense is expected to be recognized over a weighted-average period of 1.7 years.

During the first six months of 2006 a total of 15,241 options were exercised. The weighted-average exercise price of these options was $12.62 and the intrinsic value totaled $93,000. The excess tax benefit recognized on the exercise of these options totaled $8,000.

Information concerning the issuance of stock options is presented in the following table:

	Number of Shares	Weighted- Average Exercise Price
Outstanding at December 31, 2005	571,732	$16.56
Granted	8,000	19.07
Exercised	(15,241)	12.62
Forfeited or Expired	(3,162)	22.00

Outstanding at June 30, 2006	561,329	$16.67
Exercisable at June 30, 2006	421,776	$15.88

As of June 30, 2006, exercisable stock options had a weighted-average remaining contractual term of 5.2 years and aggregate intrinsic value of $1,512,000.

In accordance with the provisions of the 2006 Stock Incentive Plan adopted by the shareholders on April 28, 2006, the Company issued 1,000 restricted stock units to each of the 8 non-employee directors of the Company as of the date of adoption of the plan. A total of 8,000 restricted stock units were issued from shares held in treasury at the current market price of $19.07 per share. The vesting and terms of these restricted stock units is discussed previously in the description of the 2006 Stock Incentive Plan. Total share-based compensation amount related to the issuance of these restricted stock units was $153,000. This amount will be recognized as share-based compensation expense on a straight-line basis over the 3 years from the date of issuance to coincide with the vesting schedule of these restricted stock units. Unrecognized compensation cost of the restricted stock units was $145,000 as of June 30, 2006 that will be recognized over the remaining 34 months of the vesting period.

Total compensation expense recognized under share-based payment arrangements for the three months and the six months ended June 30, 2006 was $64,000 and $121,000, respectively. The amount of related income tax benefit for the three months and the six months ended June 30, 2006 was $6,000 and $9,000, respectively. Compensation expense related to the stock options awarded to employees and non-employee directors was $56,000 and $113,000 for the three months and the six months ended June 30, 2006, respectively. Compensation expense related to the director restricted stock units totaled $8,000 for both the three months and six months ended June 30, 2006.

The Company has a policy of utilizing treasury stock to satisfy share option exercises and the award of restricted stock units. As of June 30, 2006, the Company held 1,223,221 shares in treasury. The Company has periodically repurchased shares on the open market for the treasury.

9.	Reclassifications

Certain minor reclassifications of noninterest income have been made to prior year consolidated statements of income in order to conform to current year presentation.

PART I — Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

The following discussion is provided for the consolidated operations of MidWestOne Financial Group, Inc. (“Company”), which includes its wholly-owned banking subsidiary, MidWestOne Bank (“Bank”), its wholly-owned investment brokerage subsidiary, MidWestOne Investment Services, Inc. (“MWI”) and its wholly-owned insurance agency, Cook & Son Agency, Inc. (“Cook & Son”). Prior to January 1, 2006, the Company operated four wholly-owned banking subsidiaries that included MidWestOne Bank & Trust, Central Valley Bank, Pella State Bank and MidWestOne Bank. Effective January 1, 2006, the four bank subsidiaries were merged into MidWestOne Bank & Trust with the name of the resulting bank changed to MidWestOne Bank. The Company acquired Cook & Son on September 1, 2005. The results of operation for the second quarter and the first six months of 2005 do not include results from the insurance agency. On January 23, 2006, the Bank opened a branch location in Davenport, Iowa, which has contributed to the growth of loans in 2006. The discussion focuses on the consolidated results of operations for the quarter and the six months ended June 30, 2006, compared to the same periods in 2005, and on the consolidated financial condition of the Company and its subsidiaries as of June 30, 2006 and December 31, 2005.

QUARTER ended June 30, 2006

The Company earned net income of $1,655,000 for the quarter ended June 30, 2006, compared with net income of $1,531,000 for the quarter ended June 30, 2005, an increase of $124,000 or 8 percent. The increase in net income was primarily due to increased noninterest income and reduced provision for loan losses. These positive contributions to increased income were partially offset by reduced net interest income and higher noninterest expense. Interest income increased as a result of growth in the Company’s loans and higher interest rates, but was more than offset by higher interest expense on deposits and borrowed funds due to higher market interest rates and growth in deposits. Basic earnings per share for the quarter ended June 30, 2006 were $.44 versus $.41 for the quarter ended June 30, 2005. Diluted earnings per share were $.44 for the second quarter of 2006 and $.40 for the second quarter of 2005. Weighted average shares outstanding were 3,702,483 and 3,764,908 for the second quarter of 2006 and 2005, respectively. The Company’s return on average assets for the quarter ended June 30, 2006 was .96 percent compared with a return of .95 percent for the quarter ended June 30, 2005. The Company’s return on average equity was 11.02 percent for the three months ended June 30, 2006 versus 10.55 percent for the three months ended June 30, 2005.

The following table presents selected financial results and measures for the three months ended June 30, 2006 compared with the three months ended June 30, 2005.

	Three Months Ended June 30,
	2006	2005
Net Income	$1,655,000	$1,531,000
Average Assets	688,353,000	645,891,000
Average Shareholders’ Equity	60,214,000	58,200,000
Return on Average Assets	.96%	.95%
Return on Average Equity	11.02%	10.55%
Equity to Assets (end of period)	8.53%	8.80%

RESULTS OF OPERATIONS

Net Interest Income

Net interest income is computed by subtracting total interest expense from total interest income. Fluctuations in net interest income can result from the changes in the volumes of assets and liabilities as well as changes in interest rates. The Company’s net interest income for the quarter ended June 30, 2006 decreased $177,000 or 3 percent to $6,198,000 from $6,375,000 for the quarter ended June 30, 2005. Total interest income was $1,224,000 or 12 percent greater in the second quarter of 2006 compared with the same period in 2005 reflecting an increase in the volume and yields on loans. The additional interest income earned on loans was partially negated by a decrease in the interest and discount on loan pool participations. The overall increase in interest income was offset by higher interest expense on deposits and borrowed funds. Total interest expense for the second quarter of 2006 increased $1,401,000 or 39 percent compared with the same period in 2005 due to increased volumes and a higher cost of funds, reflecting the interest rate environment. The Company’s net interest margin on a federal tax-equivalent basis for the second quarter of 2006 declined to 3.98 percent from 4.33 percent in the second quarter of 2005. Net interest margin is a measure of the net return on interest-earning assets and is computed by dividing annualized net interest income by the average of total interest-earning assets for the period. The Company’s overall yield on earning assets rose to 7.12 percent for the second quarter of 2006 compared with 6.75 percent for the second quarter of 2005. The rate on interest-bearing liabilities increased in the second quarter of 2006 to 3.48 percent compared to 2.68 percent for the second quarter of 2005.

Interest income and fees on loans increased $1,705,000 or 26 percent in the second quarter of 2006 compared to the same period in 2005. Average loans were $58,241,000 or 14 percent higher in the second quarter of 2006 compared with 2005, which contributed to the growth in interest income. The increase in loan volume reflects new loan originations primarily in the Cedar Falls/Waterloo and Davenport, Iowa markets. Higher interest rates in the second quarter of 2006 compared with 2005 also contributed to the additional interest income generated in 2006. The average yield on loans increased to 7.10 percent for the second quarter of 2006, compared to 6.40 percent in the second quarter of 2005. The yield on the Company’s loan portfolio is affected by the amount of nonaccrual loans (which do not earn interest income), the mix of the portfolio (real estate loans generally have a lower overall yield than commercial and agricultural loans), the effects of competition and the interest rate environment on the amounts and volumes of new loan originations, and the mix of variable rate versus fixed rate loans in the Company’s portfolio. As of June 30, 2006, approximately 44 percent of the Company’s loan portfolio is scheduled to reprice or mature within the next twelve months. Competition in the local markets served by the Company has caused the pricing of new and many existing loans to be at or near the national prime rate. Historically, the Company had been able to price many of these loans higher than prime. Recent increases in the prime rate have helped offset the competitive factors to increase the overall loan portfolio yield.

Interest and discount income on loan pool participations decreased $400,000 or 16 percent in the second quarter of 2006 compared with the same period in 2005. Interest income and discount collected on the loan pool participations for the three months ended June 30, 2006 was $2,183,000 compared with $2,583,000 collected in the three months ended June 30, 2005. The yield on loan pool participations was 9.73 percent for the second quarter of 2006 compared with 10.86 percent for the same period in 2005. The average loan pool participation investment balance was $5,399,000 or 6 percent lower in the second quarter of 2006 than in 2005. These loan pool participations are pools of performing and distressed and nonperforming loans that the Company has purchased at a discount from the aggregate outstanding principal amount of the underlying loans. Income is derived from this investment in the form of interest collected and the repayment of the principal in excess of the purchase cost which is herein referred to as “discount recovery.” The Company recognizes interest income and discount recovery on the majority of its loan pool participations on a cash basis. The loan pool participations have traditionally been a high-yield activity for the Company, but this yield has fluctuated from period to period based on the amount of cash collections, discount recovery, and net collection expenses of the servicer in any given period. The income and yield on loan pool participations may vary in future periods due to the volume and discount rate on loan pools purchased. The Company adopted the provisions of Statement of Position SOP 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” (“SOP 03-3”)issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accounts on January 1, 2005. The adoption of SOP 03-3 has not had a material effect on the income recognized on loan pool participations. All loans that the Company had purchased prior to January 1, 2005 continue to utilize the cash basis for recognition of interest income and discount recovery. To date, the loan pool participations purchased subsequent to January 1, 2005 that are subject to the “accretable yield” income recognition requirements of SOP 03-3 have not generated significant amounts of income in excess of that which would have been recorded on a cash basis.

Interest income on investment securities decreased $82,000 or 9 percent in the quarter ended June 30, 2006, compared with the quarter ended June 30, 2005 due primarily to decreased balances in the portfolio. Interest income on investment securities totaled $785,000 for the second quarter of 2006 compared with $867,000 in 2005. The average balance of investments in the second quarter of 2006 was $81,355,000 versus $92,932,000 in the second quarter of 2005. The tax-equivalent yield on the Company’s investment portfolio in the second quarter of 2006 increased to 4.39 percent from 4.10 percent in the comparable period of 2005 reflecting reinvestment of maturing securities at higher market interest rates.

Interest expense on deposits was $1,208,000 or 53 percent greater in the second quarter of 2006 compared with the same period in 2005 due primarily to higher market interest rates and also due to increased deposit volumes. The weighted average rate paid on interest-bearing deposits was 3.03 percent in the second quarter of 2006 compared to 2.13 percent in the second quarter of 2005. Average interest-bearing deposits for the second quarter of 2006 were $33,994,000 or 8 percent greater compared with the same period in 2005. The Company has noted higher market rates and has increased the rates it pays on deposit accounts in response to its competition.

Interest expense on borrowed funds was $193,000 greater in the second quarter of 2006 compared with the same period in 2005. The Company’s average borrowed funds balances were $3,108,000 higher in the second quarter of 2006 resulting in additional interest expense. Higher market interest rates in 2006 compared with 2005 also contributed to the increase in interest expense on borrowed funds. Federal funds purchased, notes payable and long-term debt are all variable-rate borrowings that are tied to various market indexes such as the federal funds rate, the national prime rate and the three-month LIBOR. Increases in all of these market rates contributed to the Company’s higher interest expense on borrowed funds in the second quarter of 2006 compared with the same period in 2005.

Federal home loan bank advances are typically fixed-rate borrowings subject to repricing at maturity. Maturing advances that were renewed were repriced at higher market rates which also contributed to the increased interest expense for the second quarter of 2006 compared with the same period in 2005. The weighted average rate paid on borrowed funds increased to 5.28 percent in the second quarter of 2006 compared with 4.75 percent in the second quarter of 2005.

Provision for Loan Losses

The Company recorded no provision for loan losses in the second quarter of 2006 compared with $108,000 in the second quarter of 2005. The decrease in 2006 compared to 2005 was due to the recovery of $901,000 previously charged off agricultural loan credited to the reserve in January 2006. Loans charged off in the second quarter of 2006 totaled $114,000 or .10 percent of average loans outstanding. This compares with net charge-offs of $133,000 in the second quarter of 2005. Management determines an appropriate provision based on its evaluation of the adequacy of the allowance for loan losses in relationship to a continuing review of problem loans, the current economic conditions, actual loss experience and industry trends. Management believes that the allowance for loan losses is adequate based on the inherent risk in the portfolio as of June 30, 2006; however, growth in the loan portfolio and the uncertainty of the general economy require that management continue to evaluate the adequacy of the allowance for loan losses and make additional provisions in future periods as deemed necessary. In view of the anticipated growth in the Company’s loans and the uncertainty in the overall economic conditions, management anticipates that a quarterly provision for loan losses will likely be recorded for the remainder of the year 2006.

Noninterest Income

Noninterest income results from the charges and fees collected by the Company from its customers for various services performed, data processing income received from nonaffiliated banks, miscellaneous other income, and gains (or losses) from the sale of investment securities held in the available for sale category. Total noninterest income was $511,000 or 47 percent greater in the second quarter of 2006 compared with the same period in 2005. Service charges on deposit accounts increased $194,000 or 49 percent for the quarter ended June 30, 2006 compared with the quarter ended June 30, 2005 due to increased non-sufficient funds charges collected subsequent to the implementation of an overdraft protection plan late in 2005. Brokerage fees increased $151,000 from the quarter ended June 30, 2005 to $288,000 for the second quarter of 2006 due to increased sales of securities. Property and casualty insurance income (including credit life and accident & health income) was $236,000 in the second quarter of 2006 reflecting the acquisition of a full-service insurance agency on September 1, 2005. This compares with insurance commission income of $30,000 in the second quarter of 2005. Loan origination fees on single-family real estate loans that were originated by the Company and sold servicing-released to the secondary market increased to $142,000 in the second quarter of 2006 compared to $113,000 for the second quarter of 2005 due to increased origination activity. Other operating income decreased by $76,000. There were no recognized available for sale investment security losses in the second quarter of 2006 while $44,000 in recognized losses were incurred in the second quarter of 2005.

Noninterest Expense

Total noninterest expense for the quarter ended June 30, 2006 was $266,000 or 5 percent greater compared to noninterest expense for the quarter ended June 30, 2005.

Noninterest expense includes all the costs incurred to operate the Company except for interest expense, the loan loss provision and income taxes. Salaries and benefits expense for the second quarter of 2006 reflects an increase of $60,000 compared with the same period in 2005. Included in the salaries and benefits expense for the second quarter of 2005 was $136,000 in one-time cost associated with the early retirement of the executive vice president of MidWestOne Bank in Burlington. This individual was covered by an employment agreement that provided for payment of normal salary and fringe benefits for the remaining term of the employment agreement in the event of early retirement. Excluding the amount of this payout from the 2005 quarter, salaries and benefits expense for the second quarter of 2006 were $196,000 greater than in the second quarter of 2005. The increase was attributable to additional salaries and benefits expense for the acquired insurance agency, additional staff hired for the Davenport, Iowa branch location that opened on January 23, 2006, annual compensation adjustments, increased health-care insurance premium costs and share-based compensation expense. Share-based compensation expense for the second quarter of 2006 was $64,000 as a result of the adoption of FASB Statement 123R on January 1, 2006. Average full-time equivalent employees increased from 201 for the three months ended June 30, 2005 to 217 for the three months ended June 30, 2006. Other operating expenses rose $198,000 or 16 percent in the second quarter of 2006 compared to the second quarter of 2005. Most of the additional expense was attributable to increased training and marketing expenditures.

Income Tax Expense

The Company incurred income tax expense of $830,000 for the three months ended June 30, 2006 compared with $778,000 for the three months ended June 30, 2005. The effective income tax rate as a percent of income before taxes for the three months ended June 30, 2006 and 2005 was 33.4 percent and 33.7 percent, respectively. The effective tax rate varies from the statutory rate due to state taxes and the amount of tax-exempt income earned during the period.

SIX MONTHS ended June 30, 2006

The Company earned net income of $3,574,000 for the six months ended June 30, 2006, compared with net income of $3,261,000 for the six months ended June 30, 2005, an increase of $313,000 or 10 percent. The increase in net income was primarily due to increased net interest income, reduced provision for loan losses and higher noninterest income. These positive contributions to increased income were partially offset by greater noninterest expense. Net interest income increased as a result of growth in the Company’s loans, higher interest rates on loans and the recovery of interest on a previously charged-off loan. Reduced interest income and discount on loan pools and higher interest expense on deposits and borrowed funds due to higher market interest rates and growth in deposits partially offset the increase in interest income attributable to loans. Basic earnings per share for the six months ended June 30, 2006 were $.96 versus $.87 for the six months ended June 30, 2005. Diluted earnings per share were $.95 for the first half of 2006 and $.85 for the first half of 2005. Weighted average shares outstanding were 3,704,396 and 3,764,315 for the first half of 2006 and 2005, respectively. The Company’s return on average assets for the six months ended June 30, 2006 was 1.06 percent compared with a return of 1.02 percent for the six months ended June 30, 2005. The Company’s return on average equity was 12.06 percent for the six months ended June 30, 2006 versus 11.37 percent for the six months ended June 30, 2005.

On January 6, 2006, the Company received the proceeds from the recovery of an agricultural loan that had been charged off in 2001. These proceeds included a loan principal recovery of $901,000 that was credited to the allowance for loan losses, $364,000 in interest that was recorded to interest income on loans and $50,000 credited to other loan income for the reimbursement of attorney fees incurred by the Company in 2001. The interest income and fees recovered contributed $.08 per share basic and diluted to the Company’s earnings in the first six months of 2006.

The following table presents selected financial results and measures for the six months ended June 30, 2006 compared with the six months ended June 30, 2005.

	Six Months Ended June 30,
	2006	2005
Net Income	$3,574,000	$3,261,000
Average Assets	682,230,000	644,948,000
Average Shareholders’ Equity	59,771,000	57,808,000
Return on Average Assets	1.06%	1.02%
Return on Average Equity	12.06%	11.37%

Net Interest Income

The Company’s net interest income for the six months ended June 30, 2006 increased $324,000 or 3 percent to $12,988,000 from $12,664,000 for the six months ended June 30, 2005. Total interest income was $2,734,000 or 14 percent greater in the first six months of 2006 compared with the same period in 2005 reflecting an increase in the volume and yields on loans and the recovery of the interest related to the previously charged-off loan. The additional interest income earned on loans was partially negated by a decrease in the interest and discount on loan pool participations. The overall increase in interest income was offset by higher interest expense on deposits and borrowed funds. Total interest expense for the first six months of 2006 increased $2,410,000 or 34 percent compared with the same period in 2005 due to increased volumes and a higher cost of funds, reflecting the interest rate environment. The Company’s net interest margin on a federal tax-equivalent basis for the six months ended June 30, 2006 declined to 4.25 percent from 4.32 percent in the six months ended June 30, 2005. The Company’s overall yield on earning assets rose to 7.29 percent for the first six months of 2006 compared with 6.71 percent for the first six months of 2005. The rate on interest-bearing liabilities increased in the six months ended June 30, 2006 to 3.39 percent compared to 2.65 percent for the six months ended June 30, 2005.

Interest income and fees on loans increased $3,450,000 or 27 percent in the first six months of 2006 compared to the same period in 2005. Included in the interest income and fees on loans for the first six months of 2006 was an additional $364,000 collected from a previously charged off loan, which contributed to the increase in interest income. Average loans were $60,799,000 or 15 percent higher in the first six months of 2006 compared with 2005, which contributed to the growth in interest income. The increase in loan volume reflects new loan originations primarily in the Cedar Falls/Waterloo and Davenport, Iowa markets. Higher interest rates in the first half of 2006 compared with 2005 also contributed to the additional interest income generated in 2006. Excluding the interest recovered on the previously charged off loan, the average yield on loans for the first six months of 2006 was 6.99 percent compared to 6.33 percent in the first half of 2005.

Interest and discount income on loan pool participations decreased $547,000 or 10 percent in the first half of 2006 compared with the same period in 2005. Interest income and discount collected on the loan pool participations for the six months ended June 30, 2006 was $4,792,000 compared with $5,339,000 collected in the six months ended June 30, 2005. The yield on loan pool participations was 10.37 percent for the first half of 2006 compared with 10.88 percent for the same period in 2005. The average loan pool participation investment balance was $5,784,000 or 6 percent lower in the first half of 2006 than in 2005.

Interest income on investment securities decreased $172,000 or 10 percent in the six months ended June 30, 2006, compared with the six months ended June 30, 2005 due primarily to decreased balances in the portfolio. Interest income on investment securities totaled $1,570,000 for the first half of 2006 compared with $1,742,000 in 2005. The average balance of investments in the first half of 2006 was $81,906,000 versus $94,538,000 in the first half of 2005. The tax-equivalent yield on the Company’s investment portfolio in the first six months of 2006 increased to 4.36 percent from 4.03 percent in the comparable period of 2005 reflecting reinvestment of maturing securities at higher market interest rates.

Interest expense on deposits was $2,223,000 or 50 percent greater in the first half of 2006 compared with the same period in 2005 mainly due primarily to higher market interest rates and increased deposit volumes. The weighted average rate paid on interest-bearing deposits was 2.94 percent in the first half of 2006 compared to 2.08 percent in the first half of 2005. Average interest-bearing deposits for the first six months of 2006 were $28,039,000 or 7 percent greater compared with the same period in 2005.

Interest expense on borrowed funds was $187,000 greater in the first half of 2006 compared with the same period in 2005. The Company’s average borrowed funds balances were $2,853,000 lower in the first half of 2006 resulting in reduced interest expense related to volume. Higher market interest rates in 2006 compared with 2005 contributed to the overall increase in interest expense on borrowed funds. The weighted average rate paid on borrowed funds increased to 5.23 percent in the first half of 2006 compared with 4.77 percent in the first half of 2005.

Provision for Loan Losses

The Company recorded no provision for loan losses in the first six months of 2006 compared with $299,000 in the first half of 2005. The decrease in 2006 compared to 2005 was due to the recovery of the $901,000 previously charged off agricultural loan credited to the reserve in January 2006. Loans charged off in the first six months of 2006 totaled $378,000. In addition to the $901,000 recovery, other prior-period charge-offs of $145,000 were recovered, resulting in a net recovery for the first half of 2006 of $668,000. This compares with net charge-offs of $163,000 in the first half of 2005.

Noninterest Income

Total noninterest income was $956,000 or 46 percent greater in the first half of 2006 compared with the same period in 2005. Service charges on deposit accounts increased $317,000 or 43 percent for the six months ended June 30, 2006 compared with the six months ended June 30, 2005 due to increased non-sufficient funds charges collected subsequent to the implementation of an overdraft protection plan late in 2005. Brokerage fees increased $249,000 to $539,000 for the first half of 2006 due to increased sales of securities. Property and casualty insurance income (including credit life and accident & health income) totaled

$385,000 in the six months ended June 30, 2006 compared with insurance commission income of $54,000 for the first six months of 2005. This increase reflects the acquisition of a full-service insurance agency on September 1, 2005. Loan origination fees on single-family real estate loans that were originated by the Company and sold servicing-released to the secondary market increased to $246,000 in the first half of 2006 compared to $179,000 for the first half of 2005 due to increased origination activity. Other operating income increased by $119,000 primarily due to the collection of attorney fees associated with the charge-off recovery. Recognized available for sale investment security losses in the first half of 2006 were $126,000 compared with $54,000 in recognized losses incurred in the first half of 2005.

Noninterest Expense

Total noninterest expense for the six months ended June 30, 2006 was $1,150,000 or 12 percent greater compared to noninterest expense for the six months ended June 30, 2005. Salaries and benefits expense for the first half of 2006 reflects an increase of $796,000 or 15 percent compared with the same period in 2005. The increase was attributable to additional salaries and benefits expense for the acquired insurance agency, additional staff hired for the Davenport, Iowa branch location that opened on January 23, 2006, annual compensation adjustments, increased health-care insurance premium costs and share-based compensation expense. Share-based compensation expense for the first half of 2006 was $121,000 as a result of the adoption of FASB Statement 123R on January 1, 2006. Average full-time equivalent employees increased from 200 for the six months ended June 30, 2005 to 216 for the six months ended June 30, 2006. Other operating expenses rose $341,000 or 15 percent in the first half of 2006 compared to the first half of 2005. Most of the increased expense in the first half of 2006 was attributable to increased training and marketing expenditures and to costs associated with the merger of the Company’s four banks into one bank charter on January 1, 2006.

Income Tax Expense

The Company incurred income tax expense of $1,806,000 for the six months ended June 30, 2006 compared with $1,690,000 for the six months ended June 30, 2005. The effective income tax rate as a percent of income before taxes for the six months ended June 30, 2006 and 2005 was 33.6 percent and 34.1 percent, respectively. The effective tax rate varies from the statutory rate due to state taxes and the amount of tax-exempt income earned during the period.

FINANCIAL CONDITION

Total assets as of June 30, 2006 were $701,407,000 compared with $676,332,000 as of December 31, 2005, an increase of $25,075,000 or 4 percent. As of June 30, 2006, the Company had no federal funds sold and $14,670,000 in federal funds purchased compared with $7,575,000 purchased as of December 31, 2005. Federal funds are purchased on a short-term basis to meet liquidity needs.

Investment Securities

Investment securities available for sale totaled $67,529,000 as of June 30, 2006. This is a decrease of $6,977,000 from December 31, 2005. The proceeds from maturing and sold securities were utilized to fund growth in the Company’s loan portfolio. Investment securities classified as held to maturity declined to

$12,253,000 as of June 30, 2006, compared with $12,986,000 on December 31, 2005 due to maturity of municipal bonds.

Loans

Total loans were $476,310,000 as of June 30, 2006, compared with $433,437,000 as of December 31, 2005, an increase of $42,873,000 or 10 percent. Much of the growth in the first half of 2006 came from commercial and commercial real estate loans at the new Davenport, Iowa branch as well as continued growth in the Cedar Falls/Waterloo, Iowa area. As of June 30, 2006, the Company’s loan to deposit ratio was 93.0 percent compared with a year-end 2005 loan to deposit ratio of 85.8 percent. As of June 30, 2006, loans secured by real estate (including single-family, multi-family, commercial and agricultural) comprised the largest category in the portfolio at approximately 67 percent of total loans. Commercial loans were the next largest category at 18 percent. Agricultural loans were approximately 13 percent of the total loan portfolio and loans to individuals constituted approximately 3 percent.

Loan Pool Participations

As of June 30, 2006, the Company had loan pool participations of $92,593,000, a decrease of $10,977,000 or 11 percent from the December 31, 2005 balance of $103,570,000. The decrease in the loan pool participations is the result of collections of loan pool participations during the period. During the first six months of 2006, the Company purchased $11,767,000 in loan pool participations. The loan pool investment balance shown as an asset on the Company’s Statement of Condition represents the discounted purchase cost of the loan pool participations. The average loan pool participation balance of $93,169,000 for the first six months of 2006 was $5,784,000 or 6 percent lower than the average balance of $98,953,000 for the first six months of 2005.

Goodwill and Other Intangible Assets

Goodwill totaled $13,405,000 as of June 30, 2006 and December 31, 2005. Goodwill is subject to testing at least annually for impairment in accordance with the provisions of Financial Accounting Standards Board Statement No. 142, “Goodwill and Other Intangible Assets.” There have been no changes in the carrying value of goodwill during the six months ended June 30, 2006 due to impairment.

Other intangible assets decreased to $1,262,000 as of June 30, 2006 from the December 31, 2005 total of $1,417,000 reflecting the amortization of intangible assets. The gross carrying amount of other intangible assets and the associated accumulated amortization at June 30, 2006 and December 31, 2005 is presented in the table below. Amortization expense for other intangible assets for the three months ended June 30, 2006 and 2005 was $77,000 and $73,000, respectively. For the six months ended June 30, 2006 and 2005, intangible amortization expense was $155,000 and $147,000, respectively.

	Gross Carrying Amount	Accumulated Amortization	Unamortized Intangible Assets
	(in thousands)
June 30, 2006
Other intangible assets:
Core deposit premium	$3,281	2,633	648
Customer list intangible	$786	172	614

Total	$4,067	$2,805	$1,262

December 31, 2005
Other intangible assets:
Core deposit premium	$3,281	2,532	749
Customer list intangible	$786	118	668

Total	$4,067	$2,650	$1,417

Amortization of intangible assets is recorded using an accelerated method based on the estimated life of the core deposit intangible. Projections of amortization expense are based on existing asset balances and the remaining useful lives. The following table shows the estimated future amortization expense.

	Core Deposit Premium	Customer List Intangible	Totals
	(in thousands)
Six months ended December 31, 2006	$83	51	134
Year ended December 31,
2007	155	97	252
2008	156	87	243
2009	127	79	206
2010	41	71	112
2011	41	62	103
Thereafter	45	167	212

Deposits

Total deposits as of June 30, 2006 were $512,347,000 compared with $505,245,000 as of December 31, 2005, an increase of $7,102,000 or 1 percent. Certificates of deposit remain the largest category of deposits at June 30, 2006 representing approximately 56 percent of total deposits.

Borrowed Funds/Notes Payable

The Company had $14,670,000 in federal funds purchased on June 30, 2006. There were $7,575,000 in federal funds purchased on December 31, 2005. During the first six months of 2006, the Company had an average balance of federal funds purchased of $9,362,000. Advances from the Federal Home Loan Bank totaled $94,100,000 as of June 30, 2006 compared with $83,100,000 as of December 31, 2005. The Company utilizes Federal funds purchased and Federal Home Loan Bank advances as a supplement to customer deposits to fund earning assets. Notes payable decreased to $4,550,000 on June 30, 2006 compared to $6,100,000 as of December 31, 2005. Long-term debt in the form of a trust-preferred security was $10,310,000 as of June 30, 2006 and December 31, 2005.

Nonperforming Assets

The Company’s nonperforming assets totaled $3,100,000 (.65 percent of total loans) as of June 30, 2006, compared to $5,825,000 (1.34 percent of total loans) as of December 31, 2005. The decrease in nonperforming assets is primarily due to two large credits. All nonperforming asset totals and related ratios exclude the loan pool participations. The following table presents the categories of nonperforming assets as of June 30, 2006 compared with December 31, 2005:

	June 30, 2006	December 31, 2005
	(in thousands)
Impaired loans and leases:
Nonaccrual	$673	1,522
Restructured	152	159

Total impaired loans and leases	825	1,681
Loans and leases past due 90 days and more	1,835	1,671

Total nonperforming loans	2,660	3,352
Other real estate owned	440	2,473

Total nonperforming assets	$3,100	5,825

From December 31, 2005 to June 30, 2006, the Company’s nonaccrual loans decreased $849,000. The largest portion of the decrease in nonaccrual loans is related to the remaining portion of the commercial real estate loan on a truck stop/convenience store that was placed on nonaccrual status during the third quarter of 2005. The nonaccrual portion of the loan as well as the other real estate portion of the credit was resolved during the first quarter of 2006 when the entire amount was assumed by a new borrower. No loss was incurred by the Company related to the resolution of this credit. Loans ninety days past due increased $163,000. Troubled debt restructurings decreased $6,000 from December 31, 2005 to June 30, 2006 as a result of payments received. Other real estate owned decreased $2,033,000 in the first half of 2006 reflecting the resolution of the truck stop/convenience store credit. The Company’s allowance for loan losses as of June 30, 2006 was $5,679,000, which was 1.19 percent of total loans as of that date. This compares with an allowance for loan losses of $5,011,000 as of December 31, 2005, which was 1.16 percent of total loans. The allowance for loan losses increased $668,000 during the first half of 2006 primarily as a result of the $901,000 recovery of the previously charged-off agricultural loan received during the period. As of June 30, 2006, the allowance for loan losses was 183.22 percent of nonperforming assets compared with 86.01 percent as of December 31, 2005. Based on the inherent risk in the loan portfolio, management believes that as of June 30, 2006, the allowance for loan losses is adequate. In view of the anticipated growth in the Company’s loans and the uncertainty in the economy, management has determined that it will likely record a quarterly provision for loan losses during the second half of 2006. For the six months ended June 30, 2006, the Company recognized a net loan recovery of $668,000 compared with net charge-offs of $163,000 during the six months ended June 30, 2005.

Changes in the allowance for loan losses for the six months ended June 30, 2006 and 2005 were as follows:

	2006	2005
	(in thousands)
Balance at beginning of year	$5,011	4,745
Provision for loan losses	—	299
Recoveries on loans previously charged off	1,046	227
Loans charged off	(378)	(390)

Balance at end of period	$5,679	4,881

Capital Resources

Total shareholders’ equity was 8.5 percent of total assets as of June 30, 2006 and was 8.6 percent as of December 31, 2005. The Company’s Tier 1 Capital Ratio was 10.2 percent of risk-weighted assets as of June 30, 2006 and was 10.4 percent as of December 31, 2005, compared to a 4.0 percent regulatory requirement. Risk-based capital guidelines require the classification of assets and some off-balance-sheet items in terms of credit-risk exposure and the measuring of capital as a percentage of the risk-adjusted asset totals. Tier 1 Capital is the Company’s total common shareholders’ equity plus the trust preferred security reduced by goodwill. Management believes that, as of June 30, 2006, the Company and its subsidiary bank meet all capital adequacy requirements to which they are subject. As of that date, the bank subsidiary was “well capitalized” under regulatory prompt corrective action provisions.

On October 20, 2005, the Board of Directors authorized a stock repurchase of up to $2,000,000 until April 30, 2006. The Company repurchased 5,000 shares during April 2006 pursuant to this authorization. On April 30, 2006, the Board of Directors authorized another stock repurchase of up to $2,000,000 through December 31, 2006. Pursuant to this authorization, 30,000 shares totaling $581,750 were repurchased by the Company on the open market during May and June of 2006. This leaves a total of $1,419,250 available to repurchase stock through December 31, 2006. A total of 15,241 shares of common stock were issued during the first six months of 2006 for options exercised under previously awarded grants. A dividend of $.17 per share was paid to shareholders on March 15, 2006 and $.18 per share was paid on June 15, 2006.

Liquidity

Liquidity management involves meeting the cash flow requirements of depositors and borrowers. The Company conducts liquidity management on both a daily and long-term basis; and it adjusts its investments in liquid assets based on expected loan demand, projected loan maturities and payments, estimated cash flows from the loan pool participations, expected deposit flows, yields available on interest-bearing deposits, and the objectives of its asset/liability management program. The Company had liquid assets (cash and cash equivalents) of $15,000,000 as of June 30, 2006, compared with $13,520,000 as of December 31, 2005. Investment securities classified as available for sale could be sold to meet liquidity needs if necessary. Additionally, the bank subsidiary maintains lines of credit with correspondent banks and the Federal Home Loan Bank that would allow it to borrow federal funds on a short-term basis if necessary. The Company also maintains a line of credit with a major commercial bank that provides liquidity for the purchase of loan pool participations and other corporate needs. Management believes that the Company has sufficient liquidity as of June 30, 2006 to meet the needs of borrowers and depositors.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. As of June 30, 2006 and December 31, 2005, outstanding commitments to extend credit totaled approximately $83,618,000 and $79,755,000, respectively.

Commitments under standby letters of credit outstanding aggregated $2,092,000 and $3,750,000 as of June 30, 2006 and December 31, 2005, respectively. The Company does not anticipate any losses as a result of these transactions.

Contractual obligations and other commitments were presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Please refer to this discussion. There have been no material changes since that report was filed.

Part I – Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Market risk is the risk of earnings volatility that results from adverse changes in interest rates and market prices. The Company’s market risk is primarily comprised of interest rate risk arising from its core banking activities of lending and deposit taking. Interest rate risk is the risk that changes in market interest rates may adversely affect the Company’s net interest income. Management continually develops and applies strategies to mitigate this risk. The Company has not experienced any material changes to its market risk position since December 31, 2005, from that disclosed in the Company’s 2005 Form 10-K Annual Report. Management does not believe that the Company’s primary market risk exposures and how those exposures were managed in the first six months of 2006 changed when compared to 2005.

The Company uses a third-party computer software simulation modeling program to measure its exposure to potential interest rate changes. For various assumed hypothetical changes in market interest rates, numerous other assumptions are made such as prepayment speeds on loans and securities backed by mortgages, the slope of the Treasury yield curve, the rates and volumes of the Company’s deposits and the rates and volumes of the Company’s loans. This analysis measures the estimated change in net interest income in the event of hypothetical changes in interest rates. The following table presents the Company’s projected changes in net interest income for the next twelve months for the various rate shock levels at June 30, 2006.

Rate Change	$ Change	% Change
+200 bp	$(635,000)	-2.50%
+100 bp	(310,000)	-1.22
BASE	0	0.00
-100 bp	253,000	0.99
-200 bp	230,000	0.91

As shown above, at June 30, 2006, the effect of a ramped 200 basis point increase in interest rates would decrease the Company’s estimated net interest income for the next twelve months by approximately $635,000. The effect of a ramped 200 basis point decrease in rates would increase the Company’s estimated net interest income by approximately $230,000. An increase in interest rates would cause more of the Company’s interest-bearing liabilities to reprice than interest-earning assets, thus reducing estimated net interest income.

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

Part II – Item 1A Risk Factors.

There were no material changes in the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Part	II – Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)-(b) Not Applicable

(c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs		(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 2006	5,000	$19.330	5,000	(a)	$2,000,000	(b)
May 2006	25,000	19.380	15,000		1,515,500
June 2006	5,000	19.250	25,000		1,419,250

Total	35,000	$19.354	35,000		$1,419,250

(a)	These shares were purchased pursuant to a repurchase plan authorized on October 20, 2005. The Board had authorized the repurchase of up to $2,000,000 of the outstanding shares on the open market through April 30, 2006. As of the expiration date, $1,299,780 of the authorized repurchase was unfulfilled.

(b)	On April 28, 2006, the Board of Directors authorized the repurchase of up to $2,000,000 of the Company's common stock on the open market. This repurchase authorization expires on December 31, 2006.

Part	II – Item 4. Submission of Matters to a vote of Security Holders.

The Company’s annual meeting of shareholders was held on April 28, 2006. The record date for determination of shareholders entitled to vote at the meeting was February 24, 2006. There were 3,707,308 shares outstanding as of that date, each such share being entitled to one vote. At the shareholders’ meeting the holders of 3,135,664 or 84.58 percent of the outstanding shares were represented in person or by proxy, which constituted a quorum. The following proposals were voted on at the meeting:

Proposal I - Election of Directors:

Six directors were to be elected to serve for the specified term or until their successors shall have been elected and qualified. At the shareholders’ meeting, the individuals received the number of votes set opposite their names:

	FOR	VOTE WITHHELD
One-year term (2007):
R. Scott Zaiser	3,119,246	16,418
Two-year term (2008):
Donal D. Hill	3,105,942	29,722
Three-year term (2009):
Barbara J. Kniff	3,100,959	34,705
Michael R. Welter	3,071,370	64,294
Robert D. Wersen	3,113,732	21,932
Edward C. Whitham	3,097,575	38,089

Proposal II - Approval of the 2006 Stock Incentive Plan:

A vote was taken on the approval of the 2006 Stock Incentive Plan authorizing 250,000 shares of common stock available for delivery pursuant to awards subsequent to February 16, 2006. The Plan authorizes the grant of stock option and restricted stock units. All non-employee directors were awarded 1,000 shares of restricted stock upon the shareholder approval of the 2006 Plan and all subsequent newly-elected non-employee directors will be awarded 1,000 shares upon their initial election to the board of directors. The results of the vote were as follows:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
1,778,992	287,450	65,760	1,003,462

Proposal III - Ratification of Auditors’ Appointment:

A vote was also taken on the ratification of the appointment of KPMG LLP as independent auditors of the Company for the fiscal year ending December 31, 2006. The results of the vote were as follows:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
3,064,227	40,812	30,625	0

Part II – Item 6. Exhibits.

(a) The following exhibits and financial statement schedules are filed as part of this report:

Exhibits

3.1	Articles of Incorporation, as amended through April 30, 1998, of Mahaska Investment Company. The Articles of Incorporation, as amended, of Mahaska Investment Company are incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 1998.

3.1.1	Amendment to the Articles of Incorporation of Mahaska Investment Company changing the name of the corporation to MidWestOne Financial Group, Inc. The Amendment to the Articles of Incorporation of Mahaska Investment Company are incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2003.

3.2	Bylaws of MidWestOne Financial Group, Inc. (f/k/a Mahaska Investment Company). The Amended and Restated Bylaws of Mahaska Investment Company dated July 23, 1998, are incorporated by reference to the Company’s quarterly report on Form 10-Q for the Quarter ended September 30, 1998.

10.1	Mahaska Investment Company Employee Stock Ownership Plan & Trust as restated and amended. This Plan & Trust is incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994.

10.2.1	1993 Stock Incentive Plan. This 1993 Stock Incentive Plan is incorporated by reference to Form S-1 Registration Number 33-81922 of Mahaska Investment Company.

10.2.2	1996 Stock Incentive Plan. This 1996 Stock Incentive Plan is incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996.

10.2.3	1998 Stock Incentive Plan. This 1998 Stock Incentive Plan is incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.

10.2.4	2006 Stock Incentive Plan. This 2006 Stock Incentive Plan is incorporated by reference to the Company’s Definitive Proxy Statement Schedule 14A for the Annual Meeting of Shareholders held April 28, 2006.

10.3	States Resources Corp. Loan Participation and Servicing Agreement dated February 5, 1999 between States Resources Corp. and Mahaska Investment Company. This agreement is incorporated herein by reference to the Form 10-K report filed by Mahaska Investment Company for the Year ended December 31, 1999.

10.5	Second Amended and Restated Credit Agreement dated November 30, 2003 between MidWestOne Financial Group, Inc. and Harris Trust and Savings Bank. This Agreement is incorporated herein by reference to the Form 10-K Annual Report filed by MidWestOne Financial Group, Inc. for the Year ended December 31, 2003.

10.5.1	Fourth Amendment to the Second Amended and Restated Credit Agreement dated April 28, 2006 between MidWestOne Financial Group, Inc. and Harris N.A.

10.6	Stock Purchase Agreement By and Between Mahaska Investment Company and Belle Plaine Service Corp. dated October 4, 2002. This agreement is incorporated herein by reference to the Form 10-K report filed by Mahaska Investment Company for the Year ended December 31, 2002.

11	Computation of Per Share Earnings.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934 and 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MidWestOne Financial Group, Inc.
(Registrant)

By:	/s/ Charles S. Howard
Charles S. Howard
Chairman, President, Chief Executive Officer

August 11, 2006
Dated

By:	/s/ David A. Meinert
David A. Meinert
Executive Vice President and Chief Financial Officer (Principal Accounting Officer)

August 11, 2006
Dated