Form 10-Q
period 2006-09-30
MIDWESTONE FINANCIAL GROUP INC
filed 2006-11-13
CIK 741390

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

    Yes  ☐    No  ☒

As of November 13, 2006, there were 3,679,965 shares of common stock $5 par value outstanding.

PART I - Item 1. Financial Statements

MIDWESTONE FINANCIAL GROUP, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

	September 30,	December 31,
	2006	2005
(dollars in thousands)	(unaudited)
ASSETS
Cash and due from banks	$14,192	$13,103
Interest-bearing deposits in banks	466	417

Cash and cash equivalents	14,658	13,520

Investment securities:
Available for sale at fair value	71,815	74,506
Held to maturity (fair value of $12,201 as of September 30, 2006 and $12,925 as of December 31, 2005)	12,236	12,986
Loans	489,164	433,437
Allowance for loan losses	(5,769)	(5,011)

Net loans	483,395	428,426

Loan pool participations	92,450	103,570
Premises and equipment, net	11,502	10,815
Accrued interest receivable	7,042	5,334
Goodwill	13,405	13,405
Other intangible assets, net	1,195	1,417
Cash surrender value of life insurance	7,728	7,523
Other real estate owned	180	2,473
Other assets	3,488	2,357

Total assets	$719,094	$676,332

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand	$45,978	$50,309
Interest-bearing checking	65,215	65,435
Savings	115,277	115,218
Certificates of deposit	298,062	274,283

Total deposits	524,532	505,245
Federal funds purchased	9,005	7,575
Federal Home Loan Bank advances	103,100	83,100
Notes payable	4,550	6,100
Long-term debt	10,310	10,310
Accrued interest payable	2,757	1,672
Other liabilities	3,796	3,944

Total liabilities	658,050	617,946

Shareholders’ equity:
Common stock, $5 par value;authorized20,000,000shares;issued4,912,849shares as of September 30, 2006 and December 31, 2005	24,564	24,564
Capital surplus	12,952	12,886
Treasury stock at cost, 1,237,783 shares as of September 30, 2006,and 1,211,462 shares as of December 31, 2005	(17,667)	(16,951)
Retained earnings	41,690	38,630
Accumulated other comprehensive loss	(495)	(743)

Total shareholders’ equity	61,044	58,386

Total liabilities and shareholders’ equity	$719,094	$676,332

See accompanying notes to consolidated financial statements.

PART I - Item 1. Financial Statements, Continued

MIDWESTONE FINANCIAL GROUP, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited) (dollars in thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Interest income:
Interest and fees on loans	$8,716	$6,713	$24,828	$19,375
Interest and discount on loan pool participations	2,342	2,159	7,134	7,498
Interest on bank deposits	7	1	22	4
Interest on federal funds sold	—	—	3	12
Interest on investment securities:
Available for sale	740	687	2,063	2,198
Held to maturity	121	132	368	363

Total interest income	11,926	9,692	34,418	29,450

Interest expense:
Interest on deposits:
Interest-bearing checking	85	74	263	225
Savings	808	410	2,005	1,157
Certificates of deposit	3,061	2,028	8,315	5,536
Interest on federal funds purchased	148	106	393	223
Interest on Federal Home Loan Bank advances	1,192	983	3,183	2,957
Interest on notes payable	92	160	286	410
Interest on long-term debt	244	193	689	540

Total interest expense Total interest expense	5,630	3,954	15,134	11,048

Net interest income Net interest income	6,296	5,738	19,284	18,402
Provision for loan losses	90	76	90	375

Net interest income after provision for loan losses	6,206	5,662	19,194	18,027

Noninterest income:
Deposit service charges	516	413	1,576	1,156
Other customer service charges and fees	133	169	446	544
Brokerage commissions	224	136	763	426
Insurance commissions	170	57	555	111
Data processing income	55	52	164	154
Mortgage origination fees	148	121	394	300
Other operating income	166	126	681	522
Gain (loss) on sale of available for sale securities	(86)	82	(212)	28

Total noninterest income	1,326	1,156	4,367	3,241

Noninterest expense:
Salaries and employee benefits	3,259	2,821	9,387	8,153
Net occupancy expense	887	887	2,626	2,621
Data processing expense	108	120	338	343
Professional fees	143	309	483	683
Other intangible asset amortization	67	73	222	220
Other operating expense	926	837	2,983	2,526

Total noninterest expense	5,390	5,047	16,039	14,546

Income before income tax expense	2,142	1,771	7,522	6,722
Income tax expense	696	590	2,502	2,280

Net income	$1,446	$1,181	$5,020	$4,442

Earnings per common share - basic	$0.40	$0.31	$1.36	$1.18
Earnings per common share - diluted	$0.38	$0.31	$1.33	$1.16
Dividends per common share	$0.18	$0.17	$0.53	$0.51

See accompanying notes to consolidated financial statements.

PART I — Item 1. Financial Statements, Continued

MIDWESTONE FINANCIAL GROUP, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited) (in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income	$1,446	$1,181	$5,020	$4,442
Other comprehensive gain (loss):
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period, net of tax	641	(147)	115	(481)
Reclassification adjustment for net losses (gains) includedin net income, net of tax	54	(55)	133	(21)

Other comprehensive gain (loss), net of tax	695	(202)	248	(502)

Comprehensive income	$2,141	$979	$5,268	$3,940

See accompanying notes to consolidated financial statements.

PART I — Item 1. Financial Statements, Continued

MIDWESTONE FINANCIAL GROUP, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(unaudited) (in thousands, except per share amounts)	Common Stock	Capital Surplus	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2004	$24,564	12,956	(15,640)	35,085	(35)	56,930

Comprehensive income:
Net income	—	—	—	4,442	—	4,442
Unrealized losses arising during the year on securities available for sale	—	—	—	—	(481)	(481)
Reclassification adjustment for realized gains on securities available for sale, net of tax	—	—	—	—	(21)	(21)

Total comprehensive income	—	—	—	4,442	(502)	3,940

Dividends paid ($.51 per share)		—	—	(1,912)	—	(1,912)
Treasury stock reissued for acquisition of nonbank subsidiary (4,393 shares)	—	21	61	—	—	82
Stock options exercised (55,988 shares)	—	(83)	760	—	—	677
Treasury stock purchased (85,765 shares)	—	—	(1,610)	—	—	(1,610)

Balance at September 30, 2005	$24,564	12,894	(16,429)	37,615	(537)	58,107

Balance at December 31, 2005	$24,564	12,886	(16,951)	38,630	(743)	58,386

Comprehensive income:
Net income	—	—	—	5,020	—	5,020
Unrealized gains arising during the period on securities available for sale	—	—	—	—	115	115
Reclassification adjustment for realized losses on securities available for sale, net of tax	—	—	—	—	133	133

Total comprehensive income	—	—	—	5,020	248	5,268

Dividends paid ($.53 per share)	—	—	—	(1,960)	—	(1,960)
Stock-based compensation	—	79	112		—	191
Stock options exercised (31,179 shares)	—	(13)	440	—	—	427
Treasury stock purchased (65,500 shares)	—	—	(1,268)	—	—	(1,268)

Balance at September 30, 2006	$24,564	12,952	(17,667)	41,690	(495)	61,044

See accompanying notes to consolidated financial statements.

PART I — Item 1. Financial Statements, Continued

MIDWESTONE FINANCIAL GROUP, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (dollars in thousands)	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net income	$5,020	$4,442
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,433	1,602
Provision for loan losses	90	375
Loss (gain) on sale of available for sale investment securities	212	(28)
Loss on sale of premises and equipment	—	13
Stock-based compensation	191	—
Excess tax benefits related to stock options	(24)	—
Amortization of investment securities and loan premiums	278	541
Accretion of investment securities and loan discounts	(63)	(65)
Increase in other assets	(899)	(2,563)
Increase in other liabilities	937	457

Net cash provided by operating activities	7,175	4,774

Cash flows from investing activities:
Investment securities available for sale:
Proceeds from sales	10,414	5,113
Proceeds from maturities	11,873	19,009
Purchases	(19,636)	(12,124)
Investment securities held to maturity:
Proceeds from maturities	726	968
Purchases	—	(4,806)
Net increase in loans	(55,026)	(24,773)
Purchases of loan pool participations	(21,150)	(22,237)
Resale of loan pool participations	—	2,326
Principal recovery on loan pool participations	32,270	29,034
Purchases of premises and equipment	(1,898)	(1,947)
Proceeds from sale of premises and equipment	—	197
Cash paid for the purchase of nonbank subsidiary	—	(136)

Net cash used in investing activities	(42,427)	(9,376)

Cash flows from financing activities:
Net increase in deposits	19,287	7,047
Net increase in federal funds purchased	1,430	5,055
Federal Home Loan Bank advances	101,000	15,000
Repayment of Federal Home Loan Bank advances	(81,000)	(22,850)
Advances on notes payable	450	2,600
Principal payments on notes payable	(2,000)	(1,400)
Excess tax benefits related to stock options	24	—
Dividends paid	(1,960)	(1,912)
Proceeds from exercise of stock options	427	677
Purchases of treasury stock	(1,268)	(1,610)

Net cash provided by financing activities	36,390	2,607

Net increase (decrease) in cash and cash equivalents	1,138	(1,995)
Cash and cash equivalents at beginning of period	13,520	15,415

Cash and cash equivalents at end of period	$14,658	$13,420

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$14,049	$10,736

Income taxes	$3,287	$2,863

Acquisitions:
Treasury stock reissued for the purchase of nonbank subsidiary	$—	$82

See accompanying notes to consolidated financial statements.

MidWestOne Financial Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

The accompanying consolidated statements of income and the consolidated statements of comprehensive income for the three months and the nine months ended September 30, 2006 and 2005, the consolidated statements of cash flows for the nine months ended September 30, 2006 and 2005 and the consolidated statements of condition as of September 30, 2006 and December 31, 2005 include the accounts and transactions of MidWestOne Financial Group, Inc. (“Company”) and its wholly-owned subsidiaries, MidWestOne Bank (“Bank”), MidWestOne Investment Services, Inc. (“MWI”), Cook & Son Agency, Inc. (“Cook & Son”) and MIC Financial, Inc. All material intercompany balances and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U. S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2006, and the results of operations and cash flows for the three months and the nine months ended September 30, 2006 and 2005.

The results for the three months and the nine months ended September 30, 2006 may not be indicative of results for the year ending December 31, 2006, or for any other period.

2.	Consolidated Statements of Cash Flows

In the consolidated statements of cash flows, cash and cash equivalents include cash and due from banks, interest-bearing deposits in banks, and federal funds sold.

3.	Income Taxes

Federal income tax expense for the three months and the nine months ended September 30, 2006 and 2005 was computed using the consolidated effective federal tax rate. The Company also recognized income tax expense pertaining to state franchise taxes payable individually by the subsidiary bank.

4.	Earnings Per Common Share

Basic earnings per common share computations are based on the weighted average number of shares of common stock actually outstanding during the period. The following table presents the computation of earnings per common share for the respective periods:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Earnings per Share Information:
Weighted average number of shares outstanding during the period	3,687,039	3,738,178	3,698,547	3,755,507
Weighted average number of shares outstanding during the period including all dilutive potential shares	3,757,822	3,817,361	3,767,884	3,838,893
Net Income	$1,446,000	$1,181,000	$5,020,000	$4,442,000
Earnings per share – basic	$0.40	$0.31	$1.36	$1.18
Earnings per share – diluted	$0.38	$0.31	$1.33	$1.16

5.	Effect of New Financial Accounting Standards

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”). SFAS No. 155 is an amendment of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This Statement eliminates the exemption from applying Statement No. 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. The Statement also allows an entity to elect fair value measurement at acquisition, at issuance or when a previously recognized financial instrument is subject to a remeasurement event, at an instrument-by-instrument basis. SFAS No. 155 is effective for the Company beginning January 1, 2007. The Company does not expect this Statement to have a material effect on its financial condition or results of operations.

In March 2006, the FASB issued Statement No. 156, “Accounting for Servicing of Financial Assets” (“SFAS No.156”). SFAS No. 156 is an amendment of SFAS No. 140 that requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset and requires each servicing asset or liability to be initially measured at fair value. Entities are permitted to choose the fair value measurement method or the amortization method for subsequent reporting periods. SFAS No. 156 is effective for the Company beginning on January 1, 2007. The Company does not expect this statement to have a material effect on its financial condition or results of operations.

In July 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Income Tax Uncertainties” (“FIN 48”). FIN 48 supplements SFAS No. 109, “Accounting for Income Taxes,” by defining the threshold for recognizing the benefits in the financial statements as “more-likely-than-not” to be sustained by the applicable taxing authority. The benefit recognized for a tax position that meets the “more-likely-than-not” criterion is measured based on the largest benefit that is more than 50% likely to be realized, taking into consideration the amount and probabilities of the outcomes upon settlement. The Company will adopt FIN 48 on January 1, 2007. Adoption of FIN 48 is not expected to have a material effect on the Company’s financial condition or results of operations.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring fair value in U.S. generally accepted accounting principles and expands disclosures about fair value measurements. It applies whenever other standards require or permit assets or liabilities to be measured at fair value. It does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for the Company beginning January 1, 2008. The Company does not expect the adoption of this statement to have a material effect on its financial condition or results of operations.

In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”). SFAS No. 158 is an amendment of SFAS Nos. 87, 88, 106 and 132(R). This statement requires employers to fully recognize the overfunded or underfunded status of a defined benefit retirement plan, retiree healthcare or other postretirement plans as an asset or liability in their financial statements as of the end of the fiscal year. This statement is effective for the Company for 2006. The Company does not expect the adoption of this statement to have a material effect on its financial condition or results of operations.

In September 2006, the Emerging Issues Task Force (“EITF”) Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements,” was ratified. This EITF Issue addresses accounting for separate agreements that split life insurance policy benefits between an employer and employee. The Issue requires the employer to recognize a liability for future benefits payable to the employee under these agreements. The effects of applying this Issue must be recognized through either a change in accounting principle through an adjustment to equity or through the retrospective application to all prior periods. The Issue is effective for the Company beginning January 1, 2008. The Company does not expect the adoption of the Issue to have a material effect on its financial condition or results of operations.

In September 2006, the EITF ratified Issue No. 06-5, “Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchase of Life Insurance.” EITF Issue No. 06-5 addresses accounting for the amount that could be realized as an asset and provides clarification regarding additional amounts included in the contractual terms of an individual policy in determining the amount that could be realized under the insurance contract. The effects of applying this Issue must be recognized through either a change in accounting principle through an adjustment to equity or through the retrospective application to all prior periods. The Issue is effective for the Company beginning January 1, 2008. The Company does not expect the adoption of the Issue to have a material effect on its financial condition or results of operations.

In September 2006, The Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements in Current Year Financial Statements,” (“SAB 108”). SAB 108 addresses how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. The effects of prior year uncorrected errors include the potential accumulation of improper amounts that may result in a material misstatement on the statement of financial condition or the reversal of prior period errors in the current period that result in material misstatement of the current period results of operations. Adjustments to current or prior period financial statements would be required in the event that after application of various approaches for assessing materiality of a misstatement in current period financial statements and consideration of all relevant quantitative and qualitative factors, a misstatement is determined to be material. SAB 108 will be applicable to all financial statements issued after November 15, 2006. The Company does not anticipate that the adoption of SAB 108 will have a material effect on its financial condition or results of operations.

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

On September 1, 2005, the Company completed its acquisition of Cook & Son, a full-service insurance agency in Pella, Iowa. The acquisition was a purchase transaction with the Company acquiring Cook & Son’s net assets in exchange for $830,000 in cash and 4,393 shares of the Company’s stock with a fair market value of $82,000, resulting in the recording of goodwill of $249,000 and other intangible assets of $404,000. Cook & Son’s results of operations from September 1, 2005 are included in the Company’s consolidated statements of income.

8.	Stock-Based Compensation

The Company adopted SFAS No. 123(R) “Accounting for Stock-Based Compensation,” (“SFAS No. 123(R)”) on January 1, 2006. SFAS No. 123(R) requires that the cost resulting from stock option awards be recognized in the financial statements. The Company is utilizing the “modified prospective” transition method to measure the cost of the awards over the remaining vesting period for those options that had been granted prior to January 1, 2006 and were not fully vested as of that date. The expense will be based on the fair value determined at the grant date. Prior to the adoption of SFAS No. 123(R), the Company applied APB Opinion No. 25 and related interpretations in accounting for this plan. Accordingly, no compensation cost was recognized in the financial statements for the stock options prior to January 1, 2006. Results for periods prior to January 1, 2006 have not been restated.

Had compensation cost for the Company’s stock incentive plan been determined in accordance with SFAS No. 123(R), the Company’s net income and earnings per share for the three months and the nine months ended September 30, 2005 would have been reduced to the pro forma amounts indicated below:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income (dollars in thousands):
As reported	$1,181	$4,442
Compensation expense that would have been recorded under FAS 123	85	255

Net income as adjusted	1,096	4,187
Earnings per share:
As reported – basic	$.31	$1.18
As reported – diluted	$.31	$1.16
Pro forma – basic	$.29	$1.11
Pro forma – diluted	$.29	$1.12

The Company’s 1998 Stock Incentive Plan reserved up to 550,000 shares of common stock for issuance pursuant to options or other awards which may be granted to officers, key employees and certain non-employee directors of the Company. The compensation committee of the Company’s board of directors determines the award of options. The exercise price of each option equals the market price of the Company’s stock on the date of grant. The options’ maximum term is ten years, with vesting occurring at the rate of thirty-three percent on the one-year anniversary of the date of grant, sixty-six percent vesting on the two-year anniversary, and one hundred percent vesting on the three-year anniversary of the date of the grant. No awards were made pursuant to the 1998 Plan in the first nine months of 2006. As of September 30, 2006, the Company had a total of 88,478 shares available for future grants under the 1998 Stock Incentive Plan.

The shareholders of the Company approved the 2006 Stock Incentive Plan at the annual meeting of shareholders on April 28, 2006. The Company’s board of directors had adopted the plan on February 16, 2006. The 2006 Plan reserves up to 250,000 shares of common stock for issuance pursuant to options and restricted stock units which may be granted to officers and key employees of the Company as determined by the compensation committee of the board of directors. The plan also provides that each non-employee director of the Company be awarded 1,000 stock options as of the date of each annual meeting of shareholders of the Company. The exercise price of each option equals the market price of the Company’s stock on the date of grant. The options’ maximum term is ten years, with vesting occurring at the rate of thirty-three percent on the one-year anniversary of the date of grant, sixty-six percent vesting on the two-year anniversary, and one hundred percent vesting on the three-year anniversary of the date of the grant. The plan also provides that 1,000 shares of restricted stock units are awarded to existing non-employee directors of the Company upon the adoption of the plan. Any non-employee director subsequently elected to the board will be awarded 1,000 restricted stock units upon their initial election to the board of directors. The restricted stock units awarded to non-employee directors will vest thirty-three percent upon the first anniversary of the date of grant, an additional thirty-three percent upon the second anniversary of the date of grant and the remaining thirty-four percent upon the third anniversary of the date of grant. Each portion of the underlying restricted shares will not, however, be transferable until the third anniversary after such portion vests. Upon adoption of the plan by the shareholders on April 28, 2006, each of the eight existing non-employee directors was awarded 1,000 restricted stock units and 1,000 stock options at the exercise price of $19.07. A total of 16,000 shares were utilized for these awards. As of September 30, 2006, the Company had a total of 234,000 shares available for future grants under the 2006 Stock Incentive Plan.

A total of 8,000 stock options were issued to non-employee directors through the first nine months of 2006 in accordance with the terms of 2006 Stock Option Plan. These options were granted at the exercise price of $19.07, which was the closing stock price on the date of grant. The fair value of each option of $2.64 was estimated on the date of grant using the Black-Scholes model. The expected dividend yield of 3.92 percent was calculated based on the historical annual dividends paid by the Company and the average closing stock price for the 60 month-ends preceding the date of grant. Expected volatility of 16.9 percent was based on historical volatility of the Company’s stock price over the past five years preceding the date of grant. Historical experience was utilized to determine the expected life of the stock options, which is 5.2 years. The risk-free interest rate of 4.90 percent used was the rate on a 5 year Treasury bond as of the grant date. All inputs into the Black-Scholes model are estimates at the time of grant. Actual results in the future could differ from these estimates, however such results would not impact future reported net income. Compensation expense related to the options awarded is based on the fair value of the options and is expensed on a straight-line basis over the three-year vesting period of the options.

As of September 30, 2006, the Company had $219,000 of total unrecognized compensation expense related to the unvested stock options. This expense is expected to be recognized over a weighted-average period of 18 months.

During the first nine months of 2006 a total of 31,179 options were exercised. The weighted-average exercise price of these options was $12.94 and the intrinsic value totaled $189,000.

Information concerning the issuance of stock options is presented in the following table:

	Number of Options	Weighted-Average Exercise Price
Outstanding at December 31, 2005	571,732	$16.56
Granted	8,000	19.07
Exercised	(31,179)	12.94
Forfeited or Expired	(3,162)	22.00

Outstanding at September 30, 2006	545,391	$16.77

Exercisable at September 30, 2006	415,658	$16.01

As of September 30, 2006, exercisable stock options had a weighted-average remaining contractual term of 5.04 years and aggregate intrinsic value of $1,419,000.

In accordance with the provisions of the 2006 Stock Incentive Plan adopted by the shareholders on April 28, 2006, the Company issued 1,000 restricted stock units to each of the eight non-employee directors of the Company as of the date of adoption of the plan. A total of 8,000 restricted stock units were issued from shares held in treasury at the current market price of $19.07 per share. The vesting and terms of these restricted stock units is discussed previously in the description of the 2006 Stock Incentive Plan. Total share-based compensation amount related to the issuance of these restricted stock units was $153,000. This amount will be recognized as share-based compensation expense on a straight-line basis over the 3 years from the date of issuance to coincide with the vesting schedule of these restricted stock units. Unrecognized compensation cost of the restricted stock units was $131,000 as of September 30, 2006 that will be recognized over the remaining 31 months of the vesting period.

Total compensation expense recognized under share-based payment arrangements for the three months and the nine months ended September 30, 2006 was $69,000 and $191,000, respectively. The amount of related income tax benefit for the three months and the nine months ended September 30, 2006 was $7,000 and $16,000, respectively. Compensation expense related to the stock options awarded to employees and non-employee directors was $56,000 and $169,000 for the three months and the nine months ended September 30, 2006, respectively. Compensation expense related to the director restricted stock units totaled $13,000 and $22,000 for the three months and nine months ended September 30, 2006, respectively.

The Company has a policy of utilizing treasury stock to satisfy share option exercises and the award of restricted stock units. As of September 30, 2006, the Company held 1,237,783 shares in treasury. The Company has periodically repurchased shares on the open market for the treasury.

9.	Reclassifications

Certain minor reclassifications of noninterest income have been made to prior year consolidated statements of income in order to conform to current year presentation.

PART I — Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

The following discussion is provided for the consolidated operations of MidWestOne Financial Group, Inc. (“Company”), which includes its wholly-owned banking subsidiary, MidWestOne Bank (“Bank”), its wholly-owned investment brokerage subsidiary, MidWestOne Investment Services, Inc. (“MWI”), its wholly-owned insurance agency, Cook & Son Agency, Inc. (“Cook & Son”) and MIC Financial, its inactive leasing and commercial finance subsidiary. Prior to January 1, 2006, the Company operated four wholly-owned banking subsidiaries that included MidWestOne Bank & Trust, Central Valley Bank, Pella State Bank and MidWestOne Bank. Effective January 1, 2006, the four bank subsidiaries were merged into MidWestOne Bank & Trust with the name of the resulting bank changed to MidWestOne Bank. The Company acquired Cook & Son on September 1, 2005. The results of operation for the third quarter and the first nine months of 2005 only include results from the insurance agency for one month from date of acquisition. On January 23, 2006, the Bank opened a branch location in Davenport, Iowa, which has contributed to the growth of loans in 2006. The discussion focuses on the consolidated results of operations for the quarter and the nine months ended September 30, 2006, compared to the same periods in 2005, and on the consolidated financial condition of the Company and its subsidiaries as of September 30, 2006 and December 31, 2005.

QUARTER ended September 30, 2006

The Company earned net income of $1,446,000 for the quarter ended September 30, 2006, compared with net income of $1,181,000 for the quarter ended September 30, 2005, an increase of $265,000 or 22 percent. The increase in net income was primarily due to an increase in net interest income and higher noninterest income. These positive contributions to increased income were partially offset by greater noninterest expense. Interest income increased as a result of growth in the Company’s loans and higher interest rates, but was partially offset by higher interest expense on deposits and borrowed funds due to higher market interest rates and growth in deposits. Basic earnings per share for the quarter ended September 30, 2006 were $.40 versus $.31 for the quarter ended September 30, 2005. Diluted earnings per share were $.38 for the third quarter of 2006 and $.31 for the third quarter of 2005. Weighted average shares outstanding were 3,687,039 and 3,738,178 for the third quarter of 2006 and 2005, respectively. The Company’s return on average assets for the quarter ended September 30, 2006 was ..82 percent compared with a return of .71 percent for the quarter ended September 30, 2005. The Company’s return on average equity was 9.49 percent for the three months ended September 30, 2006 versus 8.03 percent for the three months ended September 30, 2005.

The following table presents selected financial results and measures for the three months ended September 30, 2006 compared with the three months ended September 30, 2005.

	Three Months Ended September 30,
	2006	2005
Net Income	$1,446,000	$1,181,000
Average Assets	703,619,000	655,927,000
Average Shareholders’ Equity	60,464,000	58,359,000
Return on Average Assets	.82%	.71%
Return on Average Equity	9.49%	8.03%
Equity to Assets (end of period)	8.49%	8.83%

RESULTS OF OPERATIONS

Net Interest Income

Net interest income is computed by subtracting total interest expense from total interest income. Fluctuations in net interest income can result from the changes in the volumes of assets and liabilities as well as changes in interest rates. The Company’s net interest income for the quarter ended September 30, 2006 increased $558,000 or 10 percent to $6,296,000 from $5,738,000 for the quarter ended September 30, 2005. Total interest income was $2,234,000 or 23 percent greater in the third quarter of 2006 compared with the same period in 2005 reflecting an increase in the volume and yields on loans. Interest and discount on loan pool participations increased $183,000 or 9 percent in the third quarter of 2006 compared with the third quarter of 2005. The overall increase in interest income was partially offset by higher interest expense on deposits and borrowed funds. Total interest expense for the third quarter of 2006 increased $1,676,000 or 42 percent compared with the same period in 2005 due to increased volumes and a higher cost of funds, reflecting the interest rate environment. The Company’s net interest margin on a federal tax-equivalent basis for the third quarter of 2006 increased to 3.92 percent from 3.80 percent in the third quarter of 2005. Net interest margin is a measure of the net return on interest-earning assets and is computed by dividing annualized net interest income by the average of total interest-earning assets for the period. The Company’s overall yield on earning assets rose to 7.33 percent for the third quarter of 2006 compared with 6.38 percent for the third quarter of 2005. The rate on interest-bearing liabilities increased in the third quarter of 2006 to 3.78 percent compared to 2.86 percent for the third quarter of 2005.

Interest income and fees on loans was $8,716,000 for the third quarter of 2006. This is an increase of $2,003,000 or 30 percent compared to the same period in 2005. Average loans were $63,002,000 or 15 percent higher in the third quarter of 2006 compared with 2005, which contributed to the growth in interest income. The increase in loan volume reflects new loan originations primarily in the Cedar Falls/Waterloo and Davenport, Iowa markets. Higher interest rates in the third quarter of 2006 compared with 2005 also contributed to the additional interest income generated in 2006. The average yield on loans increased to 7.20 percent for the third quarter of 2006, compared to 6.34 percent in the third quarter of 2005. The yield on the Company’s loan portfolio is affected by the amount of nonaccrual loans (which do not earn interest income), the mix of the portfolio (real estate loans generally have a lower overall yield than commercial and agricultural loans), the effects of competition and the interest rate environment on the amounts and volumes of new loan originations, and the mix of variable rate versus fixed rate loans in the Company’s portfolio. As of September 30, 2006, approximately 42 percent of the Company’s loan portfolio is scheduled to reprice or mature within the next twelve months. Competition in the local markets served by the Company has caused the pricing of new and many existing loans to be at or near the national prime rate. Historically, the Company had been able to price many of these loans higher than prime. Recent increases in the prime rate have helped offset the competitive factors to increase the overall loan portfolio yield.

Interest and discount income on loan pool participations increased $183,000 or 9 percent in the third quarter of 2006 compared with the same period in 2005.

Interest income and discount collected on the loan pool participations for the three months ended September 30, 2006 was $2,342,000 compared with $2,159,000 collected in the three months ended September 30, 2005. The yield on loan pool participations was 10.42 percent for the third quarter of 2006 compared with 8.75 percent for the same period in 2005. The average loan pool participation investment balance was $8,666,000 or 9 percent lower in the third quarter of 2006 than in 2005. These loan pool participations are pools of performing and distressed and nonperforming loans that the Company has purchased at a discount from the aggregate outstanding principal amount of the underlying loans. Income is derived from this investment in the form of interest collected and the repayment of the principal in excess of the purchase cost which is herein referred to as “discount recovery.” The Company recognizes interest income and discount recovery on the majority of its loan pool participations on a cash basis. The loan pool participations have traditionally been a high-yield activity for the Company, but this yield has fluctuated from period to period based on the amount of cash collections, discount recovery, and net collection expenses of the servicer in any given period. The income and yield on loan pool participations may vary in future periods due to the volume and discount rate on loan pools purchased. The Company adopted the provisions of Statement of Position SOP 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” (“SOP 03-3”) issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accounts on January 1, 2005. The adoption of SOP 03-3 has not had a material effect on the income recognized on loan pool participations. All loans that the Company had purchased prior to January 1, 2005 continue to utilize the cash basis for recognition of interest income and discount recovery. To date, the loan pool participations purchased subsequent to January 1, 2005 that are subject to the “accretable yield” income recognition requirements of SOP 03-3 have not generated significant amounts of income in excess of that which would have been recorded on a cash basis.

Interest income on investment securities increased $42,000 or 5 percent in the quarter ended September 30, 2006, compared with the quarter ended September 30, 2005 due primarily to increased rates on the portfolio. Interest income on investment securities totaled $861,000 for the third quarter of 2006 compared with $819,000 in 2005. The average balance of investments in the third quarter of 2006 was $81,283,000 versus $89,771,000 in the third quarter of 2005. The tax-equivalent yield on the Company’s investment portfolio in the third quarter of 2006 increased to 4.80 percent from 4.01 percent in the comparable period of 2005 reflecting reinvestment of maturing securities at higher market interest rates.

Interest expense on deposits was $3,954,000 for the third quarter of 2006. This is $1,442,000 or 57 percent greater in the third quarter of 2006 compared with the same period in 2005, due primarily to higher market interest rates and also due to increased deposit volumes. The weighted average rate paid on interest-bearing deposits was 3.34 percent in the third quarter of 2006 compared to 2.30 percent in the third quarter of 2005. Average interest-bearing deposits for the third quarter of 2006 were $36,498,000 or 8 percent greater compared with the same period in 2005. The Company has noted higher market interest rates and has increased the rates it pays on deposit accounts in response to its competition.

Interest expense on borrowed funds was $234,000 greater in the third quarter of 2006 compared with the same period in 2005. Total interest expense on borrowed funds was $1,676,000 for the third quarter of 2006. The Company’s average borrowed funds balances were $5,336,000 higher in the third quarter of 2006 resulting in additional interest expense. Higher market interest rates in 2006 compared with 2005 also contributed to the increase in interest expense on borrowed funds. Federal funds purchased, notes payable and long-term debt are all variable-rate borrowings that are tied to various market indexes such as the federal funds rate, the national prime rate and the three-month LIBOR. Increases in all of these market rates contributed to the Company’s higher interest expense on borrowed funds in the third quarter of 2006 compared with the same period in 2005. Federal home loan bank advances are typically fixed-rate borrowings subject to repricing at maturity. Maturing advances that were renewed were repriced at higher market rates which also contributed to the increased interest expense for the third quarter of 2006 compared with the same period in 2005. The weighted average rate paid on borrowed funds increased to 5.44 percent in the third quarter of 2006 compared with 4.89 percent in the third quarter of 2005.

Provision for Loan Losses

The Company recorded a provision for loan losses of $90,000 in the third quarter of 2006 compared with $76,000 in the third quarter of 2005. The increase in 2006 compared to 2005 reflected growth in the Company’s loan portfolio throughout the year. The Company recorded no net loan charge-offs during the third quarter of 2006 compared to $1,000 in the third quarter of 2005. Management determines an appropriate provision based on its evaluation of the adequacy of the allowance for loan losses in relationship to a continuing review of problem loans, the current economic conditions, actual loss experience and industry trends. Management believes that the allowance for loan losses is adequate based on the inherent risk in the portfolio as of September 30, 2006; however, growth in the loan portfolio and the uncertainty of the general economy require that management continue to evaluate the adequacy of the allowance for loan losses and make additional provisions in future periods as deemed necessary.

Noninterest Income

Noninterest income results from the charges and fees collected by the Company from its customers for various services performed, data processing income received from nonaffiliated banks, miscellaneous other income, and gains (or losses) from the sale of investment securities held in the available for sale category. Total noninterest income for the third quarter of 2006 totaled $1,326,000, which was $170,000 or 15 percent greater when compared with the same period in 2005. Service charges on deposit accounts increased $103,000 or 25 percent for the quarter ended September 30, 2006 compared with the quarter ended September 30, 2005 due to increased non-sufficient funds charges collected subsequent to the implementation of an overdraft protection plan late in 2005. Other customer service charges and fees decreased $36,000 during the third quarter of 2006 following a reduction in ATM fees collected during the period. Brokerage fees increased $88,000 from the quarter ended September 30, 2005 to $224,000 for the third quarter of 2006 due to increased sales of securities. Insurance commission income (including property & casualty, credit life and accident & health income) totaled $170,000 in the third quarter of 2006 compared with $57,000 in the third quarter of 2005. The Company acquired a full-service insurance agency on September 1, 2005, thus only one month’s results were included in the 2005 quarter. Loan origination fees on single-family real estate loans that were originated by the Company and sold servicing-released to the secondary market increased to $148,000 in the third quarter of 2006 compared to $121,000 for the third quarter of 2005 due to increased origination activity. Other operating income increased by $40,000 in the third quarter of 2006 compared with the same period in 2005 as a result of a gain on the sale of a real estate investment. Recognized available for sale investment security losses totaling $86,000 were recorded in the third quarter of 2006 as a result of investment sales to reposition a portion of the security portfolio. Security gains of $82,000 were recognized in the third quarter of 2005.

Noninterest Expense

Noninterest expense for the quarter ended September 30, 2006 was $5,390,000. This amount was $343,000 or 7 percent greater compared to noninterest expense for the quarter ended September 30, 2005. Noninterest expense includes all the costs incurred to operate the Company except for interest expense, the provision for loan losses and income taxes. Salaries and benefits expense for the third quarter of 2006 reflects an increase of $438,000 compared with the same period in 2005. The increase was attributable to additional salaries and benefits expense for the acquired insurance agency, additional staff hired for the Davenport, Iowa branch location that opened on January 23, 2006, annual compensation adjustments, increased health-care insurance premium costs and share-based compensation expense. Share-based compensation expense for the third quarter of 2006 was $69,000 as a result of the adoption of FASB Statement 123R on January 1, 2006. Average full-time equivalent employees increased from 208 for the three months ended September 30, 2005 to 221 for the three months ended September 30, 2006. Professional fees were $166,000 lower in the third quarter of 2006 in comparison to the same period of 2005 due to reduced consulting and outside training expenditures. Other operating expenses increased $89,000 or 11 percent in the third quarter of 2006 compared to the third quarter of 2005. Most of the increase in other operating expense was attributable to higher loan department costs and credit life premium refunds.

Income Tax Expense

The Company incurred income tax expense of $696,000 for the three months ended September 30, 2006 compared with $590,000 for the three months ended September 30, 2005. The effective income tax rate as a percent of income before taxes for the three months ended September 30, 2006 and 2005 was 32.5 percent and 33.3 percent, respectively. The effective tax rate varies from the statutory rate due to state taxes and the amount of tax-exempt income earned during the period.

NINE MONTHS ended September 30, 2006

The Company earned net income of $5,020,000 for the nine months ended September 30, 2006, compared with net income of $4,442,000 for the nine months ended September 30, 2005, an increase of $578,000 or 13 percent. The increase in net income was primarily due to increased net interest income, reduced provision for loan losses and higher noninterest income. These positive contributions to increased income were partially offset by greater noninterest expense. Net interest income increased as a result of growth in the Company’s loans, higher interest rates on loans and the recovery of interest on a previously charged-off loan. Reduced interest income and discount on loan pools and higher interest expense on deposits and borrowed funds due to higher market interest rates and growth in deposits partially offset the increase in interest income attributable to loans. Basic earnings per share for the nine months ended September 30, 2006 were $1.36 versus $1.18 for the nine months ended September 30, 2005. Diluted earnings per share were $1.33 for the nine months ended September 30, 2006 and $1.16 for the nine months ended September 30, 2005. Weighted average shares outstanding were 3,698,547 and 3,755,507 for the nine months ended September 30, 2006 and 2005, respectively. The Company’s return on average assets for the nine months ended September 30, 2006 was .97 percent compared with a return of .92 percent for the nine months ended September 30, 2005. The Company’s return on average equity was 11.19 percent for the nine months ended September 30, 2006 versus 10.24 percent for the nine months ended September 30, 2005.

On January 6, 2006, the Company received the proceeds from the recovery of an agricultural loan that had been charged off in 2001. These proceeds included a loan principal recovery of $901,000 that was credited to the allowance for loan losses, $364,000 in interest that was recorded to interest income on loans and $50,000 credited to other loan income for the reimbursement of attorney fees incurred by the Company in 2001. The interest income and fees recovered contributed $.08 per share basic and diluted to the Company’s earnings in the first nine months of 2006.

The following table presents selected financial results and measures for the nine months ended September 30, 2006 compared with the nine months ended September 30, 2005.

	Nine Months Ended September 30,
	2006	2005
Net Income	$5,020,000	$4,442,000
Average Assets	689,438,000	648,648,000
Average Shareholders’ Equity	60,004,000	57,993,000
Return on Average Assets	.97%	.92%
Return on Average Equity	11.19%	10.24%

Net Interest Income

The Company’s net interest income for the nine months ended September 30, 2006 increased $882,000 or 5 percent to $19,284,000 from $18,402,000 for the nine months ended September 30, 2005. Total interest income was $4,968,000 or 17 percent greater in the first nine months of 2006 compared with the same period in 2005 reflecting an increase in the volume and yields on loans and the recovery of the interest related to the previously charged-off loan. The additional interest income earned on loans was partially negated by a decrease in the interest and discount on loan pool participations. The overall increase in interest income was offset by higher interest expense on deposits and borrowed funds. Total interest expense for the first nine months of 2006 increased $4,086,000 or 37 percent compared with the same period in 2005 due to increased volumes and a higher cost of funds, reflecting the interest rate environment. The Company’s net interest margin on a federal tax-equivalent basis for the nine months ended September 30, 2006 declined to 4.13 percent from 4.14 percent for the nine months ended September 30, 2005. The Company’s overall yield on earning assets rose to 7.30 percent for the first nine months of 2006 compared with 6.60 percent for the first nine months of 2005. The rate on interest-bearing liabilities increased in the nine months ended September 30, 2006 to 3.52 percent compared to 2.72 percent for the nine months ended September 30, 2005.

Interest income and fees on loans totaled $24,828,000 through September 30, 2006, an increase of $5,453,000 or 28 percent in the first nine months of 2006 compared to the same period in 2005. Included in the interest income and fees on loans for the first nine months of 2006 was an additional $364,000 collected from a previously charged off loan, which contributed to the increase in interest income. Average loans were $54,759,000 or 13 percent higher in the first nine months of 2006 compared with 2005, which contributed to the growth in interest income. The increase in loan volume reflects new loan originations primarily in the Cedar Falls/Waterloo and Davenport, Iowa markets. Higher interest rates in the first nine months of 2006 compared with 2005 also contributed to the additional interest income generated in 2006. Excluding the interest recovered on the previously charged off loan, the average yield on loans for the first nine months of 2006 was 7.08 percent compared to 6.33 percent for the first nine months of 2005.

Interest and discount income on loan pool participations decreased $364,000 or 5 percent in the first nine months of 2006 compared with the same period in 2005. Interest income and discount collected on the loan pool participations for the nine months ended September 30, 2006 was $7,134,000 compared with $7,498,000 collected in the nine months ended September 30, 2005. The yield on loan pool participations was 10.39 percent for the first nine months of 2006 compared with 10.17 percent for the same period in 2005. The average loan pool participation investment balance was $6,755,000 or 7 percent lower in the first nine months of 2006 than in 2005.

Interest income on investment securities totaled $2,431,000 for the first nine months of 2006 compared with $2,561,000 in 2005. Interest income on investment securities decreased $130,000 or 5 percent in the nine months ended September 30, 2006, compared with the nine months ended September 30, 2005 due primarily to decreased balances in the portfolio. The average balance of investments in the first nine months of 2006 was $81,696,000 versus $92,931,000 in the first nine months of 2005. The tax-equivalent yield on the Company’s investment portfolio in the first nine months of 2006 increased to 4.51 percent from 4.02 percent in the comparable period of 2005 reflecting reinvestment of maturing securities at higher market interest rates.

Interest expense on deposits totaled $10,583,000 for the first nine months of 2006 compared with $6,918,000 for the first nine months of 2005. Interest expense on deposits was $3,665,000 or 53 percent greater in the first nine months of 2006 compared with the same period in 2005 due to higher market interest rates and increased deposit volumes. The weighted average rate paid on interest-bearing deposits was 3.08 percent in the first nine months of 2006 compared to 2.16 percent in the first nine months of 2005. Average interest-bearing deposits for the first nine months of 2006 were $30,890,000 or 7 percent greater compared with the same period in 2005.

Interest expense on borrowed funds was $421,000 or 10 percent greater in the first nine months of 2006 compared with the same period in 2005. Total interest expense on borrowed funds was $4,551,000 for the first nine months of 2006 compared with $4,130,000 for the same period in 2005. The Company’s average borrowed funds balances were $93,000 lower in the first nine months of 2006 resulting in reduced interest expense related to volume. Higher market interest rates in 2006 compared with 2005 contributed to the overall increase in interest expense on borrowed funds. The weighted average rate paid on borrowed funds increased to 5.31 percent in the first nine months of 2006 compared with 4.81 percent in the first nine months of 2005.

Provision for Loan Losses

The Company recorded a provision for loan losses of $90,000 in the first nine months of 2006 compared with $375,000 in the first nine months of 2005. The decrease in 2006 compared to 2005 was due to the recovery of the $901,000 previously charged off agricultural loan credited to the reserve in January 2006. Loans charged off in the first nine months of 2006 totaled $389,000. In addition to the $901,000 recovery, other prior-period charge-offs of $156,000 were recovered, resulting in a net recovery for the first nine months of 2006 of $668,000. This compares with net charge-offs of $164,000 in the first nine months of 2005.

Noninterest Income

Total noninterest income for the first nine months of 2006 was $4,367,000 compared with $3,241,000 for the first nine months of 2005. This was $1,126,000 or 35 percent greater in the first nine months of 2006 compared with the same period in 2005. Service charges on deposit accounts increased $420,000 or 36 percent for the nine months ended September 30, 2006 compared with the nine months ended September 30, 2005 due to increased non-sufficient funds charges collected subsequent to the implementation of an overdraft protection plan late in 2005. Brokerage fees increased $337,000 to $763,000 for the first nine months of 2006 due to increased sales of securities. Property and casualty insurance income (including credit life and accident & health income) totaled $555,000 in the nine months ended September 30, 2006 compared with insurance commission income of $111,000 for the first nine months of 2005. This increase reflects the acquisition of a full-service insurance agency on September 1, 2005. Loan origination fees on single-family real estate loans that were originated by the Company and sold servicing-released to the secondary market increased to $394,000 in the first nine months of 2006 compared to $300,000 for the first nine months of 2005 due to increased origination activity. Other operating income increased by $159,000 primarily due to the collection of attorney fees associated with the charge-off recovery and the gain on sale of a real estate investment. Recognized available for sale investment security losses in the first nine months of 2006 were $212,000 compared with $28,000 in recognized gains incurred in the first nine months of 2005.

Noninterest Expense

Total noninterest expense for the nine months ended September 30, 2006 was $16,039,000 compared with $14,546,000 for the nine months ended September 30, 2005. Noninterest expense through September 30, 2006 increased $1,493,000 or 10 percent compared to noninterest expense for the nine months ended September 30, 2005. Salaries and benefits expense for the first nine months of 2006 reflects an increase of $1,234,000 or 15 percent compared with the same period in 2005. The increase was attributable to additional salaries and benefits expense for the acquired insurance agency, additional staff hired for the Davenport, Iowa branch location that opened on January 23, 2006, annual compensation adjustments, increased health-care insurance premium costs and share-based compensation expense. Share-based compensation expense for the first nine months of 2006 was $191,000 as a result of the adoption of FASB Statement 123(R) on January 1, 2006. Average full-time equivalent employees increased from 203 for the nine months ended September 30, 2005 to 216 for the nine months ended September 30, 2006. Other operating expenses rose $457,000 or 18 percent in the first nine months of 2006 compared to the first nine months of 2005. Most of the increased expense in the first nine months of 2006 was attributable to increased training and marketing expenditures, higher loan department costs and to expenses associated with the merger of the Company’s four banks into one bank charter on January 1, 2006.

Income Tax Expense

The Company incurred income tax expense of $2,502,000 for the nine months ended September 30, 2006 compared with $2,280,000 for the nine months ended September 30, 2005. The effective income tax rate as a percent of income before taxes for the nine months ended September 30, 2006 and 2005 was 33.3 percent and 33.9 percent, respectively. The effective tax rate varies from the statutory rate due to state taxes and the amount of tax-exempt income earned during the period.

FINANCIAL CONDITION

Total assets as of September 30, 2006 were $719,094,000 compared with $676,332,000 as of December 31, 2005, an increase of $42,762,000 or 6 percent. As of September 30, 2006, the Company had no federal funds sold and $9,005,000 in federal funds purchased compared with $7,575,000 purchased as of December 31, 2005. Federal funds are purchased on a short-term basis to meet liquidity needs.

Investment Securities

Investment securities available for sale totaled $71,815,000 as of September 30, 2006. This is a decrease of $2,691,000 from December 31, 2005. The proceeds from maturing securities were utilized to fund growth in the Company’s loan portfolio. Investment securities classified as held to maturity declined to $12,236,000 as of September 30, 2006, compared with $12,986,000 on December 31, 2005 due to maturity of municipal bonds.

During the third quarter of 2006, the Company sold $4,000,000 of FHLMC and FHLB securities with a remaining average maturity of .9 years and a yield of 3.11 percent at a loss of $86,000. These securities were classified as available for sale. The proceeds from the sale were reinvested in $4,000,000 of FHLB securities with an average maturity of 7.4 years and yield of 5.81 percent. The transaction was undertaken to improve the overall yield of the Company’s investment portfolio in view of the interest rate yield curve. It was calculated that $29,000 of the security loss will be recovered by year-end 2006 and that the entire loss will be recovered by June 2007 as a result of the increase in yield.

Loans

Total loans were $489,164,000 as of September 30, 2006, compared with $433,437,000 as of December 31, 2005, an increase of $55,727,000 or 13 percent. Much of the growth in the first nine months of 2006 came from commercial and commercial real estate loans at the new Davenport, Iowa branch as well as continued growth in the Cedar Falls/Waterloo, Iowa area. As of September 30, 2006, the Company’s loan to deposit ratio was 93.3 percent compared with a year-end 2005 loan to deposit ratio of 85.8 percent. As of September 30, 2006, loans secured by real estate (including single-family, multi-family, commercial and agricultural) comprised the largest category in the portfolio at approximately 67 percent of total loans. Commercial loans were the next largest category at 16 percent. Agricultural loans were approximately 14 percent of the total loan portfolio and loans to individuals constituted approximately 3 percent.

Loan Pool Participations

As of September 30, 2006, the Company had loan pool participations of $92,450,000, a decrease of $11,120,000 or 11 percent from the December 31, 2005 balance of $103,570,000. The decrease in the loan pool participations is the result of collections of loan pool participations during the period. During the first nine months of 2006, the Company purchased $21,150,000 in loan pool participations. The loan pool investment balance shown as an asset on the Company’s Statement of Condition represents the discounted purchase cost of the loan pool participations. The average loan pool participation balance of $91,816,000 for the first nine months of 2006 was $6,755,000 or 7 percent lower than the average balance of $98,571,000 for the first nine months of 2005.

Goodwill and Other Intangible Assets

Goodwill totaled $13,405,000 as of September 30, 2006 and December 31, 2005. Goodwill is subject to testing at least annually for impairment in accordance with the provisions of Financial Accounting Standards Board Statement No. 142, “Goodwill and Other Intangible Assets.” There have been no changes in the carrying value of goodwill during the nine months ended September 30, 2006 due to impairment.

Other intangible assets decreased to $1,195,000 as of September 30, 2006 from the December 31, 2005 total of $1,417,000 reflecting the amortization of intangible assets. The gross carrying amount of other intangible assets and the associated accumulated amortization at September 30, 2006 and December 31, 2005 is presented in the table below. Amortization expense for other intangible assets for the three months ended September 30, 2006 and 2005 was $67,000 and $73,000, respectively. For the nine months ended September 30, 2006 and 2005, intangible amortization expense was $222,000 and $220,000, respectively.

	Gross Carrying Amount	Accumulated Amortization	Unamortized Intangible Assets
	(in thousands)
September 30, 2006
Other intangible assets:
Core deposit premium	$3,281	2,674	607
Customer list intangible	$786	198	588

Total	$4,067	$2,872	$1,195

December 31, 2005
Other intangible assets:
Core deposit premium	$3,281	2,532	749
Customer list intangible	$786	118	668

Total	$4,067	$2,650	$1,417

Amortization of intangible assets is recorded using an accelerated method based on the estimated life of the core deposit intangible. Projections of amortization expense are based on existing asset balances and the remaining useful lives. The following table shows the estimated future amortization expense.

	Core Deposit Premium	Customer List Intangible	Totals
	(in thousands)
Three months ended December 31, 2006	$42	25	67

Year ended December 31,
2007	155	97	252
2008	156	87	243
2009	127	79	206
2010	41	71	112
2011	41	62	103
Thereafter	45	167	212

Deposits

Total deposits as of September 30, 2006 were $524,532,000 compared with $505,245,000 as of December 31, 2005, an increase of $19,287,000 or 4 percent. Certificates of deposit remain the largest category of deposits at September 30, 2006 representing approximately 57 percent of total deposits.

Borrowed Funds/Notes Payable

The Company had $9,005,000 in federal funds purchased on September 30, 2006. There were $7,575,000 in federal funds purchased on December 31, 2005. During the first nine months of 2006, the Company had an average balance of federal funds purchased of $9,935,000. Advances from the Federal Home Loan Bank totaled $103,100,000 as of September 30, 2006 compared with $83,100,000 as of December 31, 2005. The Company utilizes Federal funds purchased and Federal Home Loan Bank advances as a supplement to customer deposits to fund earning assets. Notes payable decreased to $4,550,000 on September 30, 2006 compared to $6,100,000 as of December 31, 2005. Long-term debt in the form of a trust-preferred security was $10,310,000 as of September 30, 2006 and December 31, 2005.

Nonperforming Assets

The Company’s nonperforming assets totaled $4,274,000 (.87 percent of total loans) as of September 30, 2006, compared to $5,825,000 (1.34 percent of total loans) as of December 31, 2005. The decrease in nonperforming assets is primarily due to two large credits. All nonperforming asset totals and related ratios exclude the loan pool participations. The following table presents the categories of nonperforming assets as of September 30, 2006 compared with December 31, 2005:

	September 30, 2006	December 31, 2005
	(in thousands)
Impaired loans and leases:
Nonaccrual	$710	1,522
Restructured	152	159

Total impaired loans and leases	862	1,681
Loans and leases past due 90 days and more	3,232	1,671

Total nonperforming loans	4,094	3,352
Other real estate owned	180	2,473

Total nonperforming assets	$4,274	5,825

From December 31, 2005 to September 30, 2006, the Company’s nonaccrual loans decreased $812,000. The largest portion of the decrease in nonaccrual loans is related to the remaining portion of the commercial real estate loan on a truck stop/convenience store that was placed on nonaccrual status during the third quarter of 2005. The nonaccrual portion of the loan as well as the other real estate portion of the credit was resolved during the first quarter of 2006 when the entire amount was assumed by a new borrower. No loss was incurred by the Company related to the resolution of this credit. Loans ninety days past due increased $1,561,000 from December 31, 2005 to September 30, 2006. Most of the increase in loans ninety days past due was related to one commercial line that management is working with in an effort to restructure. The line is well secured and management does not anticipate any significant losses related to the credit. Troubled debt restructurings decreased $7,000 from December 31, 2005 to September 30, 2006 as a result of payments received. Other real estate owned decreased $2,293,000 in the first nine months of 2006 reflecting the resolution of the truck stop/convenience store credit. The Company’s allowance for loan losses as of September 30, 2006 was $5,769,000, which was 1.18 percent of total loans as of that date. This compares with an allowance for loan losses of $5,011,000 as of December 31, 2005, which was 1.16 percent of total loans. The allowance for loan losses increased $758,000 during the first nine months of 2006 primarily as a result of the $901,000 recovery of the previously charged-off agricultural loan received during the period. As of September 30, 2006, the allowance for loan losses was 134.97 percent of nonperforming assets compared with 86.01 percent as of December 31, 2005. Based on the inherent risk in the loan portfolio, management believes that as of September 30, 2006, the allowance for loan losses is adequate. A provision for loan losses of $90,000 was recorded for the quarter ended September 30, 2006. For the nine months ended September 30, 2006, the Company recognized a net loan recovery of $668,000 compared with net charge-offs of $164,000 during the nine months ended September 30, 2005.

Changes in the allowance for loan losses for the nine months ended September 30, 2006 and 2005 were as follows:

	2006	2005
	(in thousands)
Balance at beginning of year	$5,011	4,745
Provision for loan losses	90	375
Recoveries on loans previously charged off	1,057	248
Loans charged off	(389)	(412)

Balance at end of period	$5,769	4,956

Capital Resources

Total shareholders’ equity was 8.5 percent of total assets as of September 30, 2006 and was 8.6 percent as of December 31, 2005. The Company’s Tier 1 Capital Ratio was 10.1 percent of risk-weighted assets as of September 30, 2006 and was 10.4 percent as of December 31, 2005, compared to a 4.0 percent regulatory requirement. Risk-based capital guidelines require the classification of assets and some off-balance-sheet items in terms of credit-risk exposure and the measuring of capital as a percentage of the risk-adjusted asset totals. Tier 1 Capital is the Company’s total common shareholders’ equity plus the trust preferred security reduced by goodwill. Management believes that, as of September 30, 2006, the Company and its subsidiary bank meet all capital adequacy requirements to which they are subject. As of that date, the bank subsidiary was “well capitalized” under regulatory prompt corrective action provisions.

On October 20, 2005, the Board of Directors authorized a stock repurchase of up to $2,000,000 until April 28, 2006. The Company repurchased 5,000 shares during April 2006 pursuant to this authorization at an average price per share of $19.33. On April 28, 2006, the Board of Directors authorized another stock repurchase of up to $2,000,000 through December 31, 2006. Pursuant to this authorization, 30,000 shares totaling $580,750 were repurchased by the Company on the open market during May and June of 2006. During the third quarter of 2006, an additional 30,500 shares were repurchased on the open market at a cost of $590,925. This leaves a total of $828,325 available to repurchase stock through December 31, 2006. A total of 31,179 shares of common stock were issued during the first nine months of 2006 for options exercised under previously awarded grants. A dividend of $.17 per share was paid to shareholders on March 15, 2006 and $.18 per share was paid on June 15, 2006 and September 15, 2006.

Liquidity

Liquidity management involves meeting the cash flow requirements of depositors and borrowers. The Company conducts liquidity management on both a daily and long-term basis; and it adjusts its investments in liquid assets based on expected loan demand, projected loan maturities and payments, estimated cash flows from the loan pool participations, expected deposit flows, yields available on interest-bearing deposits, and the objectives of its asset/liability management program. The Company had liquid assets (cash and cash equivalents) of $14,658,000 as of September 30, 2006, compared with $13,520,000 as of December 31, 2005. Investment securities classified as available for sale could be sold to meet liquidity needs if necessary. Additionally, the bank subsidiary maintains lines of credit with correspondent banks and the Federal Home Loan Bank that would allow it to borrow federal funds on a short-term basis if necessary. The Company also maintains a line of credit with a major commercial bank that provides liquidity for the purchase of loan pool participations and other corporate needs. Management believes that the Company has sufficient liquidity as of September 30, 2006 to meet the needs of borrowers and depositors.

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

Critical Accounting Policies

The Company has identified two critical accounting policies and practices relative to the financial condition and results of operations. These two accounting policies relate to the allowance for loan losses and to loan pool accounting.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. As of September 30, 2006 and December 31, 2005, outstanding commitments to extend credit totaled approximately $82,714,000 and $79,755,000, respectively.

Commitments under standby letters of credit outstanding aggregated $2,526,000 and $3,750,000 as of September 30, 2006 and December 31, 2005, respectively. The Company does not anticipate any losses as a result of these transactions.

Contractual obligations and other commitments were presented in the Company’s Form 10-K Annual Report for the year ended December 31, 2005. Please refer to this discussion. There have been no material changes since that report was filed.

Part I – Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Market risk is the risk of earnings volatility that results from adverse changes in interest rates and market prices. The Company’s market risk is primarily comprised of interest rate risk arising from its core banking activities of lending and deposit taking. Interest rate risk is the risk that changes in market interest rates may adversely affect the Company’s net interest income. Management continually develops and applies strategies to mitigate this risk. The Company has not experienced any material changes to its market risk position since December 31, 2005, from that disclosed in the Company’s 2005 Form 10-K Annual Report. Management does not believe that the Company’s primary market risk exposures and how those exposures were managed in the first nine months of 2006 changed when compared to 2005.

The Company uses a third-party computer software simulation modeling program to measure its exposure to potential interest rate changes. For various assumed hypothetical changes in market interest rates, numerous other assumptions are made such as prepayment speeds on loans and securities backed by mortgages, the slope of the Treasury yield curve, the rates and volumes of the Company’s deposits and the rates and volumes of the Company’s loans. This analysis measures the estimated change in net interest income in the event of hypothetical changes in interest rates. The following table presents the Company’s projected changes in net interest income for the next twelve months for the various rate shock levels at September 30, 2006.

Rate Change	$ Change	% Change
+200 bp	$(713,000)	-2.84%
+100 bp	(356,000)	-1.42
BASE	0	0.00
-100 bp	289,000	1.15
-200 bp	301,000	1.20

As shown above, at September 30, 2006, the effect of a ramped 200 basis point increase in interest rates would decrease the Company’s estimated net interest income for the next twelve months by approximately $713,000. The effect of a ramped 200 basis point decrease in rates would increase the Company’s estimated net interest income by approximately $301,000. An increase in interest rates would cause more of the Company’s interest-bearing liabilities to reprice than interest-earning assets, thus reducing estimated net interest income.

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

Part II – Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)-(b) Not Applicable

(c)	Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that MayYet Be Purchased Under the Plans or Programs
July 2006	—	$—	—	$1,419,250
August 2006	15,500	19.327	15,500	1,119,675
September 2006	15,000	19.423	15,000	828,325

Total	30,500	$19.375	30,500	$828,325

On April 28, 2006, the Board of Directors authorized the repurchase of up to $2,000,000 of the Company’s common stock on the open market. This repurchase authorization expires on December 31, 2006.

Part II – Item 6. Exhibits.

(a)	The following exhibits and financial statement schedules are filed as part of this report:

Exhibits
3.1	Articles of Incorporation, as amended through April 30, 1998, of Mahaska Investment Company. The Articles of Incorporation, as amended, of Mahaska Investment Company are incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 1998.

3.1.1	Amendment to the Articles of Incorporation of Mahaska Investment Company changing the name of the corporation to

MidWestOne Financial Group, Inc. The Amendment to the Articles of Incorporation of Mahaska Investment Company
are incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2003.

3.2	Bylaws of MidWestOne Financial Group, Inc. (f/k/a Mahaska Investment Company). The Amended and Restated Bylaws of Mahaska Investment Company dated July 23, 1998, are incorporated by reference to the Company’s quarterly report on Form 10-Q for the Quarter ended September 30, 1998.

10.1	Mahaska Investment Company Employee Stock Ownership Plan & Trust as restated and amended. This Plan & Trust is incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994.

10.2.1	1993 Stock Incentive Plan. This 1993 Stock Incentive Plan is incorporated by reference to Form S-1 Registration Number 33-81922 of Mahaska Investment Company.

10.2.2	1996 Stock Incentive Plan. This 1996 Stock Incentive Plan is incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996.

10.2.3	1998 Stock Incentive Plan. This 1998 Stock Incentive Plan is incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.

10.2.4	2006 Stock Incentive Plan. This 2006 Stock Incentive Plan is incorporated by reference to the Company’s Definitive Proxy Statement Schedule 14A for the Annual Meeting of Shareholders held April 28, 2006.

10.3	States Resources Corp. Loan Participation and Servicing Agreement dated February 5, 1999 between States Resources Corp. and Mahaska Investment Company. This agreement is incorporated herein by reference to the Form 10-K report filed by Mahaska Investment Company for the Year ended December 31, 1999.

10.5	Second Amended and Restated Credit Agreement dated November 30, 2003 between MidWestOne Financial Group, Inc. and Harris Trust and Savings Bank. This Agreement is incorporated herein by reference to the Form 10-K Annual Report filed by MidWestOne Financial Group, Inc. for the Year ended December 31, 2003.

10.5.1	Fourth Amendment to the Second Amended and Restated Credit Agreement dated April 28, 2006 between MidWestOne Financial Group, Inc. and Harris N.A. This Fourth Amendment to the Second Restated Credit Agreement is incorporated herein by reference to the Form 10-Q Quarterly Report filed by MidWestOne Financial Group, Inc. for the Quarter ended June 30, 2006.

10.6	Stock Purchase Agreement By and Between Mahaska Investment Company and Belle Plaine Service Corp. dated October 4, 2002. This agreement is incorporated herein by reference to the Form 10-K report filed by Mahaska Investment Company for the Year ended December 31, 2002.

11	Computation of Per Share Earnings.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934 and 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MidWestOne Financial Group, Inc.
(Registrant)

By:	/s/Charles S. Howard
Charles S. Howard
Chairman, President, Chief Executive Officer

November 13, 2006
Dated

By:	/s/David A. Meinert
David A. Meinert
Executive Vice President
and Chief Financial Officer
(Principal Accounting Officer)

November 13, 2006
Dated