Form 10-Q
period 2007-03-31
MIDWESTONE FINANCIAL GROUP INC
filed 2007-05-15
CIK 741390

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Yes ☐ No ☒

As of May 15, 2007, there were 3,693,615 shares of common stock $5 par value outstanding.

PART I -- Item 1. Financial Statements

MIDWESTONE FINANCIAL GROUP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION

	March 31,	December 31,
	2007	2006
(dollars in thousands)	(unaudited)
ASSETS
Cash and due from banks	$14,914	$20,279
Interest-bearing deposits in banks	503	447
Federal funds sold	4,665	-
Cash and cash equivalents	20,082	20,726
Investment securities:
Available for sale at fair value	72,329	70,743
Held to maturity (fair value of $11,902 as of March 31, 2007
and $12,168 as of December 31, 2006)	11,956	12,220
Loans	514,668	503,832
Allowance for loan losses	(5,885)	(5,693)
Net loans	508,783	498,139
Loan pool participations	88,468	98,885
Premises and equipment, net	12,644	12,327
Accrued interest receivable	6,232	6,587
Goodwill	13,405	13,405
Other intangible assets, net	1,064	1,128
Bank-owned life insurance	7,869	7,798
Other real estate owned	185	188
Other assets	2,739	2,765
Total assets	$745,756	$744,911

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Demand	$50,703	$64,291
Interest-bearing checking	71,711	65,482
Savings	105,447	101,443
Certificates of deposit	336,469	329,399
Total deposits	564,330	560,615
Federal funds purchased	-	465
Federal Home Loan Bank advances	96,600	99,100
Notes payable	4,050	4,050
Long-term debt	10,310	10,310
Accrued interest payable	3,523	2,804
Other liabilities	4,315	5,034
Total liabilities	683,128	682,378

Shareholders' equity:
Common stock, $5 par value; authorized 20,000,000 shares; issued
4,912,849 shares as of March 31, 2007 and December 31, 2006	24,564	24,564
Capital surplus	13,135	13,076
Treasury stock at cost, 1,212,438 shares as of March 31, 2007,
and 1,197,418 shares as of December 31, 2006	(17,452)	(17,099)
Retained earnings	42,753	42,447
Accumulated other comprehensive loss	(372)	(455)
Total shareholders' equity	62,628	62,533
Total liabilities and shareholders' equity	$745,756	$744,911

See accompanying notes to consolidated financial statements.

PART I -- Item 1. Financial Statements, Continued

MIDWESTONE FINANCIAL GROUP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(unaudited)	Three Months Ended
(dollars in thousands, except per share amounts)	March 31,
	2007	2006
Interest income:
Interest and fees on loans	$9,331	$7,874
Interest and discount on loan pool participations	2,015	2,609
Interest on bank deposits	11	7
Interest on federal funds sold	1	3
Interest on investment securities:
Available for sale	767	661
Held to maturity	119	124
Total interest income	12,244	11,278

Interest expense:
Interest on deposits:
Interest-bearing checking	80	86
Savings	681	541
Certificates of deposit	3,936	2,526
Interest on federal funds purchased	86	70
Interest on Federal Home Loan Bank advances	1,200	947
Interest on notes payable	80	105
Interest on long-term debt	235	213
Total interest expense	6,298	4,488
Net interest income	5,946	6,790
Provision for loan losses	397	-
Net interest income after provision for loan losses	5,549	6,790

Noninterest income:
Deposit service charges	433	474
Other customer service charges and fees	193	156
Brokerage commissions	273	251
Insurance commissions	204	148
Data processing income	56	52
Mortgage origination fees	124	104
Bank-owned life insurance income	84	80
Other operating income	166	300
Loss on sale of available for sale securities	-	(126)
Total noninterest income	1,533	1,439

Noninterest expense:
Salaries and employee benefits	3,453	3,147
Net occupancy expense	876	887
Professional fees	298	176
Data processing expense	89	107
Other intangible asset amortization	64	78
Other operating expense	915	939
Total noninterest expense	5,695	5,334
Income before income tax expense	1,387	2,895
Income tax expense	413	976
Net income	$974	$1,919

Earnings per common share - basic	$0.26	$0.52
Earnings per common share - diluted	$0.26	$0.51
Dividends per common share	$0.18	$0.17

See accompanying notes to consolidated financial statements.

PART I -- Item 1. Financial Statements, Continued

MIDWESTONE FINANCIAL GROUP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)	Three Months Ended
(in thousands)	March 31,
	2007	2006

Net income	$974	$1,919
Other comprehensive gain (loss):
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during
the period, net of tax	83	(124)
Reclassification adjustment for net losses included
in net income, net of tax	-	79
Other comprehensive gain (loss), net of tax	83	(45)
Comprehensive income	$1,057	$1,874

See accompanying notes to consolidated financial statements.

PART I -- Item 1. Financial Statements, Continued

MIDWESTONE FINANCIAL GROUP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

					Accumulated
					Other
(unaudited)	Common	Capital	Treasury	Retained	Comprehensive
(in thousands, except per share amounts)	Stock	Surplus	Stock	Earnings	Loss	Total

Balance at December 31, 2005	$24,564	12,886	(16,951)	38,630	(743)	58,386

Comprehensive income:
Net income	-	-	-	1,919	-	1,919
Unrealized losses arising during
the period on securities available for sale	-	-	-	-	(124)	(124)
Reclassification adjustment for
realized losses on securities available for sale, net of tax	-	-	-	-	79	79
Total comprehensive income	-	-	-	1,919	(45)	1,874
Dividends paid ($.17 per share)	-	-	-	(631)	-	(631)
Stock options exercised
(5,921 shares)	-	6	83	-	-	89

Balance at March 31, 2006	$24,564	12,892	(16,868)	39,918	(788)	59,718

Balance at December 31, 2006	$24,564	13,076	(17,099)	42,447	(455)	62,533

Comprehensive income:
Net income	-	-	-	974	-	974
Unrealized gains arising during the
period on securities available for sale	-	-	-	-	83	83
Total comprehensive income	-	-	-	974	83	1,057
Dividends paid ($.18 per share)	-	-	-	(668)	-	(668)
Stock-based compensation	-	51	-	-	-	51
Stock options exercised
(14,980 shares)	-	8	214	-	-	222
Treasury stock purchased
(30,000 shares)	-	-	(567)	-	-	(567)

Balance at March 31, 2007	$24,564	13,135	(17,452)	42,753	(372)	62,628

See accompanying notes to consolidated financial statements.

PART I -- Item 1. Financial Statements, Continued

MIDWESTONE FINANCIAL GROUP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)	Three Months Ended
(dollars in thousands)	March 31,
	2007	2006
Cash flows from operating activities:
Net income	$974	$1,919
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	457	479
Provision for loan losses	397	-
Loss on sale of available for sale investment securities	-	126
Stock-based compensation	51	-
Excess tax benefits related to stock options	(26)	(8)
Amortization of investment securities and loan premiums	65	107
Accretion of investment securities and loan discounts	(25)	(23)
Decrease in other assets	313	1,649
(Decrease) increase in other liabilities	(50)	287
Net cash provided by operating activities	2,156	4,536

Cash flows from investing activities:
Investment securities available for sale:
Proceeds from sales	-	6,476
Proceeds from maturities	3,418	3,145
Purchases	(4,922)	(3,766)
Investment securities held to maturity:
Proceeds from maturities	258	159
Net increase in loans	(11,024)	(15,987)
Purchases of loan pool participations	(8)	(106)
Principal recovery on loan pool participations	10,425	12,964
Purchases of premises and equipment	(710)	(1,504)
Net cash (used in) provided by investing activities	(2,563)	1,381

Cash flows from financing activities:
Net increase in deposits	3,715	1,177
Net decrease in federal funds purchased	(465)	(2,985)
Repayment of Federal Home Loan Bank advances	(2,500)	(1,000)
Principal payments on notes payable	-	(1,500)
Excess tax benefits related to stock options	26	8
Dividends paid	(668)	(631)
Proceeds from exercise of stock options	222	89
Purchases of treasury stock	(567)	-
Net cash used in financing activities	(237)	(4,842)

Net (decrease) increase in cash and cash equivalents	(644)	1,075
Cash and cash equivalents at beginning of period	20,726	13,520
Cash and cash equivalents at end of period	$20,082	$14,595

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$5,579	$3,827
Income taxes	$-	$850

See accompanying notes to consolidated financial statements.

1. Basis of Presentation

The accompanying consolidated statements of income and the consolidated statements of comprehensive income for the three months ended March 31, 2007 and 2006, the consolidated statements of cash flows for the three months ended March 31, 2007 and 2006 and the consolidated statements of condition as of March 31, 2007 and December 31, 2006 include the accounts and transactions of MidWestOne Financial Group, Inc. (the “Company”) and its wholly-owned subsidiaries, MidWestOne Bank, MidWestOne Investment Services, Inc. and Cook & Son Agency, Inc. All material intercompany balances and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U. S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2007, and the results of operations and cash flows for the three months ended March 31, 2007 and 2006.

The results for the three months ended March 31, 2007 may not be indicative of results for the year ending December 31, 2007, or for any other period.

2. Consolidated Statements of Cash Flows

In the consolidated statements of cash flows, cash and cash equivalents include cash and due from banks, interest-bearing deposits in banks, and federal funds sold.

3. Income Taxes

Federal income tax expense for the three months ended March 31, 2007 and 2006 was computed using the consolidated effective federal tax rate. The Company also recognized income tax expense pertaining to state franchise taxes payable individually by the subsidiary bank. On January 1, 2007, the Company adopted FIN 48, “Accounting for Uncertainty in Income Taxes.” The evaluation was performed for those tax years which remain open to audit. The Company files a consolidated tax return for federal purposes and a separate or consolidated tax return for the state of Iowa purposes dependent upon the state tax regulations. The tax years ended December 31, 2006, 2005, and 2004, remain subject to examination by the Internal Revenue Service. For state tax purposes, the tax years ended December 31, 2006, 2005, and 2004, remain open for examination. As a result of the implementation of FIN 48, the Company did not recognize any increase or decrease for unrecognized tax benefits. There were no material unrecognized tax benefits on January 1, 2007 and March 31, 2007. No interest or penalties on these unrecognized tax benefits has been recorded. As of March 31, 2007, the Company does not anticipate any significant increase or decrease in unrecognized tax benefits during the remainder of 2007.

4. Earnings Per Common Share

Basic earnings per common share computations are based on the weighted average number of shares of common stock actually outstanding during the period. The weighted average number of shares outstanding for the three-month periods ended March 31, 2007 and 2006 was 3,712,773 and 3,706,331 respectively. Diluted earnings per share amounts are computed by dividing net income by the weighted average number of shares outstanding and all dilutive potential shares outstanding during the period. The computation of diluted earnings per share used a weighted average number of shares outstanding of 3,758,782 and 3,771,216 for the three months ended March 31, 2007 and 2006, respectively. The following table presents the computation of earnings per common share for the respective periods:

	Three Months Ended March 31,
	2007	2006
Earnings per Share Information:

Weighted average number of shares
outstanding during the period	3,712,773	3,706,331

Weighted average number of shares
outstanding during the period
including all dilutive potential shares	3,758,782	3,771,216

Net earnings	$974,000	$1,919,000

Earnings per share - basic	$0.26	$0.52

Earnings per share - diluted	$0.26	$0.51

5. Effect of New Financial Accounting Standards

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”). SFAS No. 155 is an amendment of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This Statement eliminates the exemption from applying Statement No. 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. The Statement also allows an entity to elect fair value measurement at acquisition, at issuance or when a previously recognized financial instrument is subject to a remeasurement event, at an instrument-by-instrument basis. SFAS No. 155 was effective for the Company beginning January 1, 2007. The adoption of this Statement did not have any effect on the Company’s financial condition or results of operations.

In March 2006, the FASB issued Statement No. 156, “Accounting for Servicing of Financial Assets” (SFAS No.156”). SFAS No. 156 is an amendment of SFAS No. 140 that requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset and requires each servicing asset or liability to be initially measured at fair value. Entities are permitted to choose the fair value measurement method or the amortization method for subsequent reporting periods. SFAS No. 156 was effective for the Company beginning on January 1, 2007. The adoption of this statement did not have any effect on the Company’s financial condition or results of operations.

In July 2006, the FASB issued Financial Interpretation No. 48 (“FIN 48”), “Accounting for Income Tax Uncertainties.” FIN 48 supplements SFAS No. 109, “Accounting for Income Taxes,” by defining the threshold for recognizing the benefits in the financial statements as “more-likely-than-not” to be sustained by the applicable taxing authority. The benefit recognized for a tax position that meets the “more-likely-than-not” criterion is measured based on the largest benefit that is more than fifty percent likely to be realized, taking into consideration the amount and probabilities of the outcome upon settlement. The Company adopted FIN 48 on January 1, 2007, with no effect on its financial condition or results of operations.

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

In September 2006, the EITF ratified Issue No. 06-5, “Accounting for Purchases of Life Insurance - Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchase of Life Insurance.” EITF Issue No. 06-5 addresses accounting for the amount that could be realized as an asset and provides clarification regarding additional amounts included in the contractual terms of an individual policy in determining the amount that could be realized under the insurance contract. The effects of applying this Issue must be recognized through either a change in accounting principle through an adjustment to equity or through the retrospective application to all prior periods. The Issue was effective for the Company beginning January 1, 2007. The adoption of the Issue did not have any effect on the Company’s financial condition or results of operations.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 allows companies to elect fair-value measurement of specified financial instruments and warranty and insurance contracts when an eligible asset or liability is initially recognized or when an event, such as a business combination, triggers a new basis of accounting for that asset or liability. The election, called the “fair value option,” will enable some companies to reduce the volatility in reported earnings caused by measuring related assets and liabilities differently. The election is available for eligible assets or liabilities on a contract-by-contract basis without electing it for identical assets or liabilities under certain restrictions. SFAS No. 159 is effective as of the beginning of the Company’s first fiscal year beginning after November 15, 2007. The Company does not anticipate that the adoption of SFAS No. 159 will have a material effect on its financial condition or results of operations.

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

PART I -- Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

QUARTER ENDED March 31, 2007

OVERVIEW

The following discussion is provided for the consolidated operations of MidWestOne Financial Group, Inc. (“Company”), which includes its wholly-owned banking subsidiary, MidWestOne Bank (“Bank”), its wholly-owned insurance agency, Cook & Son Agency, Inc. (“Cook & Son”) and its wholly-owned investment brokerage subsidiary, MidWestOne Investment Services, Inc. (“MWI”). The discussion focuses on the consolidated results of operations for the three months ended March 31, 2007, compared to the same period in 2006, and on the consolidated financial condition of the Company and its subsidiaries as of March 31, 2007 and December 31, 2006.

The Company earned net income of $974,000 for the quarter ended March 31, 2007, compared with $1,919,000 for the quarter ended March 31, 2006, a decrease of 49 percent. The decrease in net income was primarily due to increased provision for loan losses and contraction in the Company’s net interest margin. On January 6, 2006, the Company received the proceeds from the recovery of an agricultural loan that had been charged off in 2001. These proceeds included a loan principal recovery of $901,000 that was credited to the allowance for loan losses, $364,000 in interest that was recorded to interest income on loans and $50,000 credited to other loan income for the reimbursement of attorney fees incurred by the Company in 2001. The interest income and fees recovered contributed $.08 per share basic and diluted to the Company’s earnings in the first quarter of 2006. Basic earnings per share for the quarter ended March 31, 2007 were $.26 versus $.52 for the quarter ended March 31, 2006. Diluted earnings per share were $.26 for the first quarter of 2007 and $.51 for the first quarter of 2006. The Company’s return on average assets for the quarter ended March 31, 2007 was .53 percent compared with a return of 1.14 percent for the quarter ended March 31, 2006. The Company’s return on average equity was 6.30 percent for the three months ended March 31, 2007 versus 13.12 percent for the three months ended March 31, 2006.

The following table presents selected financial results and measures for the three months ended March 31, 2007 compared with the three months ended March 31, 2006.

	Three Months Ended March 31,
	2007	2006

Net Income	$974,000	$1,919,000
Average Assets	743,434,000	682,323,000
Average Shareholders’ Equity	62,687,000	59,322,000
Return on Average Assets	.53%	1.14%
Return on Average Equity	6.30%	13.12%
Equity to Assets (end of period)	8.40%	8.87%

RESULTS OF OPERATIONS

Net Interest Income

Net interest income is computed by subtracting total interest expense from total interest income. Fluctuations in net interest income can result from the changes in the volumes of assets and liabilities as well as changes in interest rates. The Company’s net interest income for the quarter ended March 31, 2007 decreased $844,000 or 12 percent to $5,946,000 from $6,790,000 for the quarter ended March 31, 2006. Total interest income was $966,000 greater in the first quarter of 2007 compared with the same period in 2006. Interest income excluding loan pool participations was $1,560,000, or 18 percent greater in the first quarter of 2007 in comparison with the quarter ended March 31, 2006 due to an increase in the volume of loans and higher yields on loans and investment securities. Interest income and discount recovery on loan pool participations was $594,000 lower in the first quarter of 2007 compared to the first quarter of 2006 as a result of reduced collections. The increase in interest income was offset by increased interest expense on deposits and borrowed funds. Total interest expense for the first quarter of 2007 increased $1,810,000 or 40 percent compared with the same period in 2006 due to increased volumes and a higher cost of funds, reflecting the interest rate environment. The Company’s net interest margin on a federal tax-equivalent basis for the first quarter of 2007 decreased to 3.61 percent from 4.48 percent in the first quarter of 2006. Net interest margin is a measure of the net return on interest-earning assets and is computed by dividing annualized net interest income by the average of total interest-earning assets for the period. Excluding the additional interest income associated with the charge-off loan recovery in 2006, the Company’s net interest margin was 4.22 percent for the first quarter of 2006. The Company’s overall yield on earning assets declined to 7.31 percent for the first quarter of 2007 compared with 7.39 percent for the first quarter of 2006. The rate on interest-bearing liabilities increased in the first quarter of 2007 to 4.11 percent compared to 3.25 percent for the first quarter of 2006.

The following table presents a comparison of the average balance of earning assets, interest-bearing liabilities, tax-equivalent interest income and expense, and tax-equivalent average yields and costs for the three months ended March 31, 2007 and 2006.

	Quarter ended March 31,
(in thousands)	2007			2006
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Average earning assets:
Loans	509,148	9,371	7.46%	440,558	7,910	7.28%
Loan pool participations	96,155	2,015	8.50%	96,401	2,609	10.98%
Interest-bearing deposits	489	11	8.90%	618	7	4.72%
Investment securities:
Available for sale	71,973	859	4.84%	69,626	698	4.07%
Held to maurity	12,086	177	5.95%	12,836	185	5.83%
Federal funds sold	125	1	5.17%	6,634	3	0.19%
Total earning assets	689,976	12,434	7.31%	626,673	11,412	7.39%

Average interest-bearing liabilities:
Interest-bearing demand deposits	64,557	80	0.50%	59,440	86	0.58%
Savings deposits	103,878	681	2.66%	112,884	541	1.94%
Certificates of deposit	335,747	3,936	4.75%	276,065	2,526	3.71%
Federal funds purchased	6,242	86	5.62%	12,358	70	2.30%
Federal Home Loan Bank advances	97,284	1,200	5.00%	82,189	947	4.67%
Notes payable	4,050	80	8.01%	6,083	105	6.98%
Long-term debt	10,310	235	9.24%	10,310	213	8.38%
Total interest-bearing liabilities	622,068	6,298	4.11%	559,329	4,488	3.25%

Net interest income		6,136	3.20%		6,924	4.14%
Net interest margin			3.61%			4.48%

Interest income and fees on loans increased $1,457,000 or 19 percent in the first quarter of 2007 compared to the same period in 2006. Average loans were $68,589,000 or 16 percent higher in the first quarter of 2007 compared with 2006, which contributed to the growth in interest income. The increase in loan volume reflects new loan originations primarily in the Cedar Falls/Waterloo and Davenport, Iowa markets. Higher interest rates in the first quarter of 2007 compared with 2006 also contributed to the additional interest income generated in 2007. Interest income on loans for the first quarter of 2006 included the additional $364,000 interest income collected from the recovery of the previously charged off loan. Excluding the interest income collected on the charged off loan, the average yield on loans increased to 7.46 percent for the first quarter of 2007, compared to 6.91 percent in the first quarter of 2006. The yield on the Company’s loan portfolio is affected by the amount of nonaccrual loans (which do not earn interest income), the mix of the portfolio (real estate loans generally have a lower overall yield than commercial and agricultural loans), the effects of competition and the interest rate environment on the amounts and volumes of new loan originations, and the mix of variable rate versus fixed rate loans in the Company’s portfolio. Additionally, many of the borrowers have refinanced their real estate mortgages outside the Company to take advantage of long-term fixed-rate loans. The Company has typically not retained long-term fixed rate loans in its portfolio in order to reduce interest rate risk. Competition in the local markets served by the Company has caused the pricing of new and many existing loans to be at or near the national prime rate. Historically, the Company had been able to price many of these loans higher than prime.

Interest and discount income on loan pool participations decreased $594,000 or 23 percent in the first quarter of 2007 compared with the same period in 2006. Interest income and discount collected on the loan pool participations for the three months ended March 31, 2007 was $2,015,000 compared with $2,609,000 collected in the three months ended March 31, 2006. The yield on loan pool participations was 8.50 percent for the first quarter of 2007 compared with 10.98 percent for the first quarter of 2006. The average loan pool participation investment balance was $246,000 lower in the first quarter of 2007 than in 2006. These loan pool participations are pools of performing and distressed and nonperforming loans that the Company has purchased at a discount from the aggregate outstanding principal amount of the underlying loans. Income is derived from this investment in the form of interest collected and the repayment of the principal in excess of the purchase cost which is herein referred to as “discount recovery.” The loan pool participations have traditionally been a high-yield activity for the Company, but this yield has fluctuated from period to period based on the amount of cash collections, discount recovery, and net collection expenses of the servicer in any given period. The income and yield on loan pool participations may vary in future periods due to the volume and discount rate on loan pools purchased. The Company adopted SOP 03-3 on January 1, 2005. All loans that the Company had purchased prior to January 1, 2005 continue to utilize the cash basis for recognition of interest income and discount recovery. The loan pool participations purchased subsequent to January 1, 2005 that are subject to the “accretable yield” income recognition requirements of SOP 03-3 have not generated amounts of income significantly greater than what would have been recognized under the cash basis. Loan pool participations that are not subject to the “accretable yield” requirements also utilize the cash basis for recognition of interest income and discount recovery.

Interest income on investment securities increased $101,000 or 13 percent in the quarter ended March 31, 2007, compared with the quarter ended March 31, 2006 mainly due to higher yields on securities in the portfolio. Interest income on investment securities totaled $886,000 in the first quarter of 2007 compared with $785,000 for the first quarter of 2006. The average balance of investments in the first quarter of 2007 was $84,059,000 in the first quarter of 2007 compared with $82,462,000 in the first quarter of 2006. The tax-equivalent yield on the Company’s investment portfolio in the first quarter of 2007 increased to 5.00 percent from 4.34 percent in the comparable period of 2006 reflecting reinvestment of maturing securities at higher market interest rates.

Interest expense on deposits was $1,544,000 or 49 percent greater in the first quarter of 2007 compared with the same period in 2006 mainly due to higher market interest rates and increased deposit volumes. The weighted average rate paid on interest-bearing deposits was 3.78 percent in the first quarter of 2007 compared with 2.85 percent in the first quarter of 2006. Average interest-bearing deposits for the first quarter of 2007 were $56,793,000 greater compared with the same period in 2006. The Company has noted higher market rates and has increased the rates it pays on deposit accounts in response to the competition.

Interest expense on borrowed funds was $266,000 greater in the first quarter of 2007 compared with the same period in 2006. Interest on borrowed funds totaled $1,601,000 for the first quarter of 2007. The Company’s average borrowed funds balances were greater in the first quarter of 2007 resulting in additional interest expense. Higher market interest rates in 2007 compared with 2006 also contributed to the additional interest expense. Average borrowed funds for the first quarter of 2007 were $6,946,000 greater compared to the same period in 2006. The weighted average rate paid on borrowed funds increased to 5.51 percent in the first quarter of 2007 compared with 4.88 percent in the first quarter of 2006.

Provision for Loan Losses

The Company recorded a provision for loan losses of $397,000 in the first quarter of 2007 compared with zero provision in the first quarter of 2006. No provision for the first quarter of 2006 was necessary due to the recovery of the $901,000 previously charged off agricultural loan credited to the reserve in January 2006. Net loans charged off in the first quarter of 2007 totaled $205,000 compared with gross charge-offs of $184,000 in the first quarter of 2006. In addition to the $901,000 recovery in the first quarter of 2006, other prior-period charge-offs of $65,000 were recovered, resulting in a net recovery for the period of $782,000. Additional provision for loan losses in the first quarter of 2007 reflected the continued growth in the loan portfolio. Management determines an appropriate provision based on its evaluation of the adequacy of the allowance for loan losses in relationship to a continuing review of problem loans, the current economic conditions, actual loss experience and industry trends. Management believes that the allowance for loan losses is adequate based on the inherent risk in the portfolio as of March 31, 2007; however, growth in the loan portfolio and the uncertainty of the general economy require that management continue to evaluate the adequacy of the allowance for loan losses and make additional provisions in future periods as deemed necessary.

Noninterest Income

Noninterest income results from the charges and fees collected by the Company from its customers for various services performed, data processing income received from nonaffiliated banks, miscellaneous other income, and gains (or losses) from the sale of investment securities held in the available for sale category. Total noninterest income was $94,000 or 7 percent greater in the first quarter of 2007 compared with the same period in 2006. Service charges on deposit accounts decreased $41,000 or 9 percent for the quarter ended March 31, 2007 compared with the quarter ended March 31, 2006 primarily due to reduced non-sufficient funds charges collected on deposit account overdrafts. Brokerage fees increased $22,000 to $273,000 for the first quarter of 2007 due to increased sales of securities. Property and casualty insurance income was $204,000 in the first quarter of 2007 compared with $148,000 in the first quarter of 2006 reflecting increased insurance premium volume. Loan origination fees on single-family real estate loans that were originated by the Company and sold servicing-released to the secondary market increased to $124,000 in the first quarter of 2007 compared to $104,000 for the first quarter of 2006 due to increased origination activity. Other income for the first quarter of 2007 decreased by $89,000 or 15 percent compared with the income for the first quarter of 2006 mainly due to the collection of $50,000 attorney fees associated with the charge-off recovery in the 2006 quarter. Recognized available for sale investment security losses totaled $126,000 in the first quarter of 2006 compared with none recognized in the first quarter of 2007.

Noninterest Expense

Total noninterest expense for the quarter ended March 31, 2007 was $361,000 or 7 percent greater compared to noninterest expense for the quarter ended March 31, 2006. Noninterest expense for the first quarter of 2007 was $5,695,000 and includes all the costs incurred to operate the Company except for interest expense, the loan loss provision and income taxes. Salaries and benefits expense for the first quarter of 2007 was $306,000 or 10 percent higher compared with the same period in 2006. The increase was attributable to additional salaries and benefits expense for the additional staff added to the Davenport, Iowa branch location throughout 2006, annual compensation adjustments and increased health-care insurance premium costs. Average full-time equivalent employees increased from 215 for the three months ended March 31, 2006 to 222 for the three months ended March 31, 2007. Occupancy expense and intangible asset amortization did not change significantly from the first quarter of 2006 to 2007. Other operating expenses rose $80,000 or 7 percent in the first quarter of 2007 compared to the first quarter of 2006 with much of the additional expense attributable to costs associated with consultants related to the Company’s Sarbanes-Oxley compliance initiative.

Income Tax Expense

The Company incurred income tax expense of $413,000 for the three months ended March 31, 2007 compared with $976,000 for the three months ended March 31, 2006. The effective income tax rate as a percent of income before taxes for the three months ended March 31, 2007 and 2006 was 29.8 percent and 33.7 percent, respectively. The effective tax rate varies from the statutory rate due to state taxes and the amount of tax-exempt income on municipal bonds earned during the period. Tax-exempt income on municipal bonds is greater in comparison to previous periods as the market yields on newly-purchased bonds has increased and the Company has a higher volume of municipal bonds.

On January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for uncertainty in Income Taxes,” (“FIN 48”). Implementation of FIN 48 did not result in a cumulative effect adjustment to retained earnings.

FINANCIAL CONDITION

Total assets as of March 31, 2007 were $745,756,000 compared with $744,911,000 as of December 31, 2006, an increase of $845,000 or less than 1 percent. As of March 31, 2007, the Company had $4,665,000 federal funds sold compared with $465,000 purchased as of December 31, 2006. Federal funds are purchased on a short-term basis to meet liquidity needs. Excess funds not required to meet current day liquidity needs are sold on an overnight basis.

Investment Securities

Investment securities available for sale totaled $72,329,000 as of March 31, 2007. This is an increase of $1,586,000 from December 31, 2006. The proceeds from maturing securities were utilized to fund growth in the Company’s loan portfolio. Investment securities classified as held to maturity declined to $11,956,000 as of March 31, 2007, compared with $12,220,000 on December 31, 2006 due to maturity of municipal bonds.

Loans

Total loans were $514,668,000 as of March 31, 2007, compared with $503,832,000 as of December 31, 2006, an increase of $10,836,000 or 2 percent. Much of the growth in the first quarter of 2007 came from commercial, agricultural real estate, agricultural operating and real estate construction loans. As of March 31, 2007, the Company’s loan to deposit ratio was 91.2 percent compared with a year-end 2006 loan to deposit ratio of 89.9 percent. As of March 31, 2007, loans secured by residential real estate comprised the largest category in the portfolio at approximately 25 percent of total loans. Commercial loans were the next largest category at 18 percent. Commercial real estate loans made up approximately 15 percent of the total loan portfolio. Agricultural loans were approximately 13 percent of the total loan portfolio. Construction and land developments loans comprised approximately 12 percent of the portfolio and agricultural land loans were 11 percent. Multifamily residential real estate and loans to individuals each constituted approximately 3 percent of the portfolio. The loan percentages did not change significantly from December 31, 2006.

The Company has very minimal exposure to subprime mortgages in its loan portfolio. The Company’s loan policy provides a guideline that real estate mortgage borrowers have a Beacon score of 640 or greater. Exceptions to the guideline have been noted but the overall exposure is deemed minimal by management. Mortgages originated by the Company and sold on the secondary market are typically underwritten according to the guidelines of the secondary market investors. These mortgages are on a non-recourse basis, thereby eliminating any subprime exposure.

Loan Pool Participations

As of March 31, 2007, the Company had loan pool participations of $88,468,000, a decrease of $10,417,000 or 11 percent from the December 31, 2006 balance of $98,885,000. The decrease in the loan pool participations is the result of collections of loan pool participations during the period. The loan pool investment balance shown as an asset on the Company’s Statement of Condition represents the discounted purchase cost of the loan pool participations. The average loan pool participation balance of $96,155,000 for the first three months of 2007 was $246,000 lower than the average balance of $96,401,000 for the first three months of 2006. The Company did not acquire any additional loan pool participations during the first quarter of 2007. As of March 31, 2007, the categories of loans by collateral type in the loan pools were commercial real estate - 51%, commercial loans - 18%, agricultural real estate - 13%, single-family residential real estate - 9% and other loans - 9%. The Company has very minimal exposure in loan pools to consumer real estate subprime credit. Most of the basis in loans identified with borrowers or guarantors having credit scores categorized as subprime relates to additional collateral taken to reduce exposure on commercial or commercial real estate loans. The Company does not actively seek to purchase consumer or consumer real estate loans characterized as subprime credit.

Goodwill and Other Intangible Assets

Goodwill totaled $13,405,000 as of March 31, 2007 and December 31, 2006. Goodwill is subject to testing at least annually for impairment in accordance with the provisions of Financial Accounting Standards Board Statement No. 142. No impairment write-down of goodwill has been recorded.

Other intangible assets decreased to $1,064,000 as of March 31, 2007 from the December 31, 2006 total of $1,128,000 reflecting the amortization of intangible assets. The gross carrying amount of other intangible assets and the associated accumulated amortization at March 31, 2007 and December 31, 2006 is presented in the table below. Amortization expense for other intangible assets for the three months ended March 31, 2007 and 2006 was $64,000 and $78,000, respectively.

	Gross		Unamortized
	Carrying	Accumulated	Intangible
	Amount	Amortization	Assets
	(in thousands)

March 31, 2007
Other intangible assets:
Core deposit premium	$3,281	2,755	526
Customer list intangible	$786	248	538
Total	$4,067	$3,003	$1,064

December 31, 2006
Other intangible assets:
Core deposit premium	$3,281	2,716	565
Customer list intangible	$786	223	563
Total	$4,067	$2,939	$1,128

Amortization of intangible assets is recorded using an accelerated method based on the estimated life of the core deposit intangible. Projections of amortization expense are based on existing asset balances and the remaining useful lives. The following table shows the estimated future amortization expense.

	Core	Customer
	Deposit	List
	Premium	Intangible	Totals
	(in thousands)

Nine months ended December 31, 2007	$116	72	188

Year ended December 31,
2008	156	87	243
2009	127	79	206
2010	41	71	112
2011	41	62	103
2012	41	54	95
Thereafter	4	113	117

Deposits

Total deposits as of March 31, 2007 were $564,330,000 compared with $560,615,000 as of December 31, 2006, an increase of $3,715,000 or less than 1 percent. Certificates of deposit remain the largest category of deposits at March 31, 2007 representing approximately 60 percent of total deposits. Based on historical experience, management anticipates that many of the maturing certificates of deposit will be renewed upon maturity. Maintaining competitive market interest rates will facilitate the Company’s retention of certificates of deposit.

Borrowed Funds/Notes Payable

The Company had no federal funds purchased on March 31, 2007. There was $465,000 in federal funds purchased on December 31, 2006. During the first three months of 2007, the Company had an average balance of federal funds purchased of $6,242,000. Advances from the Federal Home Loan Bank totaled $96,600,000 as of March 31, 2007 compared with $99,100,000 as of December 31, 2006. The Company utilizes Federal funds purchased and Federal Home Loan Bank advances as a supplement to customer deposits to fund earning assets. Notes payable remained unchanged at $4,050,000 on March 31, 2007 compared to December 31, 2006. Long-term debt in the form of a trust-preferred security was $10,310,000 as of March 31, 2007 and December 31, 2006.

Nonperforming Assets

The Company’s nonperforming assets totaled $5,577,000 (1.08 percent of total loans) as of March 31, 2007, compared to $5,989,000 (1.19 percent of total loans) as of December 31, 2006. All nonperforming asset totals and related ratios exclude the loan pool participations. The following table presents the categories of nonperforming assets as of March 31, 2007 compared with December 31, 2006:

	March 31,	December 31,
	2007	2006
	(in thousands)
Impaired loans and leases:
Nonaccrual	$744	727
Restructured	2,014	2,014
Total impaired loans and leases	2,758	2,741
Loans and leases past due 90 days and more	2,634	3,060
Total nonperforming loans	5,392	5,801
Other real estate owned	185	188
Total nonperforming assets	$5,577	5,989

From December 31, 2006 to March 31, 2007, the Company’s nonaccrual loans increased $17,000. Loans ninety days past due decreased $426,000. Troubled debt restructurings remained unchanged from December 31, 2006 to March 31, 2007. Other real estate owned decreased $3,000 in the first quarter of 2007. The Company’s allowance for loan losses as of March 31, 2007 was $5,885,000, which was 1.14 percent of total loans as of that date. This compares with an allowance for loan losses of $5,693,000 as of December 31, 2006, which was 1.13 percent of total loans. As of March 31, 2007, the allowance for loan losses was 105.5 percent of nonperforming assets compared with 95.1 percent as of December 31, 2006. Based on the inherent risk in the loan portfolio, management believes that as of March 31, 2007, the allowance for loan losses is adequate. For the three months ended March 31, 2007, the Company experienced net loan charge-offs of $205,000 compared with a net recovery of $782,000 during the three months ended March 31, 2006.

Changes in the allowance for loan losses for the three months ended March 31, 2007 and 2006 were as follows:

	2007	2006
	(in thousands)
Balance at beginning of year	$5,693	5,011
Provision for loan losses	397	-
Recoveries on loans previously charged off	18	966
Loans charged off	(223)	(184)
Balance at end of period	$5,885	5,793

Capital Resources

Total shareholders’ equity was 8.4 percent of total assets as of March 31, 2007 and was 8.4 percent as of December 31, 2006. Tangible equity to tangible assets was 6.6 percent as of March 31, 2007 and December 31, 2006. The Company’s Tier 1 Capital Ratio was 10.0 percent of risk-weighted assets as of March 31, 2007 and was 10.0 percent as of December 31, 2006, compared to a 4.0 percent regulatory requirement. Risk-based capital guidelines require the classification of assets and some off-balance-sheet items in terms of credit-risk exposure and the measuring of capital as a percentage of the risk-adjusted asset totals. Tier 1 Capital is the Company’s total common shareholders’ equity plus the trust preferred security reduced by goodwill. Management believes that, as of March 31, 2007, the Company and its subsidiary bank meet all capital adequacy requirements to which they are subject. As of that date, the bank subsidiary was “well capitalized” under regulatory prompt corrective action provisions.

On January 18, 2007, the Company’s Board of Directors authorized a stock repurchase of up to $2,000,000 until December 31, 2007. In accordance with this authorization, the Company repurchased 30,000 shares on the open market during the first three months of 2007 for a total of $567,300, or an average price per share of $18.91. A total of 14,980 shares were issued during the first three months of 2007 for options exercised under previously awarded grants. Cash dividends of $.18 per share were paid to shareholders on March 15, 2007.

Liquidity

Liquidity management involves meeting the cash flow requirements of depositors and borrowers. The Company conducts liquidity management on both a daily and long-term basis; and it adjusts its investments in liquid assets based on expected loan demand, projected loan maturities and payments, estimated cash flows from the loan pool participations, expected deposit flows, yields available on interest-bearing deposits, and the objectives of its asset/liability management program. The Company had liquid assets (cash and cash equivalents) of $20,082,000 as of March 31, 2007, compared with $20,726,000 as of December 31, 2006. Investment securities classified as available for sale could be sold to meet liquidity needs if necessary. Additionally, the bank subsidiary maintains lines of credit with correspondent banks and the Federal Home Loan Bank that would allow it to borrow federal funds on a short-term basis if necessary. The Company also maintains a line of credit with a major commercial bank that provides liquidity for the purchase of loan pool participations and other corporate needs. Management believes that the Company has sufficient liquidity as of March 31, 2007 to meet the needs of borrowers and depositors.

The Company was not in compliance with one covenant of its loan agreement with Harris N. A. as of March 31, 2007. This was due to the Company not obtaining a required consolidated return on assets of .85 percent for the preceding twelve months. The revolving loan agreement with Harris N. A. is currently being renegotiated with representatives of the bank who have indicated that waiver for the noncompliance will be incorporated in the new loan agreement.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. As of March 31, 2007 and December 31, 2006, outstanding commitments to extend credit totaled approximately $86,680,000 and $90,290,000, respectively.

Commitments under standby letters of credit outstanding aggregated $2,961,000 and $2,495,000 as of March 31, 2007 and December 31, 2006, respectively. The Company does not anticipate any losses as a result of these transactions.

Contractual obligations and other commitments were presented in the Company’s Form 10-K Annual Report for the year ended December 31, 2006. Please refer to this discussion. There have been no material changes since that report was filed. The Company adopted FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a material effect on the contractual obligations table presented in the Company’s Form 10-K Annual Report for the year ended December 31, 2006.

Part I - Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Market risk is the risk of earnings volatility that results from adverse changes in interest rates and market prices. The Company’s market risk is primarily comprised of interest rate risk arising from its core banking activities of lending and deposit taking. Interest rate risk is the risk that changes in market interest rates may adversely affect the Company’s net interest income. Management continually develops and applies strategies to mitigate this risk. The Company has not experienced any material changes to its market risk position since December 31, 2006, from that disclosed in the Company’s 2006 Form 10-K Annual Report. Management does not believe that the Company’s primary market risk exposures and how those exposures were managed in the first three months of 2007 changed when compared to 2006.

The Company uses a third-party computer software simulation modeling program to measure its exposure to potential interest rate changes. For various assumed hypothetical changes in market interest rates, numerous other assumptions are made such as prepayment speeds on loans and securities backed by mortgages, the slope of the Treasury yield curve, the rates and volumes of the Company’s deposits and the rates and volumes of the Company’s loans. This analysis measures the estimated change in net interest income in the event of hypothetical changes in interest rates. This analysis of the Company’s interest rate risk was presented in the Form 10-K filed by the Company for the year ended December 31, 2006.

Part I - Item 4. Controls and Procedures.

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

Part II - Item 1A Risk Factors.

There were no material changes in the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Part II - Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)-(b) Not Applicable

(c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 2007	15,000	$19.440	15,000	$1,708,400
February 2007	-	-	-	1,708,400
March 2007	15,000	18.380	15,000	$1,432,700
Total	30,000	$18.910	30,000

On January 18, 2007, the Board of Directors authorized the repurchase of up to $2,000,000 of the Company's common stock on the open market. This repurchase authorization expires on December 31, 2007.

Part II - Item 6. Exhibits.

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

10.1
MidWestOne Financial Group, Inc. Employee Stock Ownership Plan & Trust as restated and amended. This Plan & Trust is incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

10.6	Summary Executive Performance Incentive Plan.

10.5.1
Fifth Amendment to the Second Amended and Restated Credit Agreement dated November 27, 2006 between MidWestOne Financial Group, Inc. and Harris N.A. This Agreement is incorporated herein by reference to the Form 10-K report filed by MidWestOne Financial Group, Inc. for the Year ended December 31, 2006.

11	Computation of Per Share Earnings.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934.

32.1
Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934 and 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MidWestOne Financial Group, Inc. (Registrant)

By:	/s/Charles S. Howard
Charles S. Howard
Chairman, President, Chief Executive Officer

May 15, 2007 Dated

By:	/s/David A. Meinert
David A. Meinert
Executive Vice President and Chief Financial Officer (Principal Accounting Officer)

May 15, 2007 Dated