Form 10-Q
period 2007-06-30
MIDWESTONE FINANCIAL GROUP INC
filed 2007-08-13
CIK 741390

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Yes ☐  No ☒

As of August 13, 2007, there were 3,695,115 shares of common stock $5 par value outstanding.

PART I — Item 1. Financial Statements

MIDWESTONE FINANCIAL GROUP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION

	June 30,	December 31,
	2007	2006
(dollars in thousands)	(unaudited)
ASSETS
Cash and due from banks	$21,779	$20,279
Interest-bearing deposits in banks	627	447
Cash and cash equivalents	22,406	20,726
Investment securities:
Available for sale at fair value	74,450	70,743
Held to maturity (fair value of $11,005 as of June 30, 2007
and $12,168 as of December 31, 2006)	11,137	12,220
Loans	523,975	503,832
Allowance for loan losses	(5,869)	(5,693)
Net loans	518,106	498,139
Loan pool participations	77,343	98,885
Premises and equipment, net	12,915	12,327
Accrued interest receivable	6,639	6,587
Goodwill	13,405	13,405
Other intangible assets, net	1,001	1,128
Bank-owned life insurance	7,940	7,798
Other real estate owned	424	188
Other assets	3,289	2,765
Total assets	$749,055	$744,911

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Demand	$52,766	$64,291
Interest-bearing checking	65,138	65,482
Savings	104,529	101,443
Certificates of deposit	343,844	329,399
Total deposits	566,277	560,615
Federal funds purchased	8,560	465
Federal Home Loan Bank advances	87,600	99,100
Notes payable	5,050	4,050
Long-term debt	10,310	10,310
Accrued interest payable	3,377	2,804
Other liabilities	4,591	5,034
Total liabilities	685,765	682,378

Shareholders' equity:
Common stock, $5 par value; authorized 20,000,000 shares; issued
4,912,849 shares as of June 30, 2007 and December 31, 2006	24,564	24,564
Capital surplus	13,165	13,076
Treasury stock at cost, 1,219,234 shares as of June 30, 2007,
and 1,197,418 shares as of December 31, 2006	(17,595)	(17,099)
Retained earnings	43,873	42,447
Accumulated other comprehensive loss	(717)	(455)
Total shareholders' equity	63,290	62,533
Total liabilities and shareholders' equity	$749,055	$744,911

See accompanying notes to consolidated financial statements.

PART I — Item 1. Financial Statements, Continued

MIDWESTONE FINANCIAL GROUP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(unaudited)	Quarter Ended		Six Months Ended
(dollars in thousands, except per share amounts)	June 30,		June 30,
	2007	2006	2007	2006
Interest income:
Interest and fees on loans	$9,606	$8,238	$18,937	$16,112
Interest and discount on loan pool participations	2,301	2,183	4,316	4,792
Interest on bank deposits	4	8	15	15
Interest on federal funds sold	60	-	61	3
Interest on investment securities:
Available for sale	792	662	1,559	1,323
Held to maturity	118	123	237	247
Total interest income	12,881	11,214	25,125	22,492

Interest expense:
Interest on deposits:
Interest-bearing checking	87	92	167	178
Savings	715	656	1,396	1,197
Certificates of deposit	4,142	2,728	8,078	5,254
Interest on federal funds purchased	11	175	97	245
Interest on Federal Home Loan Bank advances	1,178	1,044	2,378	1,991
Interest on notes payable	89	89	169	194
Interest on long-term debt	240	232	475	445
Total interest expense	6,462	5,016	12,760	9,504
Net interest income	6,419	6,198	12,365	12,988
Provision for loan losses	179	-	576	-
Net interest income after provision for loan losses	6,240	6,198	11,789	12,988

Noninterest income:
Deposit service charges	554	586	987	1,060
Other customer service charges and fees	203	157	396	313
Brokerage commissions	154	288	427	539
Insurance commissions	183	237	387	385
Data processing income	63	57	119	109
Mortgage origination fees	189	142	313	246
Bank-owned life insurance income	85	80	169	160
Other operating income	50	55	216	355
Gain (loss) on sale of available for sale securities	49	-	49	(126)
Total noninterest income	1,530	1,602	3,063	3,041

Noninterest expense:
Salaries and employee benefits	3,011	2,981	6,464	6,128
Net occupancy expense	876	852	1,752	1,739
Professional fees	268	164	566	340
Data processing expense	104	123	193	230
Other intangible asset amortization	63	77	127	155
Other operating expense	940	1,118	1,855	2,057
Total noninterest expense	5,262	5,315	10,957	10,649
Income before income tax expense	2,508	2,485	3,895	5,380
Income tax expense	720	830	1,133	1,806
Net income	$1,788	$1,655	$2,762	$3,574

Earnings per common share - basic	$0.48	$0.44	$0.75	$0.96
Earnings per common share - diluted	$0.48	$0.44	$0.74	$0.95
Dividends per common share	$0.18	$0.18	$0.36	$0.35

See accompanying notes to consolidated financial statements.

PART I — Item 1. Financial Statements, Continued

MIDWESTONE FINANCIAL GROUP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)	Quarter Ended		Six Months Ended
(in thousands)	June 30,		June 30,
	2007	2006	2007	2006
Net income	$1,788	$1,655	$2,762	$3,574
Other comprehensive loss:
Unrealized losses on securities available for sale:
Unrealized holding losses arising during the period, net of tax	(313)	(402)	(230)	(526)
Reclassification adjustment for net (gains) losses included in net income, net of tax	(32)	-	(32)	79
Other comprehensive loss, net of tax	(345)	(402)	(262)	(447)
Comprehensive income	$1,443	$1,253	$2,500	$3,127

See accompanying notes to consolidated financial statements.

PART I — Item 1. Financial Statements, Continued

MIDWESTONE FINANCIAL GROUP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(unaudited)	Common	Capital	Treasury	Retained	Accumulated Other Comprehensive
(in thousands, except per share amounts)	Stock	Surplus	Stock	Earnings	Loss	Total
Balance at December 31, 2005	$24,564	12,886	(16,951)	38,630	(743)	58,386

Comprehensive income:
Net income	-	-	-	3,574	-	3,574
Unrealized losses arising during the
period on securities available for sale	-	-	-	-	(526)	(526)
Reclassification for realized losses on
securities available for sale, net of tax	-	-	-	-	79	79
Total comprehensive income	-	-	-	3,574	(447)	3,127
Dividends paid ($.35 per share)	-	-	-	(1,296)	-	(1,296)
Stock-based compensation	-	10	112	-	-	122
Stock options exercised
(15,241 shares)	-	(13)	214	-	-	201
Treasury stock purchased
(35,000 shares)	-	-	(677)	-	-	(677)

Balance at June 30, 2006	$24,564	12,883	(17,302)	40,908	(1,190)	59,863

Balance at December 31, 2006	$24,564	13,076	(17,099)	42,447	(455)	62,533

Comprehensive income:
Net income	-	-	-	2,762	-	2,762
Unrealized losses arising during the
period on securities available for sale	-	-	-	-	(230)	(230)
Reclassification adjustment for realized gains
on securities available for sale, net of tax	-	-	-	-	(32)	(32)
Total comprehensive income	-	-	-	2,762	(262)	2,500
Dividends paid ($.36 per share)	-	-	-	(1,336)	-	(1,336)
Stock-based compensation	-	101	-	-	-	101
Stock options exercised
(23,184 shares)	-	(12)	333	-	-	321
Treasury stock purchased
(45,000 shares)	-	-	(829)	-	-	(829)

Balance at June 30, 2007	$24,564	13,165	(17,595)	43,873	(717)	63,290

See accompanying notes to consolidated financial statements.

PART I — Item 1. Financial Statements, Continued

MIDWESTONE FINANCIAL GROUP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)	Six Months Ended
(dollars in thousands)	June 30,
	2007	2006
Cash flows from operating activities:
Net income	$2,762	$3,574
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	912	961
Provision for loan losses	576	-
(Gain) loss on sale of available for sale investment securities	(49)	126
Stock-based compensation	101	122
Excess tax benefits related to stock options	(31)	(8)
Amortization of investment securities and loan premiums	117	202
Accretion of investment securities and loan discounts	(48)	(42)
(Increase) decrease in other assets	(803)	581
Increase in other liabilities	130	216
Net cash provided by operating activities	3,667	5,732

Cash flows from investing activities:
Investment securities available for sale:
Proceeds from sales	238	6,476
Proceeds from maturities	10,586	9,075
Purchases	(14,985)	(9,575)
Investment securities held to maturity:
Proceeds from maturities	1,073	714
Net increase in loans	(20,512)	(42,183)
Purchases of loan pool participations	(2,288)	(11,767)
Principal recovery on loan pool participations	23,830	22,744
Purchases of premises and equipment	(1,373)	(1,619)
Net cash used in investing activities	(3,431)	(26,135)

Cash flows from financing activities:
Net increase in deposits	5,662	7,102
Net increase in federal funds purchased	8,095	7,095
Federal Home Loan Bank advances	-	44,000
Repayment of Federal Home Loan Bank advances	(11,500)	(33,000)
Advances on notes payable	1,500	450
Principal payments on notes payable	(500)	(2,000)
Excess tax benefits related to stock options	31	8
Dividends paid	(1,336)	(1,296)
Proceeds from exercise of stock options	321	201
Purchases of treasury stock	(829)	(677)
Net cash provided by financing activities	1,444	21,883

Net increase in cash and cash equivalents	1,680	1,480
Cash and cash equivalents at beginning of period	20,726	13,520
Cash and cash equivalents at end of period	$22,406	$15,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$12,186	$9,219
Income taxes	$1,263	$2,511

See accompanying notes to consolidated financial statements.

Part I - Item 1. Financial Statements, Continued

Notes to Financial Statements

1. Basis of Presentation

The accompanying consolidated statements of income and the consolidated statements of comprehensive income for the three months and the six months ended June 30, 2007 and 2006, the consolidated statements of cash flows for the six months ended June 30, 2007 and 2006 and the consolidated statements of condition as of June 30, 2007 and December 31, 2006 include the accounts and transactions of MidWestOne Financial Group, Inc. (the “Company”) and its wholly-owned subsidiaries, MidWestOne Bank, MidWestOne Investment Services, Inc. and Cook & Son Agency, Inc. All material intercompany balances and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U. S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2007, and the results of operations for the three months and the six months ended June 30, 2007 and 2006 and cash flows for the six months ended June 30, 2007 and 2006.

The results for the three months and the six months ended June 30, 2007 may not be indicative of results for the year ending December 31, 2007, or for any other period.

2. Consolidated Statements of Cash Flows

In the consolidated statements of cash flows, cash and cash equivalents include cash and due from banks and interest-bearing deposits in banks.

3. Income Taxes

Federal income tax expense for the three months and the six months ended June 30, 2007 and 2006 was computed using the consolidated effective federal tax rate. The Company also recognized income tax expense pertaining to state franchise taxes payable individually by the subsidiary bank. On January 1, 2007, the Company adopted FIN 48, “Accounting for Uncertainty in Income Taxes.” The evaluation was performed for those tax years which remain open to audit. The Company files a consolidated tax return for federal purposes. A consolidated tax return for the state of Iowa is filed for the parent company and non-bank subsidiaries. A separate Iowa franchise tax return is filed for the bank subsidiary. The tax years ended December 31, 2006, 2005, and 2004, remain subject to examination by the Internal Revenue Service. For state tax purposes, the tax years ended December 31, 2006, 2005, and 2004, remain open for examination. As a result of the implementation of FIN 48, the Company did not recognize any increase or decrease for unrecognized tax benefits. There were no material unrecognized tax benefits on January 1, 2007 and June 30, 2007. No interest or penalties on these unrecognized tax benefits has been recorded. As of June 30, 2007, the Company does not anticipate any significant increase or decrease in unrecognized tax benefits during the next twelve months.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Earnings per Share Information:

Weighted average number of shares
outstanding during the period	3,696,925	3,702,483	3,704,805	3,704,396

Weighted average number of shares
outstanding during the period
including all dilutive potential shares	3,728,279	3,775,948	3,742,782	3,773,069

Net earnings	$1,788,000	$1,655,000	$2,762,000	$3,574,000

Earnings per share - basic	$.48	$.44	$.75	$.96

Earnings per share - diluted	$.48	$.44	$.74	$.95

5. Effect of New Financial Accounting Standards

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

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 allows companies to elect fair-value measurement of specified financial instruments and warranty and insurance contracts when an eligible asset or liability is initially recognized or when an event, such as a business combination, triggers a new basis of accounting for that asset or liability. The election, called the “fair value option,” will enable some companies to reduce the volatility in reported earnings caused by measuring related assets and liabilities differently. The election is available for eligible assets or liabilities on a contract-by-contract basis without electing it for identical assets or liabilities under certain restrictions. SFAS No. 159 is effective for the Company beginning January 1, 2008. The Company does not anticipate that the adoption of SFAS No. 159 will have a material effect on its financial condition or results of operations.

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

7. Reclassifications

Certain reclassifications have been made to prior year consolidated financial statements in order to conform to current year presentation. These reclassifications consist of expanding the noninterest income categories on the income statement to present separately bank-owned life insurance income.

PART I — Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

The following discussion is provided for the consolidated operations of MidWestOne Financial Group, Inc. (“Company”), which includes its wholly-owned banking subsidiary, MidWestOne Bank (“Bank”), its wholly-owned insurance agency, Cook & Son Agency, Inc. (“Cook & Son”) and its wholly-owned investment brokerage subsidiary, MidWestOne Investment Services, Inc. (“MWI”). The discussion focuses on the consolidated results of operations for the three months and the six months ended June 30, 2007, compared to the same periods in 2006, and on the consolidated financial condition of the Company and its subsidiaries as of June 30, 2007 and December 31, 2006.

RESULTS OF OPERATIONS

QUARTER ENDED June 30, 2007

The Company earned net income of $1,788,000 for the quarter ended June 30, 2007, compared with $1,655,000 for the quarter ended June 30, 2006, an increase of $133,000 or 8 percent. The increase in net income was primarily due to greater net interest income and lower noninterest expense. Basic and diluted earnings per share for the quarter ended June 30, 2007 were $.48 versus $.44 for the quarter ended June 30, 2006. The Company’s return on average assets was .96 percent for the quarter ended June 30, 2007 and for the quarter ended June 30, 2006. The Company’s return on average equity increased to 11.37 percent for the three months ended June 30, 2007, compared with 11.02 percent for the three months ended June 30, 2006.

The following table presents selected financial results and measures for the three months ended June 30, 2007 compared with the three months ended June 30, 2006.

	Three Months Ended June 30,
	2007	2006
Net Income	$1,788,000	$1,655,000
Average Assets	747,729,000	688,353,000
Average Shareholders’ Equity	63,053,000	60,214,000
Return on Average Assets	.96%	.96%
Return on Average Equity	11.37%	11.02%
Equity to Assets (end of period)	8.45%	8.53%

Net Interest Income

Net interest income is computed by subtracting total interest expense from total interest income. Fluctuations in net interest income can result from the changes in the volumes of assets and liabilities as well as changes in interest rates. The Company’s net interest income for the quarter ended June 30, 2007 increased $221,000 or 4 percent to $6,419,000 from $6,198,000 for the quarter ended June 30, 2006. Total interest income was $1,667,000 greater in the second quarter of 2007 compared with the same period in 2006. Interest income excluding loan pool participations was $1,549,000, or 17 percent greater in the second quarter of 2007 in comparison with the quarter ended June 30, 2006 due to an increase in the volume of loans and higher yields on loans and investment securities. Interest income and discount recovery on loan pool participations was $118,000 greater in the second quarter of 2007 compared to the second quarter of 2006 as a result of higher collections. The increase in interest income was partially offset by increased interest expense on deposits. Total interest expense for the second quarter of 2007 increased $1,446,000 or 29 percent compared with the same period in 2006 due to increased volumes and a higher cost of funds, reflecting the interest rate environment. The Company’s net interest margin on a federal tax-equivalent basis for the second quarter of 2007 decreased to 3.83 percent from 3.98 percent in the second quarter of 2006. Net interest margin is a measure of the net return on interest-earning assets and is computed by dividing annualized net interest income by the average of total interest-earning assets for the period. The Company’s overall yield on earning assets improved to 7.56 percent for the second quarter of 2007 compared with 7.12 percent for the second quarter of 2006. The rate on interest-bearing liabilities increased in the second quarter of 2007 to 4.14 percent compared to 3.48 percent for the second quarter of 2006.

The following table presents a comparison of the average balance of earning assets, interest-bearing liabilities, tax equivalent interest income and expense, and tax equivalent average yields and costs for the three months ended June 30, 2007 and 2006.
	Quarter Ended June 30,
(in thousands)	2007			2006
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Average earning assets:
Loans	$519,430	$9,646	7.45%	$467,770	$8,276	7.10%
Loan pool participations	84,807	2,301	10.88%	89,973	2,183	9.73%
Interest-bearing deposits	592	4	3.00%	408	8	7.97%
Investment securities:
Available for sale	73,155	897	4.92%	68,607	707	4.13%
Held to maurity	11,684	175	6.01%	12,748	182	5.75%
Federal funds sold	4,623	60	5.13%	-	-	0.00%
Total earning assets	694,291	13,083	7.56%	639,506	11,356	7.12%

Average interest-bearing liabilities:
Interest-bearing demand deposits	68,569	87	0.51%	67,955	92	0.55%
Savings deposits	106,567	715	2.69%	112,410	656	2.34%
Certificates of deposit	340,842	4,142	4.88%	280,515	2,728	3.90%
Federal funds purchased	642	11	6.45%	12,615	175	5.55%
Federal Home Loan Bank advances	94,226	1,178	5.01%	89,386	1,044	4.68%
Notes payable	4,506	89	7.96%	4,588	89	7.81%
Long-term debt	10,310	240	9.33%	10,310	232	9.04%
Total interest-bearing liabilities	625,662	6,462	4.14%	577,779	5,016	3.48%
Net interest income		6,621	3.42%		6,340	3.64%
Net interest margin			3.83%			3.98%

Interest income and fees on loans increased $1,370,000 or 17 percent in the second quarter of 2007 compared to the same period in 2006. Average loans were $51,660,000 or 11 percent higher in the second quarter of 2007 compared with 2006, which contributed to the growth in interest income. The increase in loan volume reflects new loan originations primarily in the Cedar Falls/Waterloo and Davenport, Iowa markets. Higher interest rates in the second quarter of 2007 compared with 2006 also contributed to the additional interest income generated in 2007. The average yield on loans increased to 7.45 percent for the second quarter of 2007, compared to 7.10 percent in the second quarter of 2006. The yield on the Company’s loan portfolio is affected by the amount of nonaccrual loans (which do not earn interest income), the mix of the portfolio (real estate loans generally have a lower overall yield than commercial and agricultural loans), the effects of competition and the interest rate environment on the amounts and volumes of new loan originations, and the mix of variable rate versus fixed rate loans in the Company’s portfolio. Additionally, many of the borrowers have refinanced their real estate mortgages outside the Company to take advantage of long-term fixed-rate loans. The Company has typically not retained long-term fixed-rate loans in its portfolio in order to reduce interest rate risk. Competition in the local markets served by the Company has caused the pricing of new and many existing loans to be at or near the national prime rate.

Interest and discount income on loan pool participations increased $118,000 or 5 percent in the second quarter of 2007 compared with the same period in 2006. Interest income and discount collected on the loan pool participations for the three months ended June 30, 2007 was $2,301,000 compared with $2,183,000 collected in the three months ended June 30, 2006. The yield on loan pool participations was 10.88 percent for the second quarter of 2007 compared with 9.73 percent for the second quarter of 2006. The average loan pool participation investment balance was $5,166,000 lower in the second quarter of 2007 than in the same period of 2006. The loan pool participations are pools of performing and distressed and nonperforming loans that the Company has purchased at a discount from the aggregate outstanding principal amount of the underlying loans. Income is derived from this investment in the form of interest collected and the repayment of the principal in excess of the purchase cost which is herein referred to as “discount recovery.” The loan pool participations have traditionally been a high-yield activity for the Company, but this yield has fluctuated from period to period based on the amount of cash collections, discount recovery, and net collection expenses of the servicer in any given period. The income and yield on loan pool participations may vary in future periods due to the volume and discount rate on loan pools purchased. The Company adopted SOP 03-3 on January 1, 2005. All loans that the Company had purchased prior to January 1, 2005 continue to utilize the cash basis for recognition of interest income and discount recovery. The loan pool participations purchased subsequent to January 1, 2005 that are subject to the “accretable yield” income recognition requirements of SOP 03-3 have not generated amounts of income significantly greater than what would have been recognized under the cash basis. Loan pool participations that are not subject to the “accretable yield” requirements also utilize the cash basis for recognition of interest income and discount recovery.

Interest income on investment securities increased $125,000 or 16 percent in the quarter ended June 30, 2007, compared with the quarter ended June 30, 2006 mainly due to higher yields on securities in the portfolio. Interest income on investment securities totaled $910,000 in the second quarter of 2007 compared with $785,000 for the second quarter of 2006. An increase in the average balance of the investment portfolio also contributed additional interest income. The average balance of investments in the second quarter of 2007 was $84,839,000 compared with $81,355,000 in the second quarter of 2006. The tax-equivalent yield on the Company’s investment portfolio in the second quarter of 2007 increased to 5.07 percent from 4.39 percent in the comparable period of 2006 reflecting reinvestment of maturing securities at higher market interest rates.

Interest expense on deposits was $1,468,000 or 42 percent greater in the second quarter of 2007 compared with the same period in 2006 mainly due to higher market interest rates and increased deposit volumes. The weighted average rate paid on interest-bearing deposits was 3.84 percent in the second quarter of 2007 compared with 3.03 percent in the second quarter of 2006. Average interest-bearing deposits for the second quarter of 2007 were $55,098,000 greater compared with the same period in 2006. The Company has noted higher market rates and has increased the rates it pays on deposit accounts in response to the competition. The Company’s goal has been to pay a competitive rate on deposits in all markets it serves.

Interest expense on borrowed funds was $22,000 lower in the second quarter of 2007 compared with the same period in 2006. Interest on borrowed funds totaled $1,518,000 for the second quarter of 2007. The Company’s average borrowed funds balances were lower in the second quarter of 2007 resulting in reduced interest expense. Higher market interest rates in 2007 compared with 2006 partially offset the interest reduction from the lower balances. Average borrowed funds for the second quarter of 2007 were $7,215,000 lower compared to the same period in 2006. The weighted average rate paid on borrowed funds increased to 5.55 percent in the second quarter of 2007 compared with 5.28 percent in the second quarter of 2006.

Provision for Loan Losses

The Company recorded a provision for loan losses of $179,000 in the second quarter of 2007 compared with zero provision in the second quarter of 2006. No provision for the second quarter of 2006 was necessary due to the recovery of $901,000 from a previously charged off agricultural loan credited to the reserve in January 2006. Net loans charged off in the second quarter of 2007 totaled $196,000 compared with net charge-offs of $114,000 in the second quarter of 2006. The provision for loan losses in the second quarter of 2007 reflected the continued growth in the loan portfolio. Management determines an appropriate provision based on its evaluation of the adequacy of the allowance for loan losses in relationship to a continuing review of problem loans, the current economic conditions, actual loss experience and industry trends. Management believes that the allowance for loan losses is adequate based on the inherent risk in the portfolio as of June 30, 2007; however, growth in the loan portfolio and the uncertainty of the general economy require that management continue to evaluate the adequacy of the allowance for loan losses and make additional provisions in future periods as deemed necessary.

Noninterest Income

Noninterest income results from the charges and fees collected by the Company from its customers for various services performed, data processing income received from nonaffiliated banks, miscellaneous other income, and gains (or losses) from the sale of investment securities held in the available for sale category. Total noninterest income was $72,000 or 4 percent lower in the second quarter of 2007 compared with the same period in 2006. Service charges on deposit accounts decreased $32,000 or 5 percent for the quarter ended June 30, 2007 compared with the quarter ended June 30, 2006 primarily due to reduced non-sufficient funds charges collected on deposit account overdrafts. Other customer service charges and fees increased $46,000 in the second quarter of 2007 compared with the same period of 2006 primarily due to higher ATM fees as a result of increased customer transaction volume. Brokerage commissions decreased $134,000 to $154,000 for the second quarter of 2007 due to reduced sales of securities to clients. Insurance commissions were $183,000 in the second quarter of 2007 compared with $237,000 in the second quarter of 2006 reflecting lower credit life and accident & health policy sales to bank loan customers and reduced property & casualty insurance premium volume. Loan origination fees on single-family real estate loans that were originated by the Company and sold servicing-released to the secondary market increased to $189,000 in the second quarter of 2007 compared to $142,000 for the second quarter of 2006 due to increased origination activity. Recognized available for sale investment security gains totaled $49,000 in the second quarter of 2007. There were no security gains or losses recognized in the second quarter of 2006.

Noninterest Expense

Total noninterest expense for the quarter ended June 30, 2007 was $53,000 lower compared to noninterest expense for the quarter ended June 30, 2006. Noninterest expense for the second quarter of 2007 was $5,262,000 and includes all the costs incurred to operate the Company except for interest expense, the loan loss provision and income taxes. Salaries and benefits expense for the second quarter of 2007 was $30,000 or 1 percent higher compared with the same period in 2006. The increase was attributable to annual compensation adjustments and increased benefit costs. The Company had 221 full-time equivalent employees on June 30, 2007, which is the same as on June 30, 2006. Occupancy expense increased $24,000 reflecting higher building maintenance costs and property taxes. Professional fees increased $104,000 in the second quarter of 2007 due to increased legal fees, regulatory fees and costs associated with development and implementation of the Company’s Sarbanes-Oxley initiative. Other operating expenses decreased $178,000 or 16 percent in the second quarter of 2007 compared to the second quarter of 2006 with much of the reduction related to lower marketing expenses and reduced losses from fraudulent customer scams that occurred in the second quarter of 2006.

Income Tax Expense

The Company incurred income tax expense of $720,000 for the three months ended June 30, 2007 compared with $830,000 for the three months ended June 30, 2006. The effective income tax rate as a percent of income before taxes for the three months ended June 30, 2007 and 2006 was 28.7 percent and 33.4 percent, respectively. The effective tax rate varies from the statutory rate due to state taxes and the amount of tax-exempt income on municipal bonds earned during the period. Tax-exempt income on municipal bonds is greater in comparison to previous periods as the market yields on newly-purchased bonds has increased and the Company has a higher volume of municipal bonds.

On January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”). Implementation of FIN 48 did not result in a cumulative effect adjustment to retained earnings.

SIX MONTHS ENDED June 30, 2007

The Company earned net income of $2,762,000 for the six months ended June 30, 2007, compared with $3,574,000 for the six months ended June 30, 2006, a decrease of $812,000 or 23 percent. The decrease in net income was primarily due to reduced net interest income, higher provision for loan losses and increased noninterest expense. On January 6, 2006, the Company received the proceeds from the recovery of an agricultural loan that had been charged off in 2001. These proceeds included a loan principal recovery of $901,000 that was credited to the allowance for loan losses, $364,000 in interest that was recorded to interest income on loans and $50,000 credited to other loan income for the reimbursement of attorney fees incurred by the Company in 2001. The interest income and fees recovered contributed $.08 per share basic and diluted to the Company’s earnings in the six months ended June 30, 2006. Basic and diluted earnings per share for the six months ended June 30, 2007 were $.75 and $.74, respectively. This compares with basic and diluted earnings per share of $.96 and $.95, respectively, for the six months ended June 30, 2006. The Company’s return on average assets was .75 percent for the six months ended June 30, 2007 and 1.06 percent for the six months ended June 30, 2006. The Company’s return on average equity was 8.86 percent for the six months ended June 30, 2007, compared with 12.06 percent for the six months ended June 30, 2006.

The following table presents selected financial results and measures for the six months ended June 30, 2007 compared with the six months ended June 30, 2006.

	Six Months Ended June 30,
	2007	2006
Net Income	$2,762,000	$3,574,000
Average Assets	745,593,000	682,230,000
Average Shareholders’ Equity	62,871,000	59,771,000
Return on Average Assets	.75%	1.06%
Return on Average Equity	8.86%	12.06%
Equity to Assets (end of period)	8.45%	8.53%

Net Interest Income

The Company’s net interest income for the six months ended June 30, 2007 decreased $623,000 or 5 percent to $12,365,000 from $12,988,000 for the six months ended June 30, 2006. Total interest income was $2,633,000 greater in the first six months of 2007 compared with the same period in 2006. Interest income excluding loan pool participations was $3,109,000, or 18 percent greater in the first six months of 2007 in comparison with the six months ended June 30, 2006 due primarily to an increase in the volume of loans and higher yields on loans and investment securities. Interest income and discount recovery on loan pool participations was $476,000 lower in the first six months of 2007 compared to the same period of 2006 as a result of lower collections. The increase in interest income was offset by increased interest expense. Total interest expense for the six months ended June 30,2007 increased $3,256,000 or 34 percent compared with the same period in 2006 due to increased volumes and a higher cost of funds, reflecting the interest rate environment. The Company’s net interest margin on a federal tax-equivalent basis for the first six months of 2007 decreased to 3.72 percent from 4.25 percent in the first six months of 2006. The Company’s overall yield on earning assets increased to 7.43 percent for the first six months of 2007 compared with 7.29 percent for the first six months of 2006. The rate on interest-bearing liabilities increased in the six months ended June 30, 2007 to 4.12 percent compared to 3.39 percent for the six months ended June 30, 2006.

The following table presents a comparison of the average balance of earning assets, interest-bearing liabilities, tax-equivalent interest income and expense, and tax-equivalent average yields and costs for the six months ended June 30, 2007 and 2006.

	Six Months Ended June 30,
(in thousands)	2007			2006
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Average earning assets:
Loans	$514,317	$19,017	7.46%	$454,240	$16,186	7.19%
Loan pool participations .	90,450	4,316	9.62%	93,169	4,792	10.37%
Interest-bearing deposits	541	15	5.65%	512	15	6.02%
Investment securities:
Available for sale .	72,567	1,756	4.88%	69,114	1,405	4.10%
Held to maurity .	11,884	352	5.98%	12,792	367	5.79%
Federal funds sold	2,386	61	5.13%	173	3	3.69%
Total earning assets .	692,145	25,517	7.43%	630,000	22,768	7.29%

Average interest-bearing liabilities:
Interest-bearing demand deposits	66,574	167	0.51%	63,721	178	0.56%
Savings deposits	105,230	1,396	2.67%	112,645	1,197	2.14%
Certificates of deposit .	338,309	8,078	4.82%	278,303	5,254	3.81%
Federal funds purchased	3,426	97	5.70%	9,362	245	5.27%
Federal Home Loan Bank advances	95,747	2,378	5.01%	85,807	1,991	4.68%
Notes payable	4,279	169	7.98%	5,332	194	7.34%
Long-term debt	10,310	475	9.28%	10,310	445	8.71%
Total interest-bearing liabilities .	623,875	12,760	4.12%	565,480	9,504	3.39%
Net interest income		12,757	3.31%		13,264	3.90%
Net interest margin .			3.72%			4.25%

Interest income and fees on loans increased $2,825,000 or 18 percent in the first six months of 2007 compared to the same period in 2006. Total interest income and fees on loans for the first six months of 2007 totaled $18,937,000 compared with $16,112,000 for the first six months of 2006. Included in the total for the first six months of 2006 was $324,000 of additional interest collected from the recovery of a previously charged-off loan that was received in January 2006. This recovery was not repeated in the first six months of 2007. Average loans were $60,077,000 or 13 percent higher in the first six months of 2007 compared with 2006, which contributed to the growth in interest income. The increase in loan volume reflects new loan originations primarily in the Cedar Falls/Waterloo and Davenport, Iowa markets. Higher interest rates in the first six months of 2007 compared with 2006 also contributed to the additional interest income generated in 2007. The average yield on loans increased to 7.46 percent for the first six months of 2007, compared to 7.19 percent in the first six months of 2006.

Interest and discount income on loan pool participations decreased $476,000 or 10 percent in the first six months of 2007 compared with the same period in 2006. Interest income and discount collected on the loan pool participations for the six months ended June 30, 2007 was $4,316,000 compared with $4,792,000 collected in the six months ended June 30, 2006. The yield on loan pool participations was 9.62 percent for the first six months of 2007 compared with 10.37 percent for the first six months of 2006. The average loan pool participation investment balance was $2,719,000 lower in the first six months of 2007 than in the same period of 2006.

Interest income on investment securities increased $226,000 or 14 percent in the six months ended June 30, 2007, compared with the six months ended June 30, 2006 mainly due to higher yields on securities in the portfolio. Interest income on investment securities totaled $1,796,000 in the first six months of 2007 compared with $1,570,000 for the first six months of 2006. An increase in the average balance of the investment portfolio also contributed additional interest income. The average balance of investments for the first six months of 2007 was $84,451,000 compared with $81,906,000 for the first six months of 2006. The tax-equivalent yield on the Company’s investment portfolio for the six months ended June 30, 2007 increased to 5.03 percent from 4.36 percent in the comparable period of 2006 reflecting reinvestment of maturing securities at higher market interest rates.

Interest expense on deposits totaled $9,641,000 for the first six months of 2007 compared to $6,629,000 for the first six months of 2006. Interest expense was $3,012,000 or 45 percent greater in the six months ended June 30, 2007 compared with the same period in 2006 mainly due to higher market interest rates and increased deposit volumes. The weighted average rate paid on interest-bearing deposits was 3.81 percent in the first six months of 2007 compared with 2.94 percent for the first six months of 2006. Average interest-bearing deposits for the first six months of 2007 were $55,444,000 greater compared with the same period in 2006.

Interest expense on borrowed funds was $244,000 higher in the first six months of 2007 compared with the same period in 2006. Interest on borrowed funds totaled $3,119,000 for the first six months of 2007 compared with $2,875,000 in the same period of 2006. The Company’s average borrowed funds balances were $2,951,000 higher in the six months ended June 30,2007 resulting in additional interest expense. Higher market interest rates in 2007 compared with 2006 also contributed to additional interest expense in the first six months of 2007. Average borrowed funds for the first six months of 2007 were $113,762,000 compared with $110,811,000 for the same period in 2006. The weighted average rate paid on borrowed funds increased to 5.53 percent in the first six months of 2007 compared with 5.23 percent in the first six months of 2006.

Provision for Loan Losses

The Company recorded a provision for loan losses of $576,000 in the six months ended June 30, 2007. No provision for loan losses was taken in the six months ended June 30, 2006 as a result of the recovery of $901,000 of a previously charged off agricultural loan credited to the reserve in January 2006. Net loans charged off in the first six months of 2007 totaled $400,000 compared with net recoveries of $668,000 in the first six months of 2006.

Noninterest Income

Total noninterest income for the six months ended June 30, 2007 was $3,063,000 compared with $3,041,000 for the six months ended June 2006. Excluding investment security gains and losses, noninterest income decreased $153,000 or 5 percent in the first six months of 2007 compared with the same period in 2006. Service charges on deposit accounts decreased $73,000 or 7 percent for the six month period ended June 30, 2007 compared with the six months ended June 30, 2006 primarily due to reduced non-sufficient funds charges collected on deposit account overdrafts. Other customer service charges and fees increased $83,000 in the first six months of 2007 compared with the same period of 2006 primarily due to higher ATM fees as a result of increased customer transaction volume. Brokerage commissions decreased $112,000 to $427,000 for the first six months of 2007 due to reduced sales of securities to clients. Insurance commissions were $387,000 for the first six months of 2007 compared with $385,000 in the first six months of 2006. Data processing income from outside banks increased $10,000 reflecting increased transaction volumes and higher pricing. Mortgage loan origination fees on single-family real estate loans that were originated by the Company and sold servicing-released to the secondary market increased $67,000 in the first six months of 2007 compared to the first six months of 2006 due to increased origination activity. Other operating income declined $139,000 for the six months ended June 30, 2007 compared to the same period in 2006 primarily due to the reimbursement of attorney fees related to the charge-off recovery in the first quarter of 2006. Recognized available for sale investment security gains totaled $49,000 in the first six months of 2007 compared with a loss on the sale of investment securities of $126,000 in the first six months of 2006.

Noninterest Expense

Total noninterest expense for the six months ended June 30, 2007 was $10,957,000 compared with $10,649,000 for the six months ended June 30, 2006. Noninterest expense increased $308,000 or 3 percent for the first six months of 2007 compared to 2006. Salaries and benefits expense for the first six months of 2007 was $336,000 or 5 percent higher compared with the same period in 2006. The increase was attributable to additional number of employees, annual compensation adjustments and increased benefit costs. The Company had an average of 220 full-time equivalent employees for the six months ended June 30, 2007 compared with an average of 216 full-time equivalent employees for the six months ended June 30, 2006. Professional fees increased $226,000 in the first six months of 2007 due to increased legal fees, regulatory fees and costs associated with development and implementation of the Company’s Sarbanes-Oxley initiative. Other operating expenses decreased $202,000 or 10 percent in the first six months of 2007 compared to the first six months of 2006 with much of the reduction related to lower marketing expenses and reduced losses from fraudulent customer scams that occurred in the first six months of 2006.

Income Tax Expense

The Company incurred income tax expense of $1,133,000 for the six months ended June 30, 2007 compared with $1,806,000 for the six months ended June 30, 2006. The effective income tax rate as a percent of income before taxes for the six months ended June 30, 2007 and 2006 was 29.1 percent and 33.6 percent, respectively. The effective tax rate varies from the statutory rate due to state taxes and the amount of tax-exempt income on municipal bonds earned during the period. Tax-exempt income on municipal bonds is greater in comparison to previous periods as the market yields on newly-purchased bonds has increased and the Company has a higher volume of municipal bonds.

FINANCIAL CONDITION

Total assets as of June 30, 2007 were $749,055,000 compared with $744,911,000 as of December 31, 2006, an increase of $4,144,000 or less than 1 percent. As of June 30, 2007, the Company had $8,560,000 of federal funds purchased compared with $465,000 purchased as of December 31, 2006. Federal funds are purchased on a short-term basis to meet liquidity needs.

Investment Securities

Investment securities available for sale totaled $74,450,000 as of June 30, 2007. This is an increase of $3,707,000 from $70,743,000 as of December 31, 2006. The proceeds from paydown in the loan pool participations were utilized to purchase additional investment securities. Investment securities classified as held to maturity declined to $11,137,000 as of June 30, 2007, compared with $12,220,000 on December 31, 2006 as the proceeds from maturing bonds were reinvested in available for sale securities.

Loans

Total loans were $523,975,000 as of June 30, 2007, compared with $503,832,000 as of December 31, 2006, an increase of $20,413,000 or 4 percent. Much of the growth in the first six months of 2007 came from commercial, agricultural operating, agricultural real estate and commercial real estate loans. As of June 30, 2007, the Company’s loan to deposit ratio was 92.5 percent compared with a year-end 2006 loan to deposit ratio of 89.9 percent. As of June 30, 2007, loans secured by residential real estate comprised the largest category in the portfolio at approximately 24 percent of total loans. Commercial loans were the next largest category at 19 percent. Commercial real estate loans made up approximately 15 percent of the total loan portfolio. Agricultural loans were approximately 14 percent of the total loan portfolio. Construction and land development loans comprised approximately 11 percent of the portfolio and agricultural land loans were 11 percent. Multifamily residential real estate and loans to individuals each constituted approximately 3 percent of the portfolio. The loan percentages did not change significantly from December 31, 2006.

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

Loan Pool Participations

As of June 30, 2007, the Company had loan pool participations of $77,343,000, a decrease of $21,542,000 or 22 percent from the December 31, 2006 balance of $98,885,000. The decrease in the loan pool participations is the result of collections of loan pool participations during the period. The loan pool investment balance shown as an asset on the Company’s Statement of Condition represents the discounted purchase cost of the loan pool participations. The average loan pool participation balance of $90,450,000 for the first six months of 2007 was $2,719,000 lower than the average balance of $93,169,000 for the first six months of 2006. The Company placed numerous bids on loan pools during the first six months of 2007, but was only successful in purchasing $2,288,000. In comparison, during the first six months of 2006, the Company purchased $11,767,000 in loan pool participations. As of June 30, 2007, the categories of loans by collateral type in the loan pools were commercial real estate - 50%, commercial loans - 19%, agricultural real estate - 15%, single-family residential real estate - 9% and other loans - 7%. The Company has very minimal exposure in loan pools to consumer real estate subprime credit. Most of the basis in loans identified with borrowers or guarantors having credit scores categorized as subprime relates to additional collateral taken to reduce exposure on commercial or commercial real estate loans. The Company does not actively seek to purchase consumer or consumer real estate loans characterized as subprime credit.

Goodwill and Other Intangible Assets

Goodwill totaled $13,405,000 as of June 30, 2007 and December 31, 2006. Goodwill is subject to testing at least annually for impairment in accordance with the provisions of Financial Accounting Standards Board Statement No. 142. No impairment write-down of goodwill has been recorded.

Other intangible assets decreased to $1,001,000 as of June 30, 2007 from the December 31, 2006 total of $1,128,000 reflecting the amortization of intangible assets. The gross carrying amount of other intangible assets and the associated accumulated amortization at June 30, 2007 and December 31, 2006 are presented in the table below. Amortization expense for other intangible assets for the six months ended June 30, 2007 and 2006 was $127,000 and $155,000, respectively.
	Gross		Unamortized
	Carrying	Accumulated	Intangible
	Amount	Amortization	Assets
	(in thousands)
June 30, 2007
Other intangible assets:
Core deposit premium	$3,281	2,793	488
Customer list intangible	$786	273	513
Total	$4,067	$3,066	$1,001

December 31, 2006
Other intangible assets:
Core deposit premium	$3,281	2,716	565
Customer list intangible	$786	223	563
Total	$4,067	$2,939	$1,128

Amortization of intangible assets is recorded using an accelerated method based on the estimated life of the core deposit intangible. Projections of amortization expense are based on existing asset balances and the remaining useful lives. The following table shows the estimated future amortization expense.
	Core	Customer
	Deposit	List
	Premium	Intangible	Totals
	(in thousands)
Six months ended December 31, 2007	$78	47	125

Year ended December 31,
2008	156	87	243
2009	127	79	206
2010	41	71	112
2011	41	62	103
2012	41	54	95
Thereafter	4	113	117

Deposits

Total deposits as of June 30, 2007 were $566,277,000 compared with $560,615,000 as of December 31, 2006, an increase of $5,662,000 or 1 percent. Certificates of deposit remain the largest category of deposits at June 30, 2007 representing approximately 61 percent of total deposits. Based on historical experience, management anticipates that many of the maturing certificates of deposit will be renewed upon maturity. Maintaining competitive market interest rates will facilitate the Company’s retention of certificates of deposit.

Borrowed Funds/Notes Payable

The Company had $8,560,000 federal funds purchased on June 30, 2007. There was $465,000 in federal funds purchased on December 31, 2006. During the first six months of 2007, the Company had an average balance of federal funds purchased of $3,426,000. Advances from the Federal Home Loan Bank totaled $87,600,000 as of June 30, 2007 compared with $99,100,000 as of December 31, 2006. The Company utilizes federal funds purchased and Federal Home Loan Bank advances as a supplement to customer deposits to fund earning assets. Notes payable increased to $5,050,000 as of June 30, 2007 compared with $4,050,000 on December 31, 2006. Long-term debt in the form of a trust-preferred security was $10,310,000 as of March 31, 2007 and December 31, 2006.

Nonperforming Assets

The Company’s nonperforming assets totaled $6,238,000 (1.19 percent of total loans) as of June 30, 2007, compared to $5,989,000 (1.19 percent of total loans) as of December 31, 2006. All nonperforming asset totals and related ratios exclude the loan pool participations. The following table presents the categories of nonperforming assets as of June 30, 2007 compared with December 31, 2006:
	June 30,	December 31,
	2007	2006
	(in thousands)
Impaired loans and leases:
Nonaccrual	$1,353	727
Restructured	2,010	2,014
Total impaired loans and leases	3,363	2,741
Loans and leases past due 90 days and more	2,451	3,060
Total nonperforming loans	5,814	5,801
Other real estate owned	424	188
Total nonperforming assets	$6,238	5,989

From December 31, 2006 to June 30, 2007, the Company’s nonaccrual loans increased $626,000, with most of the increase attributable to an assisted-living facility and a parcel of agricultural land that were classified nonaccrual. Loans ninety days past due decreased $609,000. Troubled debt restructurings decreased $4,000 from December 31, 2006 to June 30, 2007. Other real estate owned increased $236,000 in the first six months of 2007 following foreclosure on three residential real estate properties and a bowling alley. The Company’s allowance for loan losses as of June 30, 2007 was $5,869,000, which was 1.12 percent of total loans as of that date. This compares with an allowance for loan losses of $5,693,000 as of December 31, 2006, which was 1.13 percent of total loans. As of June 30, 2007, the allowance for loan losses was 94.1 percent of nonperforming assets compared with 95.1 percent as of December 31, 2006. Based on the inherent risk in the loan portfolio, management believes that as of June 30, 2007, the allowance for loan losses is adequate. For the three months ended June 30, 2007, the Company experienced net loan charge-offs of $196,000 compared with net loan charge-offs of $114,000 during the three months ended June 30, 2006. Net loan charge-offs for the six months ended June 30, 2007 were $400,000 compared with net recoveries of $668,000 for the six months ended June 30, 2006.

Changes in the allowance for loan losses for the six months ended June 30, 2007 and 2006 were as follows:
	2007	2006
	(in thousands)
Balance at beginning of year	$5,693	5,011
Provision for loan losses	576	-
Recoveries on loans previously charged off	23	1,046
Loans charged off	(423)	(378)
Balance at end of period	$5,869	5,679

Capital Resources

Total shareholders’ equity was 8.5 percent of total assets as of June 30, 2007 and was 8.4 percent as of December 31, 2006. Tangible equity to tangible assets was 6.7 percent as of June 30, 2007 and 6.6 percent as of December 31, 2006. The Company’s Tier 1 Capital Ratio was 10.2 percent of risk-weighted assets as of June 30, 2007 and was 10.0 percent as of December 31, 2006, compared to a 4.0 percent regulatory requirement. Risk-based capital guidelines require the classification of assets and some off-balance-sheet items in terms of credit-risk exposure and the measuring of capital as a percentage of the risk-adjusted asset totals. Tier 1 Capital is the Company’s total common shareholders’ equity plus the trust preferred security reduced by goodwill. Management believes that, as of June 30, 2007, the Company and its subsidiary bank meet all capital adequacy requirements to which they are subject. As of that date, the bank subsidiary was “well capitalized” under regulatory prompt corrective action provisions.

On January 18, 2007, the Company’s Board of Directors authorized a stock repurchase of up to $2,000,000 until December 31, 2007. In accordance with this authorization, the Company repurchased 15,000 shares on the open market during the second quarter of 2007 for a total of $262,500, or an average price per share of $17.50. A total of 8,204 shares were issued during the second quarter of 2007 for options exercised under previously awarded grants. Cash dividends of $.18 per share were paid to shareholders on June 15, 2007.

Liquidity

Liquidity management involves meeting the cash flow requirements of depositors and borrowers. The Company conducts liquidity management on both a daily and long-term basis; and it adjusts its investments in liquid assets based on expected loan demand, projected loan maturities and payments, estimated cash flows from the loan pool participations, expected deposit flows, yields available on interest-bearing deposits, and the objectives of its asset/liability management program. The Company had liquid assets (cash and cash equivalents) of $22,406,000 as of June 30, 2007, compared with $20,726,000 as of December 31, 2006. Investment securities classified as available for sale could be sold to meet liquidity needs if necessary. Additionally, the bank subsidiary maintains lines of credit with correspondent banks and the Federal Home Loan Bank that would allow it to borrow federal funds on a short-term basis if necessary. The Company also maintains a line of credit with a major commercial bank that provides liquidity for the purchase of loan pool participations and other corporate needs. Management believes that the Company has sufficient liquidity as of June 30, 2007 to meet the needs of borrowers and depositors.

The Company’s $9,000,000 revolving line of credit matured on June 30, 2007. The line of credit was renewed for a period of one year in the amount of $5,000,000. The credit limit was reduced at the request of Company management since a .125 percent commitment fee was being assessed on the unused portion of the line. As of June 30, 2007, the Company had $2,550,000 borrowed on the line. Management believes that the $5,000,000 line should be adequate to meet anticipated borrowing needs.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. As of June 30, 2007 and December 31, 2006, outstanding commitments to extend credit totaled approximately $85,303,000 and $90,290,000, respectively.

Commitments under standby letters of credit outstanding aggregated $3,851,000 and $2,495,000 as of June 30, 2007 and December 31, 2006, respectively. The Company does not anticipate any losses as a result of these transactions.

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

Part I - Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Market risk is the risk of earnings volatility that results from adverse changes in interest rates and market prices. The Company’s market risk is primarily comprised of interest rate risk arising from its core banking activities of lending and deposit taking. Interest rate risk is the risk that changes in market interest rates may adversely affect the Company’s net interest income. Management continually develops and applies strategies to mitigate this risk. The Company has not experienced any material changes to its market risk position since December 31, 2006, from that disclosed in the Company’s 2006 Form 10-K Annual Report. Management does not believe that the Company’s primary market risk exposures and how those exposures were managed in the first six months of 2007 changed when compared to 2006.

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

Part II - Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)-(b) Not Applicable

(c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 2007	-	$-	-	$1,432,700
May 2007	15,000	17.500	15,000	1,170,200
June 2007	-	-	-	$1,170,200
Total	15,000	$17.500	15,000

On January 18, 2007, the Board of Directors authorized the repurchase of up to $2,000,000 of the Company's common stock on the open market. This repurchase authorization expires on December 31, 2007.

Part II - Item 4. Submission of Matters to a vote of Security Holders.

The Company’s annual meeting of shareholders was held on April 26, 2007. The record date for determination of shareholders entitled to vote at the meeting was February 20, 2007. There were 3,713,290 shares outstanding as of that date, each such share being entitled to one vote. At the shareholders’ meeting the holders of 3,279,692 or 88.3 percent of the outstanding shares were represented in person or by proxy, which constituted a quorum. The following proposals were voted on at the meeting:

Proposal I - Election of Directors:

Three directors were to be elected to serve for the specified term or until their successors shall have been elected and qualified. At the shareholders’ meeting, the individuals received the number of votes set opposite their names:

	FOR	ABSTAIN
Three-year term (2010):
Richard R. Donohue	2,881,250	398,442
John P. Pothoven	2,883,525	396,167
R. Scott Zaiser	2,876,609	403,083

Proposal II - Ratification of Auditors’ Appointment:

A vote was also taken on the ratification of the appointment of KPMG LLP as independent auditors of the Company for the fiscal year ending December 31, 2007. The results of the vote were as follows:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE
3,216,202	19,353	32,225	11,912

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

10.5.1	Seventh Amendment to the Second Amended and Restated Credit Agreement dated June 30, 2007 between MidWestOne Financial Group, Inc. and Harris N.A.

11	Computation of Per Share Earnings.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934.

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

MidWestOne Financial Group, Inc. (Registrant)

By:	/s/ Charles S. Howard
Charles S. Howard Chairman, President, Chief Executive Officer
August 13, 2007 Dated

By:	/s /David A. Meinert
David A. Meinert Executive Vice President and Chief Financial Officer (Principal Accounting Officer)
August 13, 2007 Dated