Form 10-Q/A
period 2007-06-30
MIDWESTONE FINANCIAL GROUP INC
filed 2007-09-25
CIK 741390

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

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

Yes ☐  No ☒

As of September 25, 2007, there were 3,699,275 shares of common stock $5 par value outstanding.

EXPLANATORY NOTE

This Form 10-Q/A for the quarterly period ended June 30, 2007, is being filed to add Item 4 - Controls and Procedures in Part I of the previous filing. This item was omitted from the previous filing. Exhibits 31.1, 31.2, and 32.1 referenced in Part II - Item 6 were included in the previous filing. This Amendment does not reflect events occurring after the original filing of the quarterly report for the period ending June 30, 2007, except to reflect the information contained in this Amendment.

PART I - FINANCIAL INFORMATION

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

PART II - OTHER INFORMATION

Item 6. Exhibits

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

September 25, 2007
Dated

By:	/s/David A. Meinert
David A. Meinert
Executive Vice President and Chief Financial Officer (Principal Accounting Officer)

September 25, 2007
Dated