Form 10-Q
period 2007-09-30
MIDWESTONE FINANCIAL GROUP INC
filed 2007-11-13
CIK 741390

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Yes ☐  No ☒

As of November 13, 2007, there were 3,703,875 shares of common stock $5 par value outstanding.

PART I — Item 1. Financial Statements

MIDWESTONE FINANCIAL GROUP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION

	September 30,	December 31,
	2007	2006
(dollars in thousands)	(unaudited)
ASSETS
Cash and due from banks	$12,426	$20,279
Interest-bearing deposits in banks	629	447
Cash and cash equivalents	13,055	20,726
Investment securities:
Available for sale at fair value	76,613	70,743
Held to maturity (fair value of $10,818 as of September 30, 2007 and $12,168 as of December 31, 2006)	10,865	12,220
Loans	533,361	503,832
Allowance for loan losses	(5,299)	(5,693)
Net loans	528,062	498,139
Loan pool participations	90,757	98,885
Premises and equipment, net	13,544	12,327
Accrued interest receivable	8,596	6,587
Goodwill	13,405	13,405
Other intangible assets, net	938	1,128
Bank-owned life insurance	8,014	7,798
Other real estate owned	1,579	188
Other assets	3,459	2,765
Total assets	$768,887	$744,911

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Demand	$49,451	$64,291
Interest-bearing checking	64,375	65,482
Savings	103,886	101,443
Certificates of deposit	340,550	329,399
Total deposits	558,262	560,615
Federal funds purchased	18,545	465
Federal Home Loan Bank advances	90,600	99,100
Notes payable	2,500	4,050
Long-term debt	25,774	10,310
Accrued interest payable	3,828	2,804
Other liabilities	4,799	5,034
Total liabilities	704,308	682,378

Shareholders' equity:
Common stock, $5 par value; authorized 20,000,000 shares; issued 4,912,849 shares as of September 30, 2007 and December 31, 2006	24,564	24,564
Capital surplus	13,206	13,076
Treasury stock at cost, 1,213,574 shares as of September 30, 2007, and 1,197,418 shares as of December 31, 2006	(17,514)	(17,099)
Retained earnings	44,459	42,447
Accumulated other comprehensive loss	(136)	(455)
Total shareholders' equity	64,579	62,533
Total liabilities and shareholders' equity	$768,887	$744,911

See accompanying notes to consolidated financial statements.

PART I — Item 1. Financial Statements, Continued

MIDWESTONE FINANCIAL GROUP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(unaudited)	Quarter Ended		Nine Months Ended
(dollars in thousands, except per share amounts)	September 30,		September 30,
	2007	2006	2007	2006
Interest income:
Interest and fees on loans	$9,912	$8,716	$28,849	$24,828
Interest and discount on loan pool participations	1,818	2,342	6,134	7,134
Interest on bank deposits	14	7	29	22
Interest on federal funds sold	-	-	61	3
Interest on investment securities:
Available for sale	853	740	2,412	2,063
Held to maturity	113	121	350	368
Total interest income	12,710	11,926	37,835	34,418

Interest expense:
Interest on deposits:
Interest-bearing checking	82	85	249	263
Savings	740	808	2,136	2,005
Certificates of deposit	4,193	3,061	12,271	8,315
Interest on federal funds purchased	243	148	340	393
Interest on Federal Home Loan Bank advances	1,066	1,192	3,444	3,183
Interest on notes payable	97	92	266	286
Interest on long-term debt	272	244	747	689
Total interest expense	6,693	5,630	19,453	15,134
Net interest income	6,017	6,296	18,382	19,284
Provision for loan losses	163	90	739	90
Net interest income after provision for loan losses	5,854	6,206	17,643	19,194

Noninterest income:
Deposit service charges	575	516	1,562	1,576
Other customer service charges and fees	208	133	604	446
Brokerage commissions	187	224	614	763
Insurance commissions	179	170	566	555
Data processing income	61	55	180	164
Mortgage origination fees	127	148	440	394
Bank-owned life insurance income	89	84	258	244
Other operating income	53	82	269	437
(Loss) gain on sale of available for sale securities	-	(86)	49	(212)
Total noninterest income	1,479	1,326	4,542	4,367

Noninterest expense:
Salaries and employee benefits	3,310	3,259	9,774	9,387
Net occupancy expense	874	887	2,626	2,626
Professional fees	183	143	749	483
Data processing expense	103	108	296	338
Other intangible asset amortization	63	67	190	222
Other operating expense	899	926	2,754	2,983
Total noninterest expense	5,432	5,390	16,389	16,039
Income before income tax expense	1,901	2,142	5,796	7,522
Income tax expense	653	696	1,786	2,502
Net income	$1,248	$1,446	$4,010	$5,020

Earnings per common share - basic	$0.34	$0.40	$1.08	$1.36
Earnings per common share - diluted	$0.34	$0.38	$1.07	$1.33
Dividends per common share	$0.18	$0.18	$0.54	$0.53

See accompanying notes to consolidated financial statements.

PART I — Item 1. Financial Statements, Continued

MIDWESTONE FINANCIAL GROUP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)	Quarter Ended		Nine Months Ended
(in thousands)	September 30,		September 30,
	2007	2006	2007	2006

Net income	$1,248	$1,446	$4,010	$5,020
Other comprehensive income:
Unrealized gains on securities available for sale:
Unrealized holding gains arising during the period, net of tax	581	641	351	115
Reclassification adjustment for net losses (gains) included in net income, net of tax	-	54	(32)	133
Other comprehensive income, net of tax	581	695	319	248
Comprehensive income	$1,829	$2,141	$4,329	$5,268

See accompanying notes to consolidated financial statements.

PART I — Item 1. Financial Statements, Continued

MIDWESTONE FINANCIAL GROUP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

					Accumulated
					Other
(unaudited)	Common	Capital	Treasury	Retained	Comprehensive
(in thousands, except per share amounts)	Stock	Surplus	Stock	Earnings	Loss	Total

Balance at December 31, 2005	$24,564	12,886	(16,951)	38,630	(743)	58,386

Comprehensive income:
Net income	-	-	-	5,020	-	5,020
Unrealized gains arising during the period on securities available for sale	-	-	-	-	115	115
Reclassification for realized losses on securities available for sale, net of tax	-	-	-	-	133	133
Total comprehensive income	-	-	-	5,020	248	5,268
Dividends paid ($.53 per share)	-	-	-	(1,960)	-	(1,960)
Stock-based compensation	-	79	112	-	-	191
Stock options exercised (31,179 shares)	-	(13)	440	-	-	427
Treasury stock purchased (65,500 shares)	-	-	(1,268)	-	-	(1,268)
Balance at September 30, 2006	$24,564	12,952	(17,667)	41,690	(495)	61,044

Balance at December 31, 2006	$24,564	13,076	(17,099)	42,447	(455)	62,533

Comprehensive income:
Net income	-	-	-	4,010	-	4,010
Unrealized gains arising during the period on securities available for sale	-	-	-	-	351	351
Reclassification adjustment for realized gains on securities available for sale, net of tax	-	-	-	-	(32)	(32)
Total comprehensive income	-	-	-	4,010	319	4,329
Dividends paid ($.54 per share)	-	-	-	(1,998)	-	(1,998)
Stock-based compensation	-	152	(1)	-	-	151
Stock options exercised (28,944 shares)	-	(22)	415	-	-	393
Treasury stock purchased (45,000 shares)	-	-	(829)	-	-	(829)
Balance at September 30, 2007	$24,564	13,206	(17,514)	44,459	(136)	64,579

See accompanying notes to consolidated financial statements.

PART I — Item 1. Financial Statements, Continued

MIDWESTONE FINANCIAL GROUP, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)	Nine Months Ended
(dollars in thousands)	September 30,
	2007	2006
Cash flows from operating activities:
Net income	$4,010	$5,020
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,368	1,433
Provision for loan losses	739	90
(Gain) loss on sale of available for sale investment securities	(49)	212
Stock-based compensation	151	191
Excess tax benefits related to stock options	(31)	(24)
Amortization of investment securities and loan premiums	155	278
Accretion of investment securities and loan discounts	(76)	(63)
Increase in other assets	(4,507)	(899)
Increase in other liabilities	789	937
Net cash provided by operating activities	2,549	7,175

Cash flows from investing activities:
Investment securities available for sale:
Proceeds from sales	238	10,414
Proceeds from maturities	13,677	11,873
Purchases	(19,337)	(19,636)
Investment securities held to maturity:
Proceeds from maturities	1,343	726
Net increase in loans	(30,612)	(55,026)
Purchases of loan pool participations	(23,310)	(21,150)
Principal recovery on loan pool participations	31,438	32,270
Purchases of premises and equipment	(2,395)	(1,898)
Net cash used in investing activities	(28,958)	(42,427)

Cash flows from financing activities:
Net (decrease) increase in deposits	(2,353)	19,287
Net increase in federal funds purchased	18,080	1,430
Federal Home Loan Bank advances	16,000	101,000
Repayment of Federal Home Loan Bank advances	(24,500)	(81,000)
Advances on notes payable	1,500	450
Principal payments on notes payable	(3,050)	(2,000)
Advances on long-term debt	15,464	-
Excess tax benefits related to stock options	31	24
Dividends paid	(1,998)	(1,960)
Proceeds from exercise of stock options	393	427
Purchases of treasury stock	(829)	(1,268)
Net cash provided by financing activities	18,738	36,390
Net (decrease) increase in cash and cash equivalents	(7,671)	1,138
Cash and cash equivalents at beginning of period	20,726	13,520
Cash and cash equivalents at end of period	$13,055	$14,658

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$18,429	$14,049
Income taxes	$2,110	$3,287

See accompanying notes to consolidated financial statements.

Part I - Item 1. Financial Statements, Continued

Notes to Financial Statements

1.	Basis of Presentation

The accompanying consolidated statements of income and the consolidated statements of comprehensive income for the three months and the nine months ended September 30, 2007 and 2006, the consolidated statements of cash flows for the nine months ended September 30, 2007 and 2006 and the consolidated statements of condition as of September 30, 2007 and December 31, 2006 include the accounts and transactions of MidWestOne Financial Group, Inc. (the “Company”) and its wholly-owned subsidiaries, MidWestOne Bank, MidWestOne Investment Services, Inc. and MidWestOne Insurance Services, Inc. All material intercompany balances and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U. S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2007, and the results of operations for the three months and the nine months ended September 30, 2007 and 2006 and cash flows for the nine months ended September 30, 2007 and 2006.

The results for the three months and the nine months September 30, 2007 may not be indicative of results for the year ending December 31, 2007, or for any other period.

2.	Consolidated Statements of Cash Flows

In the consolidated statements of cash flows, cash and cash equivalents include cash and due from banks and interest-bearing deposits in banks.

3.	Income Taxes

Federal income tax expense for the three months and the nine months ended September 30, 2007 and 2006 was computed using the consolidated effective federal tax rate of 34 percent. The Company also recognized income tax expense pertaining to state franchise taxes payable individually by the subsidiary bank. On January 1, 2007, the Company adopted FIN 48, “Accounting for Uncertainty in Income Taxes.” The evaluation was performed for those tax years which remain open to audit. The Company files a consolidated tax return for federal purposes. A consolidated tax return for the state of Iowa is filed for the parent company and non-bank subsidiaries. A separate Iowa franchise tax return is filed for the bank subsidiary. The tax years ended December 31, 2006, 2005, and 2004, remain subject to examination by the Internal Revenue Service. For state tax purposes, the tax years ended December 31, 2006, 2005, and 2004, remain open for examination. As a result of the implementation of FIN 48, the Company did not recognize any increase or decrease for unrecognized tax benefits. There were no material unrecognized tax benefits on January 1, 2007 and September 30, 2007. No interest or penalties on these unrecognized tax benefits has been recorded. As of September 30, 2007, the Company does not anticipate any significant increase or decrease in unrecognized tax benefits during the next twelve months.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Earnings per Share Information:

Weighted average number of shares outstanding during the period	3,695,517	3,687,039	3,701,675	3,698,547

Weighted average number of shares outstanding during the period including all dilutive potential shares	3,725,766	3,757,822	3,736,747	3,767,844

Net earnings	$1,248,000	$1,446,000	$4,010,000	$5,020,000

Earnings per share - basic	$.34	$.40	$1.08	$1.36

Earnings per share - diluted	$.34	$.38	$1.07	$1.33

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

8.	Announced Merger

On September 12, 2007, the Company announced that it had entered into a definitive agreement to merge with and into ISB Financial Corp. of Iowa City, Iowa in a “merger of equals” transaction. The resulting company will operate under the name “MidWestOne Financial Group, Inc.,” with its corporate headquarters to be located in Iowa City. Under the terms of the agreement, shareholders of the Company will be entitled to receive .95 share of ISB Financial common stock for each share of common stock of the Company they own at the effective time of the merger. The common stock of the combined company is expected to be listed on the NASDAQ Global Market. The transaction is subject to regulatory approval, approval by the shareholders of both the Company and ISB Financial, and other customary closing conditions. It is anticipated that the transaction will be consummated in the first quarter of 2008.

PART I — Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

The following discussion is provided for the consolidated operations of MidWestOne Financial Group, Inc. (“Company”), which includes its wholly-owned banking subsidiary, MidWestOne Bank (“Bank”), its wholly-owned insurance agency, MidWestOne Insurance Services, Inc. (“MWO”) and its wholly-owned investment brokerage subsidiary, MidWestOne Investment Services, Inc. (“MWI”). The discussion focuses on the consolidated results of operations for the three months and the nine months ended September 30, 2007, compared to the same periods in 2006, and on the consolidated financial condition of the Company and its subsidiaries as of September 30, 2007 and December 31, 2006.

On September 12, 2007, the Company announced that it had entered into a definitive agreement to merge with and into ISB Financial Corp. of Iowa City, Iowa in a “merger of equals” transaction. See Note 8 to the Company’s consolidated financials statements contained in this report.

RESULTS OF OPERATIONS

QUARTER ENDED September 30, 2007

The Company earned net income of $1,248,000 for the quarter ended September 30, 2007, compared with $1,446,000 for the quarter ended September 30, 2006, a decrease of $198,000 or 14 percent. The decrease in net income was primarily due to reduced net interest income and increased provision for loan losses. Basic and diluted earnings per share for the quarter ended September 30, 2007 were $.34 versus $.40 basic and $.38 diluted for the quarter ended September 30, 2006. The Company’s return on average assets was .66 percent for the quarter ended September 30, 2007 and .82 percent for the quarter ended September 30, 2006. The Company’s return on average equity declined to 7.76 percent for the three months ended September 30, 2007, compared with 9.49 percent for the three months ended September 30, 2006.

The following table presents selected financial results and measures for the three months ended September 30, 2007 compared with the three months ended September 30, 2006.

	Three Months Ended September 30,
	2007	2006

Net Income	$1,248,000	$1,446,000
Average Assets	752,382,000	703,619,000
Average Shareholders’ Equity	63,857,000	60,464,000
Return on Average Assets	.66%	.82%
Return on Average Equity	7.76%	9.49%
Equity to Assets (end of period)	8.40%	8.49%

Net Interest Income

Net interest income is computed by subtracting total interest expense from total interest income. Fluctuations in net interest income can result from the changes in the volumes of assets and liabilities as well as changes in interest rates. The Company’s net interest income for the quarter ended September 30, 2007 decreased $279,000 or 4 percent to $6,017,000 from $6,296,000 for the quarter ended September 30, 2006. Total interest income was $784,000 greater in the third quarter of 2007 compared with the same period in 2006. Interest income excluding loan pool participations was $1,308,000, or 14 percent greater in the third quarter of 2007 in comparison with the quarter ended September 30, 2006 due to an increase in the volume of loans and higher yields on loans and investment securities. Interest income and discount recovery on loan pool participations was $524,000 lower in the third quarter of 2007 compared to the third quarter of 2006 as a result of reduced volumes and lower collections. The increase in interest income for the third quarter of 2007 was partially offset by increased interest expense on deposits. Total interest expense for the third quarter of 2007 increased $1,063,000 or 19 percent compared with the same period in 2006 due to increased volumes and a higher cost of funds, reflecting the interest rate environment. The Company’s net interest margin on a federal tax-equivalent basis for the third quarter of 2007 decreased to 3.55 percent from 3.92 percent in the third quarter of 2006. Net interest margin is a measure of the net return on interest-earning assets and is computed by dividing annualized net interest income by the average of total interest-earning assets for the period. The Company’s overall yield on earning assets improved to 7.36 percent for the third quarter of 2007 compared with 7.33 percent for the third quarter of 2006. The rate on interest-bearing liabilities increased in the third quarter of 2007 to 4.23 percent compared to 3.78 percent for the third quarter of 2006.

The following table presents a comparison of the average balance of earning assets, interest-bearing liabilities, interest income and expense, and average yields and costs on a federal tax-equivalent basis for the three months ended September 30, 2007 and 2006.

	Quarter ended September 30,
(in thousands)	2007			2006
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Average earning assets:
Loans	529,348	9,951	7.46%	482,838	8,757	7.20%
Loan pool participations	81,022	1,818	8.90%	89,153	2,342	10.42%
Interest-bearing deposits	725	14	7.50%	684	7	3.65%
Investment securities:
Available for sale	74,957	972	5.15%	69,038	801	4.61%
Held to maurity	11,056	169	6.05%	12,245	181	5.86%
Total earning assets	697,108	12,924	7.36%	653,958	12,088	7.33%

Average interest-bearing liabilities:
Interest-bearing demand deposits	60,121	82	0.54%	62,623	85	0.54%
Savings deposits	106,407	740	2.76%	115,981	808	2.76%
Certificates of deposit	340,693	4,193	4.88%	290,376	3,061	4.18%
Federal funds purchased	18,461	243	5.25%	11,061	148	5.33%
Federal Home Loan Bank advances	85,089	1,066	4.97%	96,314	1,192	4.91%
Notes payable	4,939	97	7.76%	4,550	92	7.98%
Long-term debt	12,159	272	8.89%	10,310	244	9.38%
Total interest-bearing liabilities	627,869	6,693	4.23%	591,215	5,630	3.78%

Net interest income / interest spread		6,231	3.13%		6,458	3.55%
Net interest margin			3.55%			3.92%

Interest income and fees on loans computed on a federal tax-equivalent basis increased $1,194,000 or 14 percent in the third quarter of 2007 compared to the same period in 2006. Average loans were $46,510,000 or 10 percent higher in the third quarter of 2007 compared with 2006, which contributed to the growth in interest income. The increase in loan volume reflects new loan originations primarily in the Waterloo, Oskaloosa, Davenport and Belle Plaine, Iowa markets. Higher interest rates in the third quarter of 2007 compared with 2006 also contributed to the additional interest income generated in 2007. The average yield on loans increased to 7.46 percent for the third quarter of 2007, compared to 7.20 percent in the third quarter of 2006. The yield on the Company’s loan portfolio is affected by the amount of nonaccrual loans (which do not earn interest income), the mix of the portfolio (real estate loans generally have a lower overall yield than commercial and agricultural loans), the effects of competition and the interest rate environment on the amounts and volumes of new loan originations, and the mix of variable rate versus fixed rate loans in the Company’s portfolio. Additionally, many of the borrowers have refinanced their real estate mortgages outside the Company to take advantage of long-term fixed-rate loans. The Company has typically not retained long-term fixed rate loans in its portfolio in order to reduce interest rate risk. Competition in the local markets served by the Company has caused the pricing of new and many existing loans to be at or near the national prime rate. Historically, the Company had been able to price many of these loans higher than prime.

Interest and discount income on loan pool participations decreased $524,000 or 22 percent in the third quarter of 2007 compared with the same period in 2006. Interest income and discount collected on the loan pool participations for the three months ended September 30, 2007 was $1,818,000 compared with $2,342,000 collected in the three months ended September 30, 2006. The yield on loan pool participations was 8.90 percent for the third quarter of 2007 compared with 10.42 percent for the third quarter of 2006. The average loan pool participation investment balance was $8,131,000 lower in the third quarter of 2007 than in the same period of 2006. The loan pool participations are pools of performing, distressed and nonperforming loans that the Company has purchased at a discount from the aggregate outstanding principal amount of the underlying loans. Income is derived from this investment in the form of interest collected and the repayment of the principal in excess of the purchase cost which is herein referred to as “discount recovery.” The loan pool participations have traditionally been a high-yield activity for the Company, but this yield has fluctuated from period to period based on the amount of cash collections, discount recovery, and net collection expenses in any given period. The income and yield on loan pool participations may vary in future periods due to the volume and discount rate on loan pools purchased. The Company adopted SOP 03-3 on January 1, 2005. All loans that the Company had purchased prior to January 1, 2005 continue to utilize the cash basis for recognition of interest income and discount recovery. The loan pool participations purchased subsequent to January 1, 2005 that are subject to the “accretable yield” income recognition requirements of SOP 03-3 have not generated amounts of income significantly greater than what would have been recognized under the cash basis. Loan pool participations that are not subject to the “accretable yield” requirements also utilize the cash basis for recognition of interest income and discount recovery.

Interest income on investment securities computed on a federal tax-equivalent basis increased $159,000 or 16 percent in the quarter ended September 30, 2007, compared with the quarter ended September 30, 2006 mainly due to higher yields on securities in the portfolio. Interest income on investment securities totaled $1,141,000 in the third quarter of 2007 compared with $982,000 for the third quarter of 2006. An increase in the average balance of the investment portfolio also contributed additional interest income. The average balance of investments in the third quarter of 2007 was $86,013,000 compared with $81,283,000 in the third quarter of 2006. The tax-equivalent yield on the Company’s investment portfolio in the third quarter of 2007 increased to 5.26 percent from 4.80 percent in the comparable period of 2006 reflecting reinvestment of maturing securities at higher market interest rates.

Interest expense on deposits was $1,061,000 or 27 percent greater in the third quarter of 2007 compared with the same period in 2006 mainly due to higher market interest rates and increased deposit volumes. The weighted average rate paid on interest-bearing deposits was 3.92 percent in the third quarter of 2007 compared with 3.34 percent in the third quarter of 2006. Average interest-bearing deposits for the third quarter of 2007 were $38,241,000 greater compared with the same period in 2006. Most of the increase in the volume of interest-bearing deposits occurred in certificates of deposit.

Interest expense on borrowed funds was $2,000 greater in the third quarter of 2007 compared with the same period in 2006. Interest on borrowed funds totaled $1,678,000 for the third quarter of 2007. The Company’s average borrowed funds balances were lower in the third quarter of 2007 resulting in reduced interest expense. Higher market interest rates in 2007 compared with 2006 mostly offset the interest reduction from the lower balances. Average borrowed funds for the third quarter of 2007 were $1,587,000 lower compared to the same period in 2006. The weighted average rate paid on borrowed funds increased to 5.52 percent in the third quarter of 2007 compared with 5.44 percent in the third quarter of 2006.

Provision for Loan Losses

The Company recorded a provision for loan losses of $163,000 in the third quarter of 2007 compared with $90,000 in the third quarter of 2006. Net loans charged off in the third quarter of 2007 totaled $733,000 compared with zero net charge-offs in the third quarter of 2006. The provision for loan losses in the third quarter of 2007 reflected the continued growth in the loan portfolio and the increase in net charge-offs. Management determines an appropriate provision based on its evaluation of the adequacy of the allowance for loan losses in relationship to a continuing review of problem loans, the current economic conditions, actual loss experience and industry trends. Management believes that the allowance for loan losses is adequate based on the inherent risk in the portfolio as of September 30, 2007; however, growth in the loan portfolio and the uncertainty of the general economy require that management continue to evaluate the adequacy of the allowance for loan losses and make additional provisions in future periods as deemed necessary.

Noninterest Income

Noninterest income results from the charges and fees collected by the Company from its customers for various services performed, data processing income received from nonaffiliated banks, miscellaneous other income, and gains (or losses) from the sale of investment securities held in the available for sale category. Total noninterest income was $153,000 or 12 percent higher in the third quarter of 2007 compared with the same period in 2006. Service charges on deposit accounts increased $59,000 or 12 percent for the quarter ended September 30, 2007 compared with the quarter ended September 30, 2006 primarily due to additional non-sufficient funds charges collected on deposit account overdrafts. Other customer service charges and fees increased $75,000 in the third quarter of 2007 compared with the same period of 2006 primarily due to higher ATM fees as a result of increased customer transaction volume. Brokerage commissions decreased $37,000 from the third quarter of 2006 to $187,000 for the third quarter of 2007 due to reduced sales of securities to clients. Loan origination fees on single-family real estate loans that were originated by the Company and sold servicing-released to the secondary market decreased to $127,000 in the third quarter of 2007 compared to $148,000 for the third quarter of 2006 due to lower origination activity. Recognized available for sale investment security losses totaled $86,000 in the third quarter of 2006. There were no security gains or losses recognized in the third quarter of 2007.

Noninterest Expense

Total noninterest expense for the quarter ended September 30, 2007 was $42,000 higher compared to noninterest expense for the quarter ended September 30, 2006. Noninterest expense for the third quarter of 2007 was $5,432,000 and includes all the costs incurred to operate the Company except for interest expense, the loan loss provision and income taxes. The increase in salaries and benefits expense for the third quarter of 2007 was $51,000 or 2 percent compared with the same period in 2006. The increase was attributable to annual compensation adjustments and increased benefit costs. The Company had 222 full-time equivalent employees on September 30, 2007 compared with 223 on September 30, 2006. Professional fees increased $40,000 in the third quarter of 2007 due to increased legal fees, regulatory fees and costs associated with the pending merger. Other operating expenses decreased $27,000 or 3 percent in the third quarter of 2007 compared to the third quarter of 2006 with much of the reduction related to reduced advertising and marketing expenses.

Income Tax Expense

The Company incurred income tax expense of $653,000 for the three months ended September 30, 2007 compared with $696,000 for the three months ended September 30, 2006. The effective income tax rate as a percent of income before taxes for the three months ended September 30, 2007 and 2006 was 34.3 percent and 32.5 percent, respectively. The effective tax rate varies from the statutory rate due to state taxes and the amount of tax-exempt income on municipal bonds earned during the period.

NINE MONTHS ENDED September 30, 2007

The Company earned net income of $4,010,000 for the nine months ended September 30, 2007, compared with $5,020,000 for the nine months ended September 30, 2006, a decrease of $1,010,000 or 20 percent. The decrease in net income was primarily due to reduced net interest income, higher provision for loan losses and increased noninterest expense. On January 6, 2006, the Company received the proceeds from the recovery of an agricultural loan that had been charged off in 2001. These proceeds included a loan principal recovery of $901,000 that was credited to the allowance for loan losses, $364,000 in interest that was recorded to interest income on loans and $50,000 credited to other loan income for the reimbursement of attorney fees incurred by the Company in 2001. The interest income and fees recovered contributed $.08 per share basic and diluted to the Company’s earnings in the nine months ended September 30, 2006. Basic and diluted earnings per share for the nine months ended September 30, 2007 were $1.08 and $1.07, respectively. This compares with basic and diluted earnings per share of $1.36 and $1.33, respectively, for the nine months ended September 30, 2006. The Company’s return on average assets was .72 percent for the nine months ended September 30, 2007 and .97 percent for the nine months ended September 30, 2006. The Company’s return on average equity was 8.48 percent for the nine months ended September 30, 2007, compared with 11.19 percent for the nine months ended September 30, 2006.

The following table presents selected financial results and measures for the nine months ended September 30, 2007 compared with the nine months ended September 30, 2006.

	Nine Months Ended September 30,
	2007	2006

Net Income	$4,010,000	$5,020,000
Average Assets	747,881,000	689,438,000
Average Shareholders’ Equity	63,203,000	60,004,000
Return on Average Assets	.72%	.97%
Return on Average Equity	8.48%	11.19%
Equity to Assets (end of period)	8.40%	8.49%

Net Interest Income

The Company’s net interest income for the nine months ended September 30, 2007 decreased $902,000 or 5 percent to $18,382,000 from $19,284,000 for the nine months ended September 30, 2006. Total interest income was $3,417,000 greater in the first nine months of 2007 compared with the same period in 2006. Interest income excluding loan pool participations was $4,417,000, or 16 percent greater in the first nine months of 2007 in comparison with the nine months ended September 30, 2006 due primarily to an increase in the volume of loans and higher yields on loans and investment securities. Interest income and discount recovery on loan pool participations was $1,000,000 lower in the first nine months of 2007 compared to the same period of 2006 as a result of lower collections. The increase in interest income was offset by increased interest expense. Total interest expense for the nine months ended September 30,2007 increased $4,319,000 or 29 percent compared with the same period in 2006 due to increased volumes and a higher cost of funds, reflecting the interest rate environment. The Company’s net interest margin on a federal tax-equivalent basis for the first nine months of 2007 decreased to 3.66 percent from 4.13 percent in the first nine months of 2006. The Company’s overall yield on earning assets increased to 7.41 percent for the first nine months of 2007 compared with 7.30 percent for the first nine months of 2006. The rate on interest-bearing liabilities increased in the nine months ended September 30, 2007 to 4.16 percent compared to 3.52 percent for the nine months ended September 30, 2006.

The following table presents a comparison of the average balance of earning assets, interest-bearing liabilities, interest income and expense, and average yields and costs on a federal tax-equivalent basis for the nine months ended September 30, 2007 and 2006.
	Nine months ended September 30,
(in thousands)	2007			2006
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Average earning assets:
Loans	519,382	28,968	7.46%	463,877	24,943	7.19%
Loan pool participations	87,273	6,134	9.40%	91,816	7,134	10.39%
Interest-bearing deposits	603	29	6.40%	570	22	5.06%
Investment securities:
Available for sale	73,373	2,728	4.97%	69,089	2,206	4.27%
Held to maurity	11,605	521	6.00%	12,607	548	5.81%
Federal funds sold	1,582	61	5.13%	115	3	3.69%
Total earning assets	693,818	38,441	7.41%	638,074	34,856	7.30%

Average interest-bearing liabilities:
Interest-bearing demand deposits	64,399	249	0.52%	63,351	263	0.55%
Savings deposits	105,627	2,136	2.70%	113,770	2,005	2.36%
Certificates of deposit	339,112	12,271	4.84%	282,371	8,315	3.94%
Federal funds purchased	8,493	340	5.37%	9,935	393	5.29%
Federal Home Loan Bank advances	92,155	3,444	5.00%	89,348	3,183	4.76%
Notes payable	4,502	266	7.90%	5,068	286	7.53%
Long-term debt	10,933	747	9.14%	10,310	689	8.94%
Total interest-bearing liabilities	625,221	19,453	4.16%	574,153	15,134	3.52%

Net interest income / interest spread		18,988	3.25%		19,722	3.78%
Net interest margin			3.66%			4.13%

Interest income and fees on loans computed on a federal tax-equivalent basis increased $4,025,000 or 16 percent in the first nine months of 2007 compared to the same period in 2006. Total interest income and fees on loans for the first nine months of 2007 totaled $28,968,000 compared with $24,943,000 for the first nine months of 2006. Included in the total for the first nine months of 2006 was $324,000 of additional interest collected from the recovery of a previously charged-off loan that was received in January 2006. Average loans were $55,505,000 or 12 percent higher in the first nine months of 2007 compared with 2006, which contributed to the growth in interest income. The increase in loan volume reflects new loan originations primarily in the Waterloo, Oskaloosa and Belle Plaine, Iowa markets. Higher interest rates in the first nine months of 2007 compared with 2006 also contributed to the additional interest income generated in 2007. The average yield on loans increased to 7.46 percent for the first nine months of 2007, compared to 7.19 percent in the first nine months of 2006.

Interest and discount income on loan pool participations decreased $1,000,000 or 14 percent in the first nine months of 2007 compared with the same period in 2006. Interest income and discount collected on the loan pool participations for the nine months ended September 30, 2007 was $6,134,000 compared with $7,134,000 collected in the nine months ended September 30, 2006. The yield on loan pool participations was 9.40 percent for the first nine months of 2007 compared with 10.39 percent for the first nine months of 2006. The average loan pool participation investment balance was $4,543,000 lower in the first nine months of 2007 than in the same period of 2006.

Interest income on investment securities computed on a federal tax-equivalent basis increased $495,000 or 18 percent in the nine months ended September 30, 2007, compared with the nine months ended September 30, 2006 mainly due to higher yields on securities in the portfolio. Interest income on investment securities totaled $3,249,000 in the first nine months of 2007 compared with $2,754,000 for the first nine months of 2006. An increase in the average balance of the investment portfolio also contributed additional interest income. The average balance of investments for the first nine months of 2007 was $84,978,000 compared with $81,696,000 for the first nine months of 2006. The tax-equivalent yield on the Company’s investment portfolio for the nine months ended September 30, 2007 increased to 5.11 percent from 4.51 percent in the comparable period of 2006 reflecting reinvestment of maturing securities at higher market interest rates.

Interest expense on deposits totaled $14,656,000 for the first nine months of 2007 compared to $10,583,000 for the first nine months of 2006. Interest expense was $4,073,000 or 38 percent greater in the nine months ended September 30, 2007 compared with the same period in 2006 mainly due to higher market interest rates and increased deposit volumes. The weighted average rate paid on interest-bearing deposits was 3.85 percent in the first nine months of 2007 compared with 3.08 percent for the first nine months of 2006. Average interest-bearing deposits for the first nine months of 2007 were $49,646,000 greater compared with the same period in 2006.

Interest expense on borrowed funds was $246,000 higher in the first nine months of 2007 compared with the same period in 2006. Interest on borrowed funds totaled $4,797,000 for the first nine months of 2007 compared with $4,551,000 in the same period of 2006. The Company’s average borrowed funds balances were $1,422,000 higher in the nine months ended September 30,2007 compared with the nine months ended September 30, 2006 resulting in additional interest expense. Higher market interest rates in 2007 compared with 2006 also contributed to additional interest expense in the first nine months of 2007. Average borrowed funds for the first nine months of 2007 were $116,083,000 compared with $114,661,000 for the same period in 2006. The weighted average rate paid on borrowed funds increased to 5.53 percent in the first nine months of 2007 compared with 5.31 percent in the first nine months of 2006.

Provision for Loan Losses

The Company recorded a provision for loan losses of $739,000 in the nine months ended September 30, 2007. A provision for loan losses of $90,000 was taken in the nine months ended September 30, 2006. The recovery of $901,000 of a previously charged off agricultural loan was credited to the reserve in January 2006. Net loans charged off in the first nine months of 2007 totaled $1,133,000 compared with net recoveries of $668,000 in the first nine months of 2006.

Noninterest Income

Total noninterest income for the nine months ended September 30, 2007 was $4,542,000 compared with $4,367,000 for the nine months ended September 2006. Excluding investment security gains and losses, noninterest income for the first nine months of 2007 was $4,493,000 compared with $4,579,000 for the first nine months of 2006. This is a decrease of $86,000 or 2 percent in the first nine months of 2007 compared with the same period in 2006. Other customer service charges and fees increased $158,000 in the first nine months of 2007 compared with the same period of 2006 primarily due to higher ATM fees as a result of increased customer transaction volume. Brokerage commissions decreased $149,000 to $614,000 for the first nine months of 2007 due to reduced sales of securities to clients. Insurance commissions were $566,000 for the first nine months of 2007 compared with $555,000 in the first nine months of 2006. Mortgage loan origination fees on single-family real estate loans that were originated by the Company and sold servicing-released to the secondary market increased $46,000 in the first nine months of 2007 compared to the first nine months of 2006 due to increased origination activity. Other operating income declined $168,000 for the nine months ended September 30, 2007 compared to the same period in 2006 primarily due to the reimbursement of attorney fees related to the charge-off recovery in the first quarter of 2006 and the receipt of other nonrecurring income in 2006. Recognized available for sale investment security gains totaled $49,000 in the first nine months of 2007 compared with a loss on the sale of investment securities of $212,000 in the first nine months of 2006.

Noninterest Expense

Total noninterest expense for the nine months ended September 30, 2007 was $16,389,000 compared with $16,039,000 for the nine months ended September 30, 2006, an increase of $350,000 or 2 percent. Salaries and benefits expense for the first nine months of 2007 was $387,000 or 4 percent higher compared with the same period in 2006. The increase was attributable to annual compensation adjustments and increased benefit costs. The Company had an average of 220 full-time equivalent employees for the nine months ended September 30, 2007 compared with an average of 216 full-time equivalent employees for the nine months ended September 30, 2006. Professional fees increased $266,000 in the first nine months of 2007 due to increased legal fees, regulatory fees, costs associated with development and implementation of the Company’s Sarbanes-Oxley initiative and merger-related costs. Other operating expenses decreased $229,000 or 8 percent in the first nine months of 2007 compared to the nine months of 2006 with much of the reduction related to lower marketing expenses and office supplies expense.

Income Tax Expense

The Company incurred income tax expense of $1,786,000 for the nine months ended September 30, 2007 compared with $2,502,000 for the nine months ended September 30, 2006. The effective income tax rate as a percent of income before taxes for the nine months ended September 30, 2007 and 2006 was 30.8 percent and 33.3 percent, respectively. The effective tax rate varies from the statutory rate due to state taxes and the amount of tax-exempt income on municipal bonds earned during the period. Tax-exempt income on municipal bonds is greater in comparison to previous periods as the market yields on newly-purchased bonds has increased and the Company has a higher volume of municipal bonds.

FINANCIAL CONDITION

Total assets as of September 30, 2007 were $768,887,000 compared with $744,911,000 as of December 31, 2006, an increase of $23,976,000 or 3 percent. As of September 30, 2007, the Company had $18,545,000 of federal funds purchased compared with $465,000 purchased as of December 31, 2006. Federal funds are purchased on a short-term basis to meet liquidity needs.

Investment Securities

Investment securities available for sale totaled $76,613,000 as of September 30, 2007. This is an increase of $5,870,000 from $70,743,000 as of December 31, 2006. The proceeds from paydown in the loan pool participations and the proceeds from maturing held to maturity securities were utilized to purchase additional investment securities. Investment securities classified as held to maturity declined to $10,865,000 as of September 30, 2007, compared with $12,220,000 on December 31, 2006.

Loans

Total loans were $533,361,000 as of September 30, 2007, compared with $503,832,000 as of December 31, 2006, an increase of $29,529,000 or 6 percent. Much of the growth in the first nine months of 2007 came from commercial, agricultural operating, agricultural real estate and commercial real estate loans. As of September 30, 2007, the Company’s loan to deposit ratio was 95.5 percent compared with a year-end 2006 loan to deposit ratio of 89.9 percent. As of September 30, 2007, loans secured by residential real estate comprised the largest category in the portfolio at approximately 24 percent of total loans. Commercial loans were the next largest category at 18 percent. Commercial real estate loans made up approximately 15 percent of the total loan portfolio. Agricultural loans were approximately 14 percent of the total loan portfolio. Construction and land development loans comprised approximately 12 percent of the portfolio and agricultural land loans were 11 percent. Multifamily residential real estate comprised 3 percent of the portfolio and loans to individuals also constituted 3 percent of the portfolio. The loan percentages did not change significantly from December 31, 2006.

The Company has very minimal exposure to subprime mortgages in its loan portfolio. The Company’s loan policy provides a guideline that real estate mortgage borrowers have a credit score of 640 or greater. Exceptions to the guideline have been noted but the overall exposure is deemed minimal by management. Mortgages originated by the Company and sold on the secondary market are typically underwritten according to the guidelines of the secondary market investors. These mortgages are on a non-recourse basis, thereby minimizing any subprime exposure.

Loan Pool Participations

As of September 30, 2007, the Company had loan pool participations of $90,757,000, a decrease of $8,128,000 or 8 percent from the December 31, 2006 balance of $98,885,000. The decrease in the loan pool participations is the result of collections of loan pool participations during the period. The loan pool investment balance shown as an asset on the Company’s Statement of Condition represents the discounted purchase cost of the loan pool participations. The average loan pool participation balance of $87,273,000 for the first nine months of 2007 was $4,543,000 lower than the average balance of $91,816,000 for the first nine months of 2006. The Company placed numerous bids on loan pools during the first nine months of 2007 and was successful in purchasing $23,310,000. Most of the purchases occurred in the third quarter of 2007. In comparison, during the first nine months of 2006, the Company purchased $21,150,000 in loan pool participations. As of September 30, 2007, the categories of loans by collateral type in the loan pools were commercial real estate - 50 percent, commercial loans - 18 percent, agricultural real estate - 11 percent, single-family residential real estate - 12 percent and other loans - 9 percent. The Company has very minimal exposure in loan pools to consumer real estate subprime credit. Most of the basis in loans identified with borrowers or guarantors having credit scores categorized as subprime relates to additional collateral taken to reduce exposure on commercial or commercial real estate loans. The Company does not actively seek to purchase consumer or consumer real estate loans characterized as subprime credit.

Goodwill and Other Intangible Assets

Goodwill totaled $13,405,000 as of September 30, 2007 and December 31, 2006. Goodwill is subject to testing at least annually for impairment in accordance with the provisions of Financial Accounting Standards Board Statement No. 142. No impairment write-down of goodwill has been recorded.

Other intangible assets decreased to $938,000 as of September 30, 2007 from the December 31, 2006 total of $1,128,000 reflecting the amortization of intangible assets. The gross carrying amount of other intangible assets and the associated accumulated amortization at September 30, 2007 and December 31, 2006 is presented in the table below. Amortization expense for other intangible assets for the nine months ended September 30, 2007 and 2006 was $190,000 and $222,000, respectively.

	Gross		Unamortized
	Carrying	Accumulated	Intangible
	Amount	Amortization	Assets
	(in thousands)

September 30, 2007
Other intangible assets:
Core deposit premium	$3,281	2,832	449
Customer list intangible	$786	297	489
Total	$4,067	$3,129	$938

December 31, 2006
Other intangible assets:
Core deposit premium	$3,281	2,716	565
Customer list intangible	$786	223	563
Total	$4,067	$2,939	$1,128

Amortization of intangible assets is recorded using an accelerated method based on the estimated life of the core deposit intangible. Projections of amortization expense are based on existing asset balances and the remaining useful lives. The following table shows the estimated future amortization expense.

	Core	Customer
	Deposit	List
	Premium	Intangible	Totals
	(in thousands)

Three months ending December 31, 2007	$39	23	62

Year ended December 31,
2008	156	87	243
2009	127	79	206
2010	41	71	112
2011	41	62	103
2012	41	54	95
Thereafter	4	113	117

Deposits

Total deposits as of September 30, 2007 were $558,262,000 compared with $560,615,000 as of December 31, 2006, a decrease of $2,353,000. Certificates of deposit remain the largest category of deposits at September 30, 2007 representing approximately 61 percent of total deposits. Of the $340,550,000 in certificates of deposit, certificates greater than $100,000 totaled $80,520,000. Based on historical experience, management anticipates that many of the maturing certificates of deposit will be renewed upon maturity. Maintaining competitive market interest rates will facilitate the Company’s retention of certificates of deposit. Savings and money market accounts constituted approximately 19 percent of total deposits with interest-bearing demand deposits at 11 percent of total deposits and demand deposits approximating 9 percent of deposits.

Borrowed Funds/Notes Payable

The Company had $18,545,000 federal funds purchased on September 30, 2007. There was $465,000 in federal funds purchased on December 31, 2006. During the first nine months of 2007, the Company had an average balance of federal funds purchased of $8,493,000. Advances from the Federal Home Loan Bank totaled $90,600,000 as of September 30, 2007 compared with $99,100,000 as of December 31, 2006. The Company utilizes Federal funds purchased and Federal Home Loan Bank advances as a supplement to customer deposits to fund earning assets. Notes payable decreased to $2,500,000 as of September 30, 2007 compared with $4,050,000 on December 31, 2006. Long-term debt in the form of pooled trust preferred securities was $25,774,000 as of September 30, 2007 compared with $10,310,000 as of December 31, 2006.

On September 20, 2007, the Company issued $15,464,000 in additional pooled trust preferred securities with a maturity of December 15, 2037. Interest on these trust preferred securities is payable quarterly with the interest rate on 50 percent of the amount fixed at 6.478 percent for five years and the remaining 50 percent variable at the three month LIBOR rate plus 1.59 percent. The trust preferred securities are callable at the Company’s option at par after 5 years.

The Company anticipates redeeming the original $10,310,000 in trust preferred securities on December 31, 2007 at par. The interest rate on the existing trust preferred securities is variable quarterly at the three month LIBOR rate plus 3.65 percent. As of September 30, 2007, the Company had $254,000 of unamortized issuance costs associated with the $10,310,000 trust preferred securities. In the event the trust preferred is redeemed, the Company would incur a charge to earnings for the amount of the unamortized issuance costs.

Nonperforming Assets

The Company’s nonperforming assets totaled $6,207,000 (1.16 percent of total loans) as of September 30, 2007, compared to $5,989,000 (1.19 percent of total loans) as of December 31, 2006. All nonperforming asset totals and related ratios exclude the loan pool participations. The following table presents the categories of nonperforming assets as of September 30, 2007 compared with December 31, 2006:

	September 30,	December 31,
	2007	2006
	(in thousands)
Impaired loans and leases:
Nonaccrual	$2,300	727
Restructured	-	2,014
Total impaired loans and leases	2,300	2,741
Loans and leases past due 90 days and more	2,328	3,060
Total nonperforming loans	4,628	5,801
Other real estate owned	1,579	188
Total nonperforming assets	$6,207	5,989

As of September 30, 2007, the Company’s nonaccrual loans totaled $2,300,000 compared with $727,000 as of December 31, 2006. The $1,573,000 increase from December 31, 2006 to September 30, 2007 is mainly attributable to an investor rental property project, an assisted-living facility, a parcel of agricultural land and rental real estate loans that were classified nonaccrual. Loans ninety days past due and still accruing decreased $732,000 to a September 30, 2007 balance of $2,328,000. There were no troubled debt restructurings as of September 30, 2007 compared with $2,014,000 as of December 31, 2006. Other real estate owned increased $1,391,000 in the first nine months of 2007 primarily due to the foreclosure on a commercial real estate truck stop/convenience store that was carried as a troubled debt restructuring as of December 31, 2006. The Company recognized a charge-off of $559,000 in connection with the foreclosure of the truck stop/convenience store during the third quarter of 2007. The Company’s allowance for loan losses as of September 30, 2007 was $5,299,000, which was .99 percent of total loans as of that date. This compares with an allowance for loan losses of $5,693,000 as of December 31, 2006, which was 1.13 percent of total loans. As of September 30, 2007, the allowance for loan losses was 85.4 percent of nonperforming assets compared with 95.1 percent as of December 31, 2006. Based on the inherent risk in the loan portfolio, management believes that as of September 30, 2007, the allowance for loan losses is adequate. For the three months ended September 30, 2007, the Company experienced net loan charge-offs of $733,000 compared with no net loan charge-offs during the three months ended September 30, 2006. Net loan charge-offs for the nine months ended September 30, 2007 were $1,133,000 compared with net recoveries of $668,000 for the nine months ended September 30, 2006.

Changes in the allowance for loan losses for the nine months ended September 30, 2007 and 2006 were as follows:

	2007	2006
	(in thousands)
Balance at beginning of year	$5,693	5,011
Provision for loan losses	739	90
Recoveries on loans previously charged off	28	1,057
Loans charged off	(1,161)	(389)
Balance at end of period	$5,299	5,769

Capital Resources

Total shareholders’ equity was 8.4 percent of total assets as of September 30, 2007 and was 8.4 percent as of December 31, 2006. Tangible equity to tangible assets was 6.7 percent as of September 30, 2007 and 6.6 percent as of December 31, 2006. The Company’s Tier 1 Capital Ratio was 10.2 percent of risk-weighted assets as of September 30, 2007 and was 10.0 percent as of December 31, 2006, compared to a 4.0 percent regulatory requirement. Risk-based capital guidelines require the classification of assets and some off-balance-sheet items in terms of credit-risk exposure and the measuring of capital as a percentage of the risk-adjusted asset totals. Tier 1 Capital is the Company’s total common shareholders’ equity plus the trust preferred security reduced by goodwill. Management believes that, as of September 30, 2007, the Company and its subsidiary bank meet all capital adequacy requirements to which they are subject. As of that date, the bank subsidiary was “well capitalized” under regulatory prompt corrective action provisions.

On January 18, 2007, the Company’s Board of Directors authorized a stock repurchase of up to $2,000,000 until December 31, 2007. In accordance with this authorization, the Company did not repurchase any shares on the open market during the third quarter of 2007. A total of 5,760 shares were issued during the third quarter of 2007 for options exercised under previously awarded grants. Cash dividends of $.18 per share were paid to shareholders on September 15, 2007.

Liquidity

Liquidity management involves meeting the cash flow requirements of depositors and borrowers. The Company conducts liquidity management on both a daily and long-term basis; and it adjusts its investments in liquid assets based on expected loan demand, projected loan maturities and payments, estimated cash flows from the loan pool participations, expected deposit flows, yields available on interest-bearing deposits, and the objectives of its asset/liability management program. The Company had liquid assets (cash and cash equivalents) of $13,055,000 as of September 30, 2007, compared with $20,726,000 as of December 31, 2006. Investment securities classified as available for sale could be sold to meet liquidity needs if necessary. Additionally, the bank subsidiary maintains lines of credit with correspondent banks and the Federal Home Loan Bank that would allow it to borrow federal funds on a short-term basis if necessary. The Company also maintains a line of credit with a major commercial bank that provides liquidity for the purchase of loan pool participations and other corporate needs. Management believes that the Company has sufficient liquidity as of September 30, 2007 to meet the needs of borrowers and depositors.

The Company currently maintains a $5,000,000 revolving line of credit that matures on June 30, 2008. As of September 30, 2007, the Company had no borrowings on the line. Management believes that the $5,000,000 line should be adequate to meet anticipated borrowing needs.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. As of September 30, 2007 and December 31, 2006, outstanding commitments to extend credit totaled approximately $81,131,000 and $90,290,000, respectively.

Commitments under standby letters of credit outstanding aggregated $2,036,000 and $2,495,000 as of September 30, 2007 and December 31, 2006, respectively. The Company does not anticipate any losses as a result of these transactions.

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

Additional Information about the Merger and Where to Find It

In connection with the proposed merger referenced herein, ISB Financial Corp. will file with the Securities and Exchange Commission (the “SEC”) a registration statement on Form S-4 to register the shares of ISB Financial common stock to be issued to the shareholders of the Company. The registration statement will include a joint proxy statement/prospectus which will be sent to the shareholders of ISB Financial and the Company seeking their approval of the merger. In addition, each of ISB Financial and the Company may file other relevant documents concerning the proposed merger with the SEC.

WE URGE INVESTORS AND SECURITY HOLDERS TO READ THE REGISTRATION STATEMENT ON FORM S-4 AND THE JOINT PROXY STATEMENT/PROSPECTUS INCLUDED WITHIN THE REGISTRATION STATEMENT AND ANY OTHER RELEVANT DOCUMENTS TO BE FILED WITH THE SEC IN CONNECTION WITH THE PROPOSED MERGER, BECAUSE THEY WILL CONTAIN IMPORTANT INFORMATION ABOUT ISB FINANCIAL, THE COMPANY AND THE PROPOSED TRANSACTION. Investors and security holders may obtain free copies of these documents, when available, through the website maintained by the SEC at http://www.sec.gov. Free copies of the joint proxy statement/prospectus also may be obtained, when available, by directing a request by telephone or mail to MidWestOne Financial Group, Inc., 222 First Avenue East, Oskaloosa, Iowa 52577, Attention: David Meinert (telephone: (641) 673-8448) or by accessing the Company’s website at http://www.midwestonebank.com under “Company Info.” The information on the Company’s website is not, and shall not be deemed to be, a part of this document or incorporated into other filings the company makes with the SEC.

ISB Financial and the Company and their respective directors, executive officers and members of management may be deemed to be participants in the solicitation of proxies from the shareholders of ISB Financial and/or the Company in connection with the merger. Information about the directors and executive officers of the Company is set forth in the proxy statement for the Company’s 2007 annual meeting of shareholders filed with the SEC on March 23, 2007. Additional information regarding the interests of these participants and other persons who may be deemed participants in the merger may be obtained by reading the joint proxy statement/prospectus regarding the merger when it becomes available. This document shall not constitute an offer to sell or the solicitation of an offer to buy securities in any jurisdiction in which such solicitation would be unlawful.

Part I – Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Market risk is the risk of earnings volatility that results from adverse changes in interest rates and market prices. The Company’s market risk is primarily comprised of interest rate risk arising from its core banking activities of lending and deposit taking. Interest rate risk is the risk that changes in market interest rates may adversely affect the Company’s net interest income. Management continually develops and applies strategies to mitigate this risk. The Company has not experienced any material changes to its market risk position since December 31, 2006, from that disclosed in the Company’s 2006 Form 10-K Annual Report. Management does not believe that the Company’s primary market risk exposures and how those exposures were managed in the first nine months of 2007 changed when compared to 2006.

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

Caution Regarding Forward-Looking Statements

Statements made in this report, other than those concerning historical financial information, may be considered forward-looking statements, which speak only as of the date of this document and are based on current expectations and involve a number of assumptions. These include statements as to expectations regarding the merger and any other statements regarding future results or expectations. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and is including this statement for purposes of these safe harbor provisions. The company’s ability to predict results, or the actual effect of future plans or strategies, is inherently uncertain. Factors that could cause actual results to differ from those set forth in the forward-looking statements or that could have a material effect on the operations and future prospects of the Company and the resulting company, include but are not limited to: (1) changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board; (2) changes in the quality and composition of the company’s loan and securities portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s respective market areas, implementation of new technologies, ability to develop and maintain secure and reliable electronic systems, and accounting principles, policies, and guidelines; (3) the businesses of ISB Financial and/or the Company may not be integrated successfully or such integration may be more difficult, time-consuming or costly than expected; (4) expected revenue synergies and cost savings from the merger may not be fully realized or realized within the expected time frame; (5) revenues following the merger may be lower than expected; (6) customer and employee relationships and business operations may be disrupted by the merger; (7) the required regulatory and shareholder approvals may not be obtained within expected timeframes, or at all, and the ability to complete the merger may be more difficult, time-consuming or costly than expected; and (8) other risk factors detailed from time to time in filings made by ISB Financial or the Company with the SEC.

Part II – Item 1A Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. In addition, we face additional risks and uncertainties as a result of the Company’s agreement to merge with ISB Financial Corp., as disclosed in our Current Report on Form 8-K filed with the SEC on September 12, 2007. These risks include, among other things, uncertainty about our ability to obtain the governmental approvals necessary to close the merger on the proposed terms and schedule or at all; whether our shareholders will approve the merger; and disruption from the merger that might make it more difficult to maintain relationships with our customers, employees or suppliers.

Part II – Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) – (b) Not Applicable

(c) Issuer Purchases of Equity Securities

	(a) Total		(c) Total Number of	(d) Maximum Number (or
	Number of		Shares (or Units)	Approximate Dollar Value) of
	Shares (or	(b) Average	Purchased as Part of	Shares (or Units) that May Yet
	Units)	Price Paid per	Publicly Announced	Be Purchased Under the Plans
Period	Purchased	Share (or Unit)	Plans or Programs	or Programs
July 2007	-	$-	-	$1,170,200
August 2007	-	-	-	1,170,200
September 2007	-	-	-	$1,170,200
Total	-	$-	-

On January 18, 2007, the Board of Directors authorized the repurchase of up to $2,000,000 of the Company's common stock on the open market. This repurchase authorization expires on December 31, 2007.

Part II – Item 6. Exhibits.

(a)	The following exhibits and financial statement schedules are filed as part of this report:

Exhibits

2
Agreement and Plan of Merger between MidWestOne Financial Group, Inc. and ISB Financial Corp. dated September 11, 2007. This Agreement and Plan of Merger is hereby incorporated by reference to the Form 8-K filed by the Company on September 12, 2007.

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

November 13, 2007
Dated

By:	/s/ David A. Meinert
David A. Meinert
Executive Vice President
and Chief Financial Officer
(Principal Accounting Officer)

November 13, 2007
Dated